Form 10-Q
period 2000-03-31
ALLOS THERAPEUTICS
filed 2000-05-15
CIK 1097264

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended March 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from ___________to _________.

                             Commission File Number
                                  0 19777 10 1

                            ALLOS THERAPEUTICS, INC.
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                         54-1655029
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                         7000 NORTH BROADWAY, SUITE 400
                             DENVER, COLORADO 80221
                                 (303) 426-6262
               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

     As of March 31, 2000, there were 22,837,151 shares of the Registrant's Common Stock outstanding, par value $0.001 per share.


  This quarterly report on Form 10-Q, including exhibits, consists of 14 pages.
                    The exhibit index is located on page 14.

                            ALLOS THERAPEUTICS, INC.
                                    FORM 10-Q

                                      INDEX


                                                                               PAGE
                                                                              NUMBER
                                                                              ------
PART I.  Financial Information

     ITEM 1. Financial Statements ............................................   3

             Balance Sheet --
                 as of March 31, 2000 (unaudited) and December 31, 1999 ......   3

             Statement of Operations (unaudited) --
                 for the three months ended March 31, 2000 and 1999 and the period from inception (September 1, 1992) through
                 March 31, 2000 ..............................................   4

             Statement of Cash Flows (unaudited) -
                 for the three months ended March 31, 2000 and 1999 and the period from inception (September 1, 1992) through
                 March 31, 2000 ..............................................   5

             Notes to Financial Statements (unaudited) .......................   6

     ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations .......................................   8

PART II.  Other Information ..................................................  12

SIGNATURES ...................................................................  13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ALLOS THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                             MARCH 31,         DECEMBER 31,
                                    ASSETS                                      2000               1999
                                                                           -------------      -------------
                                                                            (UNAUDITED)
Current assets:
   Cash and cash equivalents                                               $  66,118,256      $   2,597,884
   Short-term investments                                                     24,573,487          6,877,303
   Prepaid expenses - research                                                   842,220            223,117
   Prepaid expenses - other                                                       38,992             45,311
   Other assets                                                                    8,286            185,898
                                                                           -------------      -------------
          Total current assets                                                91,581,241          9,929,513
                                                                           -------------      -------------

Property and equipment (net of accumulated depreciation of $354,313
      and $322,227, respectively)                                                216,484            230,360
Other assets                                                                      23,236             45,641
                                                                           -------------      -------------
          Total assets                                                     $  91,820,961      $  10,205,514
                                                                           =============      =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable - related parties                                      $       4,842      $       8,087
   Accrued expenses - research                                                   703,676            768,592
   Accounts payable - trade                                                      959,939             65,123
   Accrued compensation and employee benefits                                    138,065            224,379
   Current portion of capital lease obligations                                   71,795             79,042
                                                                           -------------      -------------
          Total current liabilities                                            1,878,317          1,145,223
Long-term portion of capital lease obligations                                    53,421             69,320
                                                                           -------------      -------------
          Total liabilities                                                    1,931,738          1,214,543

Stockholders' equity:
   Convertible preferred stock, Series A: $0.001 par value, 0 and
      5,000,000 shares authorized, issued and outstanding at March 31,
      2000 and December 31, 1999, respectively (liquidation value:
      $6,718,107 at December 31, 1999)                                                --              5,000
   Convertible preferred stock, Series B: $0.001 par value, 0 and
      5,050,000 shares authorized at March 31, 2000 and December 31,
      1999, respectively; 0 and 5,032,500 shares issued and
      outstanding at March 31, 2000 and December 31, 1999,
      respectively (liquidation value: $10,191,261 at December 31,
      1999)                                                                           --              5,033
   Convertible preferred stock, Series C: $0.001 par value, 0 and
      16,610,000 shares authorized at March 31, 2000 and December 31,
      1999, respectively; 0 and 15,255,786 shares issued and
      outstanding at March 31, 2000 and December 31, 1999,
      respectively (liquidation value: $30,161,846 at December 31,
      1999)                                                                           --             15,256
   Preferred stock, $0.001 par value; 10,000,000 shares authorized at
      March 31, 2000, no shares issued or outstanding                                 --                 --
   Common stock, $0.001 par value; 75,000,000 and 31,000,000 shares authorized at March 31, 2000 and December 31, 1999,
      respectively; 22,837,151 and 2,022,138 shares issued and
      outstanding at March 31, 2000 and December 31, 1999,
      respectively                                                                22,837              2,022
Additional paid-in capital preferred stock                                            --         49,873,495
Additional paid-in capital common stock                                      156,549,356          7,020,291
Notes receivable - related parties                                               (49,687)          (139,687)
Accumulated deficit                                                          (54,824,893)       (43,348,145)
Deferred compensation related to grant of options                            (11,808,390)        (4,442,294)
                                                                           -------------      -------------
          Total stockholders' equity                                          89,889,223          8,990,971
                                                                           -------------      -------------
               Total liabilities and stockholders' equity                  $  91,820,961      $  10,205,514
                                                                           =============      =============

 The accompanying notes are an integral part of these financial statements.

                            ALLOS THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                      CUMULATIVE
                                                                                     PERIOD FROM
                                                                                     SEPTEMBER 1,
                                                                                     1992 (DATE OF
                                                                                      INCEPTION)
                                                      THREE MONTHS ENDED                THROUGH
                                                            MARCH 31,                  MARCH 31,
                                                     2000              1999              2000
                                                 ------------      ------------      ------------
Operating expenses:
      Research and development                   $  3,846,617      $  1,977,307      $ 26,792,504
      Clinical manufacturing                          344,978           408,174         5,509,811
      General and administrative                    7,400,506           427,767        14,571,239
                                                 ------------      ------------      ------------

          Total operating expenses                 11,592,101         2,813,248        46,873,554

Loss from operations                              (11,592,101)       (2,813,248)      (46,873,554)
Interest and other income, net                        115,353            95,096         1,661,636
                                                 ------------      ------------      ------------

            Net loss                              (11,476,748)       (2,718,152)      (45,211,918)

Dividend related to beneficial conversion
   feature of preferred stock                              --                --        (9,612,975)
                                                 ------------      ------------      ------------

Net loss attributable to common stockholders     $(11,476,748)     $ (2,718,152)     $(54,824,893)
                                                 ============      ============      ============

Net loss per common share:
      Basic and diluted                          $      (3.51)     $      (1.37)
                                                 ============      ============

      Weighted average common shares - basic
      and diluted                                   3,270,720         1,981,753
                                                 ============      ============

   The accompanying notes are an integral part of these financial statements.

                            ALLOS THERAPEUTICS, INC.
                          (A DEVELOPMENT STATE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                               CUMULATIVE PERIOD
                                                                                               FROM SEPTEMBER 1,
                                                                                                1992 (DATE OF
                                                                THREE MONTHS ENDED             INCEPTION) THROUGH
                                                                      MARCH 31,                     MARCH 31,
                                                                2000               1999               2000
                                                           -------------      -------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $ (11,476,748)     $  (2,718,152)     $ (45,211,918)
Adjustments to reconcile net loss to net cash used in
   operating activities:
Depreciation and amortization                                     32,086             36,124            384,108
Stock-based compensation expense                               9,625,110                 --         11,993,871
Other                                                                 --                 --             52,406
Changes in operating assets and liabilities:
    Decrease (increase) in prepaids and other assets            (412,768)          (180,574)          (912,735)
    (Increase) decrease in interest receivable on
        short-term investments                                  (180,912)            12,778           (275,404)
    Increase (decrease) in accounts payable - related
        parties                                                   (3,245)          (112,196)             4,842
    Increase (decrease) in accrued expenses - research           (64,916)           166,061            703,676
    Increase (decrease) in accounts payable - trade              894,815            (56,883)           959,938
    Increase (decrease) in accrued compensation and
        employee benefits                                        (86,314)            36,191            138,065
                                                           -------------      -------------      -------------
          Net cash used in operating activities               (1,672,892)        (2,816,651)       (32,163,151)
                                                           -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                            (18,209)            (6,324)          (311,401)
Purchase of short-term investments                           (20,447,522)        (1,966,000)       (68,384,700)
Proceeds from sale of short-term investments                   2,932,250          4,904,824         44,086,617
                                                           -------------      -------------      -------------
          Net cash provided by (used in) investing
              activities                                     (17,533,481)         2,932,500        (24,609,484)
                                                           -------------      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases                          (23,145)           (29,207)          (296,871)
Proceeds from sale leaseback                                          --                 --            120,492
Proceeds from stockholder loan                                        --                 --             12,000
Repayment of stockholder loan                                         --                 --            (12,000)
Proceeds from issuance of convertible preferred
    stock, net of issuance costs                                  (2,503)            (2,804)        40,283,306
Proceeds from issuance of common stock, net of
    issuance costs                                            82,752,393                 --         82,783,964
                                                           -------------      -------------      -------------
          Net cash provided by (used in) financing
              activities                                      82,726,745            (32,011)       122,890,891
                                                           -------------      -------------      -------------

Net increase (decrease) in cash                               63,520,372             83,838         66,118,256
Cash and cash equivalents, beginning of period                 2,597,884          1,656,546                 --
                                                           -------------      -------------      -------------

Cash and cash equivalents, end of period                   $  66,118,256      $   1,740,384      $  66,118,256
                                                           =============      =============      =============

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING
    AND FINANCING ACTIVITIES
Issuance of stock in exchange for license agreement                   --                 --             40,000
Capital lease obligations incurred for purchase of
    property and equipment                                            --                 --            422,088
Issuance of stock in exchange for notes receivable                    --                 --            139,687

   The accompanying notes are an integral part of these financial statements.

                            ALLOS THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Allos Therapeutics, Inc., referred to herein as we, us or our, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included herein have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with generally accepted accounting principles. The results for the three-month period ended March 31, 2000 are not necessarily indicative of the results expected for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1999 audited financial statements and the notes thereto included in the Company's Form S-1 filed with the SEC on March 27, 2000.

The Company has not generated any revenue to date and its activities have consisted primarily of developing products, raising capital and recruiting personnel. Accordingly, the Company is considered to be in the development stage at March 31, 2000 as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises".

2. EARNINGS PER COMMON SHARE

     Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of stock options and warrants and have been excluded from the computation of diluted earnings per common share because their effect was anti-dilutive.

3. INITIAL PUBLIC OFFERING

     On March 27, 2000, the SEC declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, the Company completed an Initial Public Offering ("IPO") of 5,000,000 shares of its common stock at an IPO price of $18.00 per share (the "Offering"). Proceeds to the Company from the Offering, after calculation of the underwriters' discount and commission, totaled approximately $82.7 million, net of offering costs of approximately $1 million. Concurrent with the closing of the IPO, all outstanding shares of the Company's convertible preferred stock were automatically converted into 15,678,737 shares of common stock.

4. RELATED PARTY TRANSACTIONS

     In March 1996, the Company obtained recourse notes receivable (the "1996 Notes") from two officers in the amount of $90,000 upon the officers' exercise of 558,000 stock options. The notes accrued interest at 8% annually with interest and principal originally due March 1998. In December 1997, the maturity dates for the 1996 Notes were extended by two years and extended by an additional year in January 2000. In March 2000, the 1996 Notes were forgiven. In connection therewith, the Company recorded $7,617,000 in stock compensation expense for the period ended March 31, 1999 based on the difference between the fair market value of the underlying common stock and option exercise prices. This expense was allocated as $2,200,000 related to research and development and $5,417,000 related to general and administrative.

In December 1997, the Company obtained additional notes receivable (the "1997 Notes") from these officers in the amount of $49,687 upon the officers' exercise of stock options to acquire 123,225 shares. These notes accrued interest at 6% annually with interest and principal originally due December 1999. The 1997 Notes are classified as an offset to stockholders' equity. The maturity dates for the 1997 Notes were extended by one year in January 2000, however, we do not intend to extend the 1997 notes a second time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations as well as information contained elsewhere in this report, contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "could," "should" and "continue" or similar words. Actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in the discussion below and those described in the "Risk Factors" discussion of our Registration Statement on Form S-1 filed with the Securities and Exchange Commission. As a result, you should not place undue reliance on these forward-looking statements. We do not intend to update or revise these forward-looking statements to reflect future events or developments.

OVERVIEW

     We are a pharmaceutical company focused on developing and commercializing innovative small molecule drugs initially for improving cancer treatments. Our lead product candidate is RSR13. RSR13 is a synthetic small molecule that increases the release of oxygen from hemoglobin, the oxygen carrying protein contained within red blood cells. We believe RSR13 can be used to improve existing treatments for cancer and treat many diseases attributed to or aggravated by tissue oxygen deprivation.

     To date, we have devoted substantially all of our resources to research and clinical development. We have not derived any commercial revenues from product sales, and we do not expect to receive product revenues for at least the next several years. We have incurred significant operating losses since our inception in 1992 and, as of March 31, 2000, had an accumulated deficit of $54,824,893. There can be no assurance if or when we will become profitable. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing research and development costs, in addition to costs related to clinical trials and manufacturing activities. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our product candidates, and obtain required regulatory clearances and successfully manufacture and market our future products.

RESULTS OF OPERATIONS

Expenses

   Research and Development

     Research and development expenses increased to $3,847,000 for the three months ended March 31, 2000 from $1,977,000 for the three months ended March 31, 1999 due primarily to non-cash charges comprising amortization of deferred compensation expense of $571,000 and stock compensation expense of $2,234,000 resulting from the forgiveness of the 1996 Notes (see Note 4 to the Financial Statements).

     Excluding the impact of the non-cash charges, research and development expenses decreased $937,000, or 47%, to $1,040,000 in the three months ended March 31, 2000 as compared to $1,977,000 in the three months ended March 31, 1999. This decrease was primarily due to lower clinical trial costs resulting from the completion of several Phase II clinical trials that were ongoing during the same period last year.

   Clinical Manufacturing

     Clinical manufacturing expenses include the cost of manufacturing RSR13 for use in clinical trials and costs associated with the scale-up of manufacturing to support commercial requirements. Clinical manufacturing expenses for the three months ended March 31, 2000 and 1999 were $345,000 and $408,000, respectively. The $63,000, or 15% decrease is attributable to lower RSR13 requirements resulting from reduced clinical trials.

   General and Administrative

     General and administrative expenses were $7,401,000 for the three months ended March 31, 2000 compared to $428,000 for the three months ended March 31, 1999. The $6,973,000 increase was due primarily to non-cash charges comprising amortization of deferred compensation expense of $1,306,000 and stock compensation expense of $5,502,000 resulting from the forgiveness of the 1996 Notes (see Note 4 to the Financial Statements).

     Excluding the impact of the non-cash charges, general and administrative expenses increased $165,000, or 39%, to $593,000 in the three months ended March 31, 2000 as compared to $428,000 in the three months ended March 31, 1999. This increase is a result of additional consulting expenses incurred for investor and public relations as well as increased personnel and travel expenses.

   Non-cash Charges

     In March 1996, we obtained recourse notes receivable (the "1996 Notes") from two officers in the amount of $90,000 upon the officers' exercise of 558,000 stock options. The 1996 Notes accrued interest at 8% annually with interest and principal originally due March 1998. In December 1997, the maturity dates for the 1996 Notes were extended by two years and extended by an additional year in January 2000. In March 2000, the 1996 Notes were forgiven. In connection therewith, we recorded $7,617,000 in stock compensation expense for the period ended March 31, 1999 based on the difference between the fair market value of the underlying common stock and option exercise prices.

     In the first quarter 2000, we recorded amortization of deferred stock compensation of $1,918,000 in connection with the grant of certain options to employees prior to the IPO with exercise prices below the fair value for financial reporting purposes of our common stock on their respective grant dates.

Interest and Other Income, Net

     Interest income, net of interest expense, increased by 21% to $115,000 for the quarter ended March 31, 2000 from $95,000 for the quarter ended March 31, 1999. This increase was primarily a result of increased average investment balances and higher yields on U.S. government securities, high-grade commercial paper and money market funds held by us.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed the operations primarily through private placements of preferred stock, which has resulted in net proceeds of $40,283,000 through March 31, 2000. On March 27, 2000, the SEC declared effective our Registration Statement on Form S-1. Pursuant to this Registration Statement, we completed an IPO of 5,000,000 shares of common stock at an IPO price of $18.00 per share. We received proceeds from the Offering, after calculation of the underwriters' discount and commission, totaling approximately $82.7 million, net of offering costs of approximately $1 million.

     As of March 31, 2000, we had approximately $90,692,000 in cash, cash equivalents and short-term investments. Net cash used in operating activities of $1,673,000 during the three months ended March 31, 2000 resulted primarily from the net loss for the period and an increase in deposits for future manufacturing runs of bulk drug substance. Net cash used in operating activities of $2,817,000 during the three months ended March 31, 1999 resulted primarily from the net loss for the period.

     Net cash used in investing activities of $17,553,000 for the three months ended March 31, 2000, consisted primarily of purchases of investments, net of proceeds. Net cash provided by investing activities of $2,933,000 for the three months ended March 31, 1999, consisted primarily of proceeds from the sale of investments, net of purchases.

     Net cash provided by financing activities of $82,727,000 for the three months ended March 31, 2000 primarily resulted from the sale of common stock which was offset by payments under our capital lease obligations.

     Based upon the current status of our product development and commercialization plans, we believe cash, cash equivalents and investments will be adequate to satisfy our capital needs through at least the calendar year 2001. However, our actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our future products and establish new collaborative and licensing arrangements.

     Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above will impact our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations.

MARKET RISK

     Our cash, cash equivalents and investments are comprised primarily of short-term fixed rate instruments. Accordingly, we are not subject to interest rate risk to any significant degree.

RISK FACTORS

     In addition to the other information contained in this report, we caution stockholders and potential investors that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results of operations and could cause our actual results to differ materially from those expressed in any forward-looking statements made by, on, or on behalf of us. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. These factors include:

     o Delay, difficulty, or failure to obtain regulatory approval or clearance to market our product candidates; including delays or difficulties in development because of insufficient proof of safety or efficacy.

     o Our limited experience in conducting and managing clinical trials; failure to conduct clinical trials in compliance with applicable regulations and at an acceptable cost.

     o The ability to obtain, maintain and enforce intellectual property rights; the cost of acquiring in-process technology and other intellectual property rights, either by license, collaboration or purchase of another entity; the cost of enforcing or defending our intellectual property rights.

     o Failure of third party collaborators to conduct research and development activities, including drug discovery and clinical testing; conflicts of interest or priorities that may arise between us and such third party collaborators.

     o Dependence upon third parties to manufacture RSR13 bulk drug substance and formulated drug product; failure of third parties to manufacture RSR13 bulk drug substance or formulated drug product in compliance with regulatory requirements and at an acceptable cost; failure of third parties to supply sufficient quantities of RSR13 bulk drug substance or formulated drug product for preclinical, clinical or commercial purposes; failure to establish alternative sources of supply of RSR13 bulk drug substance or formulated drug product.

     o The ability to create sales, marketing and distribution capabilities for our product candidates, or enter into agreements with third parties to perform these functions;

     o The ability to obtain acceptable prices or adequate levels of reimbursement for our products from third party payors, including government and health administration authorities and private health insurers.

     o Difficulties or high cost of obtaining adequate financing to fund future research, development and commercialization of product candidates.

     o Competitive or market factors that may limit the use or broad acceptance of our product candidates.

     o The ability to attract and retain highly qualified management and scientific personnel.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings                     None

Item 2.   Changes in Securities                 None

Item 3.   Defaults Upon Senior Securities       None

Item 4.   Submission of Matters to a Vote of
            Security Holders                    None

Item 5.   Other Information                     None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits                          27 (Financial Date Schedule)

          (b) Reports on Form 8-K               None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 12, 2000                      ALLOS THERAPEUTICS, INC.



                                        /s/ Stephen J. Hoffman
                                        ---------------------------------------
                                        Stephen J. Hoffman, PhD, MD
                                        President and Chief Executive Officer



                                        /s/ Michael E. Hart
                                        ---------------------------------------
                                        Michael E. Hart
                                        Chief Financial Officer and Sr. Vice
                                        President, Operations



                                        /s/ Paulette M. Wilson
                                        ---------------------------------------
                                        Paulette M. Wilson
                                        Controller

                                  EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION
-----------         -----------
    27              FINANCIAL DATA SCHEDULE