Form 10-Q/A
period 2000-05-31
ALLOS THERAPEUTICS
filed 2000-07-26
CIK 1097264

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934.
         For the quarterly period ended March 31, 2000

         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934.
         For the transition period from ___________to _________.

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


           This quarterly report of Form 10-Q/A consists of 4 pages.

                            ALLOS THERAPEUTICS, INC.
                                   FORM 10-Q/A

                                      INDEX


                                                                   PAGE
                                                                  NUMBER
                                                                  ------
PART II.  Other Information ....................................     3

     ITEM 2.  Changes in Securities ............................     3

SIGNATURES .....................................................     4

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On March 31, 2000, we completed an initial public offering (the "Offering") of our Common Stock, $0.001 par value. The managing underwriters in the Offering were SG Cowen Securities Corporation, Prudential Securities Incorporation and U.S. Bancorp Piper Jaffray Inc. (the "Underwriters"). The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-95439) that was declared effective by the Securities and Exchange Commission on March 27, 2000. We registered 5,750,000 shares of Common Stock for our own account for an aggregate offering price of $103.5 million and sold 5,000,000 shares of Common Stock for an aggregate sales price of $90.0 million. The Offering commenced on March 27, 2000 and terminated on April 26, 2000 following the expiration of the Underwriters' over-allotment option. In connection with the Offering, we incurred total expenses of $7.3 million, including underwriting discounts and commissions of $6.3 million and other expenses of approximately $1.0 million. No expenses were direct or indirect payments to our directors, officers or their associates, or to persons owning ten percent (10%) or more of any class of our equity securities. After expenses, our net proceeds from the Offering were approximately 82.7 million. All of the proceeds were invested in short-term marketable securities as of March 31, 2000. We expect to use the net proceeds from the Offering for research and development, working capital and other general corporate purposes.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: July 26, 2000              ALLOS THERAPEUTICS, INC.


                                 /s/ Stephen J. Hoffman
                                 -----------------------------------------------
                                 Stephen J. Hoffman, PhD, MD
                                 President and Chief Executive Officer




                                 /s/ Michael E. Hart
                                 -----------------------------------------------
                                 Michael E. Hart
                                 Chief Financial Officer and Sr. Vice President, Operations



                                 /s/ Paulette M. Wilson
                                 -----------------------------------------------
                                 Paulette M. Wilson
                                 Controller