Form 10-Q
period 2000-06-30
ALLOS THERAPEUTICS
filed 2000-07-26
CIK 1097264

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ---     Exchange Act of 1934.

         For the quarterly period ended June 30, 2000

         Transition report pursuant to Section 13 or 15(d) of the Securities
 ---     Exchange Act of 1934.

         For the transition period from ___________ to _________.

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

Yes  [X]         No   [ ]

     As of June 30, 2000, there were 22,838,655 shares of the Registrant's Common Stock outstanding, par value $0.001 per share.


 This quarterly report on Form 10-Q, including exhibits, consists of 14 pages.
                    The exhibit index is located on page 14

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

     ITEM 1.      Financial Statements ......................................................... 3

                  Balance Sheet --
                      as of June 30, 2000 (unaudited) and December 31, 1999 .................... 3

                  Statement of Operations (unaudited) --
                      for the three and six months ended June 30, 2000 and 1999 and the period from inception (September 1, 1992) through June 30, 2000 ................. 4

                  Statement of Cash Flows (unaudited) --
                      for the six months ended June 30, 2000 and 1999 and the period from inception (September 1, 1992) through June 30, 2000 ...................... 5

                  Notes to Financial Statements (unaudited) .................................... 6

     ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations ................................................................... 7

PART II.  Other Information ....................................................................12

     ITEM 1.      Legal Proceedings ............................................................12
     ITEM 2.      Changes in Securities and Use of Proceeds ....................................12
     ITEM 3.      Defaults Upon Senior Securities ..............................................12
     ITEM 4.      Submission of Matters to a Vote of Security Holders ..........................12
     ITEM 5.      Other Information ............................................................12
     ITEM 6.      Exhibits and Reports on Form 8-K .............................................12

SIGNATURES .....................................................................................13

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ALLOS THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET


                                                                                       JUNE 30,        DECEMBER 31,
                                      ASSETS                                            2000                1999
                                                                                    -------------      -------------
                                                                                     (unaudited)
Current assets:
   Cash and cash equivalents                                                        $   1,158,500      $   2,597,884
   Short-term investments                                                              43,935,775          6,877,303
   Prepaid expenses - research                                                            677,934            223,117
   Prepaid expenses - other                                                                90,244             45,311
   Other assets                                                                             6,176            185,898
                                                                                    -------------      -------------
          Total current assets                                                         45,868,629          9,929,513
                                                                                    -------------      -------------
Marketable securities
                                                                                       43,743,353                 --
Property and equipment (net of accumulated depreciation of $386,613 and
      $322,227, respectively)                                                             235,945            230,360
Other assets                                                                               23,979             45,641
                                                                                    -------------      -------------
          Total assets                                                              $  89,871,906      $  10,205,514
                                                                                    =============      =============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable - related parties                                               $       5,072      $       8,087
   Accrued expenses - research                                                          1,071,648            768,592
   Accounts payable - trade                                                               199,805             65,123
   Accrued compensation and employee benefits                                             177,325            224,379
   Current portion of capital lease obligations                                            66,590             79,042
                                                                                    -------------      -------------
          Total current liabilities                                                     1,520,440          1,145,223
Long-term portion of capital lease obligations                                             37,728             69,320
                                                                                    -------------      -------------
          Total liabilities                                                             1,558,168          1,214,543

Stockholders' equity:
   Convertible preferred stock, Series A: $0.001 par value, 0 and 5,000,000 shares authorized, issued and outstanding at June 30, 2000 and December
      31, 1999, respectively (liquidation value: $6,718,107 at December 31,
      1999)                                                                                    --              5,000
   Convertible preferred stock, Series B: $0.001 par value, 0 and 5,050,000 shares authorized at June 30, 2000 and December 31, 1999, respectively; 0 and 5,032,500 shares issued and outstanding at June 30, 2000 and December
      31, 1999, respectively (liquidation value: $10,191,261 at December 31,
      1999)                                                                                    --              5,033
   Convertible preferred stock, Series C: $0.001 par value, 0 and 16,610,000 shares authorized at June 30, 2000 and December 31, 1999, respectively; 0 and 15,255,786 shares issued and outstanding at June 30, 2000 and
      December 31, 1999, respectively (liquidation value: $30,161,846 at
      December 31, 1999)                                                                       --             15,256
   Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30,
      2000, no shares issued or outstanding                                                    --                 --
   Common stock, $0.001 par value; 75,000,000 and 31,000,000 shares authorized at June 30, 2000 and December 31, 1999, respectively; 22,838,655 and
      2,022,138 shares issued and outstanding at June 30, 2000 and December 31,
      1999, respectively                                                                   22,839              2,022
Additional paid-in capital preferred stock                                                     --         49,873,495
Additional paid-in capital common stock                                               156,521,815          7,020,291
Notes receivable - related parties                                                        (49,687)          (139,687)
Accumulated deficit                                                                   (58,154,258)       (43,348,145)
Deferred compensation related to grant of options                                     (10,026,971)        (4,442,294)
                                                                                    -------------      -------------
          Total stockholders' equity                                                   88,313,738          8,990,971
                                                                                    -------------      -------------
               Total liabilities and stockholders' equity                           $  89,871,906      $  10,205,514
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

                            ALLOS THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                                                                                CUMULATIVE
                                                                                                                PERIOD FROM
                                                                                                             SEPTEMBER 1, 1992
                                                                                                                (INCEPTION)
                                                   THREE MONTHS ENDED                SIX MONTHS ENDED             THROUGH
                                                         JUNE 30,                        JUNE 30,                 JUNE 30,
                                                   2000            1999            2000            1999             2000
                                               ------------    ------------    ------------    ------------  -----------------
Operating expenses:
      Research and development                 $  2,033,409    $  2,401,676    $  5,880,026    $  4,378,983    $ 28,825,913
      Clinical manufacturing                        801,866         268,157       1,146,844         676,331       6,311,677
      General and administrative                  1,960,520         360,455       9,361,026         788,222      16,531,759
                                               ------------    ------------    ------------    ------------    ------------

          Total operating expenses                4,795,795       3,030,288      16,387,896       5,843,536      51,669,349

Loss from operations                             (4,795,795)     (3,030,288)    (16,387,896)     (5,843,536)    (51,669,349)
Interest and other income, net                    1,466,430          60,382       1,581,783         155,478       3,128,066
                                               ------------    ------------    ------------    ------------    ------------

            Net loss                             (3,329,365)     (2,969,906)    (14,806,113)     (5,688,058)    (48,541,283)

Dividend related to beneficial conversion
feature of preferred stock                               --              --              --              --      (9,612,975)
                                               ------------    ------------    ------------    ------------    ------------
Net loss attributable to common stockholders   $ (3,329,365)   $ (2,969,906)   $(14,806,113)   $ (5,688,058)   $(58,154,258)
                                               ============    ============    ============    ============    ============
Net loss per common share:
      Basic and diluted                        $      (0.15)   $      (1.49)   $      (1.13)   $      (2.86)
                                               ============    ============    ============    ============

Weighted average common shares - basic and
   diluted                                       22,837,154       1,989,347      13,053,937       1,985,570
                                               ============    ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

                            ALLOS THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                           CUMULATIVE
                                                                                                           PERIOD FROM
                                                                                                        SEPTEMBER 1, 1992
                                                                             SIX MONTHS ENDED          (INCEPTION) THROUGH
                                                                                  JUNE 30,                   JUNE 30,
                                                                             2000             1999             2000
                                                                        -------------    ------------- --------------------
Cash Flows From Operating Activities
      Net loss                                                          $ (14,806,113)   $  (5,688,058)   $ (48,541,283)
      Adjustments to reconcile net loss to net cash used in
        operating activities:
      Depreciation and amortization                                            64,386           72,460          416,408
      Stock-based compensation expense                                     11,378,141               --       13,746,902
      Other                                                                        --               --           52,406
      Changes in operating assets and liabilities:
        Decrease (increase) in prepaids and other assets                     (298,366)         201,425         (798,333)
        (Increase) decrease in interest receivable on
          short-term investments                                           (1,422,230)          60,142       (1,516,722)
        Increase (decrease) in accounts payable -
          related parties                                                      (3,015)        (109,472)           5,072
        Increase (decrease) in accounts payable -
          research                                                            303,056          226,389        1,071,648
        Increase (decrease) in accounts payable - trade                       134,682          (66,628)         199,805
        Increase (decrease) in accrued compensation
          and employee benefits                                               (47,054)          13,294          177,325
                                                                        -------------    -------------    -------------
            Net cash used in operating activities                          (4,696,513)      (5,290,448)     (35,186,772)
                                                                        -------------    -------------    -------------
Cash Flows From Investing Activities
        Acquisition of property and equipment                                 (69,971)         (13,645)        (363,163)
        Purchase of investments                                           (86,184,509)      (3,941,734)    (134,121,687)
        Proceeds from maturities of investments                             6,804,914        9,810,297       47,959,281
                                                                        -------------    -------------    -------------
            Net cash provided by (used in) investing activities           (79,449,566)       5,854,918      (86,525,569)
                                                                        -------------    -------------    -------------
Cash Flows From Financing Activities
        Principal payments under capital leases                               (44,044)         (57,051)        (317,770)
        Proceeds from sale leaseback                                               --               --          120,492
        Proceeds from stockholder loan                                             --               --           12,000
        Repayment of stockholder loan                                              --               --          (12,000)
        Proceeds from issuance of convertible preferred
          stock, net of issuance costs                                         (2,503)         (28,788)      40,283,306
        Proceeds from issuance of common stock, net of
          issuance costs                                                   82,753,242              569       82,784,813
                                                                        -------------    -------------    -------------
            Net cash provided by (used in) investing
               activities                                                  82,706,695          (85,270)     122,870,841
                                                                        -------------    -------------    -------------
Net increase (decrease) in cash                                            (1,439,384)         479,200        1,158,500
Cash and cash equivalents, beginning of period                              2,597,884        1,656,546               --
                                                                        -------------    -------------    -------------
Cash and cash equivalents, end of period                                $   1,158,500    $   2,135,746    $   1,158,500
                                                                        =============    =============    =============
Supplemental Schedule of Noncash Operating and Financing
        Activities:
        Cash paid for interest                                                 27,890               --           37,890
        Issuance of stock in exchange for license
          agreement                                                                --               --           40,000
        Capital lease obligations incurred for purchase of
          property and equipment                                                   --            2,105          422,088
Issuance of stock in exchange for notes receivable                                 --               --          139,687

   The accompanying notes are an integral part of these financial statements.

                            ALLOS THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Allos Therapeutics, Inc., referred to herein as the Company, we, us or our, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included herein have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with generally accepted accounting principles. The results for the six-month period ended June 30, 2000 are not necessarily indicative of the results expected for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1999 audited financial statements and the notes thereto included in the Company's Form S-1 filed with the SEC on March 27, 2000.

     The Company has not generated any revenue to date and its activities have consisted primarily of developing products, raising capital and recruiting personnel. Accordingly, the Company is considered to be in the development stage at June 30, 2000 as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises".

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

     To date, we have devoted substantially all of our resources to research and clinical development. We have not derived any commercial revenues from product sales, and we do not expect to receive product revenues for at least the next several years. We have incurred significant operating losses since our inception in 1992 and, as of June 30, 2000, had an accumulated deficit of $58,154,258. There can be no assurance if or when we will become profitable. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing research and development costs, in addition to costs related to clinical trials and manufacturing activities. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our product candidates, and obtain required regulatory clearances and successfully manufacture and market our future products.

RESULTS OF OPERATIONS

Expenses

   Research and Development

     Research and development expenses were $2,033,000 for the three months ended June 30, 2000 compared to $2,402,000 for the three months ended June 30, 1999, which represents a $369,000, or 15% decrease. For the six months ended June 30, 2000 and 1999, research and development expenses were $5,880,000 and $4,379,000, respectively. Excluding the impact of the non-cash charges comprising amortization of deferred compensation expense and stock compensation expense (see "Non-cash Charges" below for discussion of stock compensation expense allocated to research and development), research and development expenses decreased $1,879,000, or 43%. The decrease in both periods was primarily due to lower clinical trial costs resulting from the completion of several Phase II clinical trials in oncology and cardiopulmonary bypass and the Phase III oncology trial just commencing.

   Clinical Manufacturing

     Clinical manufacturing expenses include the cost of manufacturing RSR13 for use in clinical trials and costs associated with the scale-up of manufacturing to support commercial requirements. Clinical manufacturing expenses increased to $802,000 for the three months ended June 30, 2000 from $268,000 for the three months ended June 30, 1999, which represents a $534,000, or 199% increase. For the six months ended June 30, 2000 and 1999, clinical manufacturing expenses were $1,147,000 and $676,000, respectively, which represents a $471,000 increase, or 70%. The increase in both periods was primarily related to purchasing additional drug to meet expected clinical trial requirements associated with our Phase III oncology trial and increased personnel cost.

   General and Administrative

     General and administrative expenses increased to $1,961,000, or 445% for the three months ended June 30, 2000, from $360,000 for the three months ended June 30, 1999. Excluding the impact of the non-cash charges (see "Non-cash Charges" below for discussion of stock compensation expense allocated to general and administrative), general and administrative expenses increased $484,000, or 134%. For the six months ended June 30, 2000 and 1999, general administrative expenses were $9,361,000 and $788,000, respectively. Excluding the impact of the non-cash charges, general and administrative expenses increased $649,000, or 82%. The increase in both periods was the result of an increase in headcount and additional expenses associated with becoming a public company.

   Non-cash Charges

     For the three months and six months ended June 30, 2000, we recorded amortization of deferred stock compensation of $1,753,000 and $3,671,000, respectively. The compensation charge resulted from granting of certain options to employees prior to our March 2000 initial public offering with exercise prices below the fair market value of our common stock on their respective grant dates. Of the $1,753,000 recorded for the three months ended June 30, 2000, $1,116,000 related to general and administrative, $573,000 related to research and development and the remaining $64,000 related to clinical manufacturing. For the six months ended June 30, 2000, $2,422,000 related to general and administrative, $1,145,000 related to research and development and $104,000 was clinical manufacturing.

     For the six months ended June 30, 2000, we recorded $7,617,000 in stock compensation expense in connection with the forgiveness of the 1996 Notes (as defined below) in the first quarter of 2000. Of this amount, $5,417,000 related to general and administrative and the remaining $2,200,000 related to research and development. This compensation charge is a result of obtaining recourse notes receivable in March 1996 (the "1996 Notes") from two officers in the amount of $90,000 upon the officers' exercise of 558,000 stock options. The 1996 Notes accrued interest at 8% annually with interest and principal originally due March 1998. In December 1997, the maturity dates for the 1996 Notes were extended by two years and extended by an additional year in January 2000. Upon forgiveness of the notes in March 2000, we recorded stock compensation expense based on the difference between the fair market value of the underlying common stock and option exercise price.

   Interest and Other Income, Net

     Interest income, net of interest expense, was $1,466,000 and $60,000 for the three months ended June 30, 2000 and 1999, respectively, representing an increase of $1,406,000, or 2,343%. For the six months ended June 30, 2000 and 1999, net interest income was $1,582,000 and $155,000, respectively, representing an increase of $1,427,000, or 917%. These increases were primarily attributable to increased earnings from higher investment balances resulting from the proceeds of our initial public offering of common stock completed in March 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal source of working capital has been private and public equity financings as well as grant revenues and interest income.

     As of June 30, 2000, we had approximately $88,838,000 in cash, cash equivalents and investments. Net cash used in operating activities of $4,697,000 during the six months ended June 30, 2000 resulted primarily from the net loss for the period and a reduction in accounts payable. Net cash used in operating activities of $5,290,000 during the six months ended June 30, 1999 resulted primarily from the net loss for the period.

     Net cash used in investing activities of $79,450,000 for the six months ended June 30, 2000, consisted primarily of purchases of investments net of proceeds. Net cash provided by investing activities of $5,855,000 for the six months ended June 30, 1999, consisted primarily of proceeds from the sale of investments, net of purchases.

     Net cash provided by financing activities of $82,707,000 for the six months ended June 30, 2000 primarily resulted from the sale of common stock which was offset by payments under our capital lease obligations. Net cash used in financing activities of $85,000 for the six months ended June 30, 1999, consisted of payments under our capital lease obligations.

     Based upon the current status of our product development and commercialization plans, we believe cash, cash equivalents and investments will be adequate to satisfy our capital needs through at least the calendar year 2002. However, our actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our future products and establish new collaborative and licensing arrangements.

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

MARKET RISK

     We are exposed to certain market risks, primarily changes in interest rates. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory, or credit risks, are not included in the following assessment of our market risks.

     Investments, including cash equivalents, short-term investments and long-term marketable securities, consist of commercial paper and corporate bonds, with maturities of up to 24 months. All investments are classified as held-to-maturity as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and accordingly are carried at amortized costs. Changes in interest rates could impact our anticipated interest income.

     We prepared sensitivity analyses of our interest rate exposures and its exposure from anticipated investment for fiscal 2000 and 2001 to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 10% adverse change in interest rates from the 1999 fiscal year-end rates would not have a material adverse effect of the fair value of investments and would not materially impact our results of operations, cash flows, or financial condition for the next twelve months.

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

                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings                                                                       None

Item 2.      Changes in Securities and Use of Proceeds

                 None

                 Report of Use of Proceeds from Initial Public Offering in March 2000:

                         Aggregate offering price                             $  90,000,000

                         Expenses incurred in connection with offering            7,300,000
                                                                              -------------

                         Net offering proceeds to issuer                         82,700,000

                         Investment in marketable securities                     82,700,000

Item 3.      Defaults Upon Senior Securities                                                         None

Item 4.      Submission of Matters to a Vote of Security Holders                                     None

Item 5.      Other Information                                                                       None

Item 6.      Exhibits and Reports on Form 8-K
                 (a)     Exhibits
                 (b)     Reports on Form 8-K                                                         27 (Financial Data Schedule)

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


Date:  July 26, 2000                       ALLOS THERAPEUTICS, INC.





                                           /s/ Stephen J. Hoffman
                                           -------------------------------------
                                           Stephen J. Hoffman, PhD, MD
                                           President and Chief Executive Officer



                                           /s/ Michael E. Hart
                                           -------------------------------------
                                           Michael E. Hart
                                           Chief Financial Officer and
                                           Sr. Vice President, Operations



                                           /s/ Paulette M. Wilson
                                           -------------------------------------
                                           Paulette M. Wilson
                                           Controller

                                 EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
------          -----------
27              FINANCIAL DATA SCHEDULE