Form 10-Q
period 2000-09-30
ALLOS THERAPEUTICS
filed 2000-10-27
CIK 1097264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934.
         For the quarterly period ended September 30, 2000

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the transition period from ___________ to ___________.

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

Yes  [X]    No  [ ]

     As of September 30, 2000, there were 22,939,740 shares of the Registrant's Common Stock outstanding, par value $0.001 per share.


  This quarterly report on Form 10-Q, including exhibits, consists of 14 pages.
                    The exhibit index is located on page 14.

                            ALLOS THERAPEUTICS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                  PAGE
                                                                                 NUMBER
                                                                                 ------

PART I. Financial Information

      ITEM 1. Financial Statements .............................................      3

              Balance Sheet --
                  as of September 30, 2000 (unaudited) and
                  December 31, 1999 ............................................      3

              Statement of Operations (unaudited) --
                  for the three and nine months ended September 30, 2000 and
                  1999 and the period from inception (September 1, 1992)
                  through September 30, 2000 ...................................      4

              Statement of Cash Flows (unaudited) --
                  for the nine months ended September 30, 2000 and 1999 and
                  the period from inception (September 1, 1992) through
                  September 30, 2000 ...........................................      5

              Notes to Financial Statements (unaudited) ........................      6

      ITEM 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations ............................................      7

PART II. Other Information .....................................................     12

      ITEM 1. Legal Proceedings ................................................     12
      ITEM 2. Changes in Securities and Use of Proceeds ........................     12
      ITEM 3. Defaults Upon Senior Securities ..................................     12
      ITEM 4. Submission of Matters to a Vote of Security Holders ..............     12
      ITEM 5. Other Information ................................................     12
      ITEM 6. Exhibits and Reports on Form 8-K .................................     12

SIGNATURES .....................................................................     13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ALLOS THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                      ASSETS                                                         2000               1999
                                                                                                 -------------      -------------
                                                                                                  (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                                     $   3,164,496      $   2,597,884
   Short-term investments                                                                           56,370,346          6,877,303
   Prepaid expenses - research                                                                         529,127            223,117
   Prepaid expenses - other                                                                             88,796             45,311
   Other assets                                                                                          5,253            185,898
                                                                                                 -------------      -------------
          Total current assets                                                                      60,158,018          9,929,513
                                                                                                 -------------      -------------

Marketable securities                                                                               27,857,888                 --
Property and equipment (net of accumulated depreciation of $421,576 and
      $322,227, respectively)                                                                          311,713            230,360
Other assets                                                                                            24,731             45,641
                                                                                                 -------------      -------------
          Total assets                                                                           $  88,352,350      $  10,205,514
                                                                                                 =============      =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable - related parties                                                            $       4,000      $       8,087
   Accrued expenses - research                                                                       1,426,944            768,592
   Accounts payable - trade                                                                            148,312             65,123
   Accrued compensation and employee benefits                                                          133,756            224,379
   Current portion of capital lease obligations                                                         63,843             79,042
                                                                                                 -------------      -------------
          Total current liabilities                                                                  1,776,855          1,145,223
Long-term portion of capital lease obligations                                                          22,105             69,320
                                                                                                 -------------      -------------
          Total liabilities                                                                          1,798,960          1,214,543

Stockholders' equity:
   Convertible preferred stock, Series A:  $0.001 par value, 0 and 5,000,000 shares authorized, issued and outstanding at September 30, 2000 and December 31, 1999,
      respectively (liquidation value:  $6,718,107 at December 31, 1999)                                    --              5,000
   Convertible preferred stock, Series B: $0.001 par value, 0 and 5,050,000 shares authorized at September 30, 2000 and December 31, 1999, respectively; 0 and
      5,032,500 shares issued and outstanding at September 30, 2000 and December 31, 1999,
      respectively (liquidation value:  $10,191,261 at December 31, 1999)                                   --              5,033
   Convertible preferred stock, Series C:  $0.001 par value, 0 and 16,610,000 shares authorized at September 30, 2000 and December 31, 1999, respectively; 0 and
      15,255,786 shares issued and outstanding at September 30, 2000 and December 31,
      1999, respectively (liquidation value: $30,161,846 at December 31, 1999)                              --             15,256
   Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2000,
      no shares issued or outstanding                                                                       --                 --
   Common stock, $0.001 par value; 75,000,000 and 31,000,000 shares authorized at September 30, 2000 and December 31, 1999, respectively; 22,939,740 and 2,022,138 shares issued and outstanding at September 30, 2000 and December 31, 1999,
      respectively                                                                                      22,940              2,022
Additional paid-in capital preferred stock                                                                  --         49,873,495
Additional paid-in capital common stock                                                            156,607,718          7,020,291
Notes receivable - related parties                                                                     (49,687)          (139,687)
Accumulated deficit                                                                                (61,757,972)       (43,348,145)
Deferred compensation related to grant of options                                                   (8,269,609)        (4,442,294)
                                                                                                 -------------      -------------
          Total stockholders' equity                                                                86,553,390          8,990,971
                                                                                                 -------------      -------------
               Total liabilities and stockholders' equity                                        $  88,352,350      $  10,205,514
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

                            ALLOS THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                      CUMULATIVE
                                                                                                                      PERIOD FROM
                                                                                                                   SEPTEMBER 1, 1992
                                                                                                                      (INCEPTION)
                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED             THROUGH
                                                          SEPTEMBER 30,                     SEPTEMBER 30,            SEPTEMBER 30,
                                                      2000             1999             2000             1999             2000
                                                  ------------     ------------     ------------     ------------  -----------------

Operating expenses:
      Research and development                    $  2,024,245     $    962,396     $  7,904,271     $  5,341,379     $ 30,850,158
      Clinical manufacturing                           958,526          193,092        2,105,370          869,423        7,270,203
      General and administrative                     2,103,630          418,165       11,464,656        1,206,387       18,635,389
                                                  ------------     ------------     ------------     ------------     ------------

          Total operating expenses                   5,086,401        1,573,653       21,474,297        7,417,189       56,755,750

Loss from operations                                (5,086,401)      (1,573,653)     (21,474,297)      (7,417,189)     (56,755,750)
Interest and other income, net                       1,482,687           34,009        3,064,470          189,487        4,610,753
                                                  ------------     ------------     ------------     ------------     ------------

            Net loss                                (3,603,714)      (1,539,644)     (18,409,827)      (7,227,702)     (52,144,997)

Dividend related to beneficial conversion
   feature of preferred stock                               --               --               --               --       (9,612,975)
                                                  ------------     ------------     ------------     ------------     ------------

Net loss attributable to common stockholders      $ (3,603,714)    $ (1,539,644)    $(18,409,827)    $ (7,227,702)    $(61,757,972)
                                                  ============     ============     ============     ============     ============

Net loss per common share:
      Basic and diluted                           $      (0.16)    $      (0.77)    $      (1.13)    $      (3.63)
                                                  ============     ============     ============     ============

Weighted average common shares - basic and
   diluted                                          22,871,795        1,997,306       16,350,444        1,989,525
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

                            ALLOS THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                CUMULATIVE
                                                                                                                PERIOD FROM
                                                                                                             SEPTEMBER 1, 1992
                                                                                NINE MONTHS ENDED           (INCEPTION) THROUGH
                                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                                             2000               1999                2000
                                                                         -------------      -------------   -------------------
Cash Flows From Operating Activities
      Net loss                                                           $ (18,409,827)     $  (7,227,702)     $ (52,144,997)
      Adjustments to reconcile net loss to net
        cash used in operating activities:
      Depreciation and amortization                                             99,349            109,096            451,371
      Stock-based compensation expense                                      13,135,503                 --         15,504,264
      Other                                                                         --                 --             52,406
      Changes in operating assets and liabilities:
        Decrease (increase) in prepaids and other assets                      (147,939)           (93,628)          (647,906)
        (Increase) decrease in interest receivable on
          short-term investments                                            (1,613,229)            80,692         (1,707,721)
        Increase (decrease) in accounts payable - related parties               (4,087)          (113,016)             4,000
        Increase (decrease) in accounts payable - research                     658,352           (184,990)         1,426,944
        Increase (decrease) in accounts payable - trade                         83,189            (60,071)           148,312
        Increase (decrease) in accrued compensation and
          employee benefits                                                    (90,623)           (25,671)           133,756
                                                                         -------------      -------------      -------------
            Net cash used in operating activities                           (6,289,312)        (7,515,290)       (36,779,571)
                                                                         -------------      -------------      -------------

Cash Flows From Investing Activities
        Acquisition of property and equipment                                 (180,703)           (17,911)          (473,895)
        Purchase of investments                                            (89,348,102)        (3,941,734)      (137,285,280)
        Proceeds from maturities of investments                             13,610,400         11,786,030         54,764,767
                                                                         -------------      -------------      -------------
        Net cash provided by (used in) investing activities                (75,918,405)         7,826,385        (82,994,408)
                                                                         -------------      -------------      -------------

Cash Flows From Financing Activities
        Principal payments under capital leases                                (62,414)           (87,682)          (336,140)
        Proceeds from sale leaseback                                                --                 --            120,492
        Proceeds from stockholder loan                                              --                 --             12,000
        Repayment of stockholder loan                                               --                 --            (12,000)
        Proceeds from issuance of convertible preferred stock, net
          of issuance costs                                                     (2,503)           (49,769)        40,283,306
        Proceeds from issuance of common stock, net of issuance
          costs                                                             82,839,246                569         82,870,817
                                                                         -------------      -------------      -------------
          Net cash provided by (used in) investing activities               82,774,329           (136,882)       122,938,475
                                                                         -------------      -------------      -------------

Net increase (decrease) in cash                                                566,612            174,213          3,164,496
Cash and cash equivalents, beginning of period                               2,597,884          1,656,546                 --
                                                                         -------------      -------------      -------------
Cash and cash equivalents, end of period                                 $   3,164,496      $   1,830,759      $   3,164,496
                                                                         =============      =============      =============

Supplemental Schedule of Noncash Operating and Financing
        Activities:
        Cash paid for interest                                                  23,787                 --             33,787
        Issuance of stock in exchange for license agreement                         --                 --             40,000
        Capital lease obligations incurred for purchase of
          property and equipment                                                    --              2,105            422,088
Issuance of stock in exchange for notes receivable                                  --                 --            139,687

   The accompanying notes are an integral part of these financial statements.

                            ALLOS THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Allos Therapeutics, Inc., referred to herein as the Company, we, us or our, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included herein have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with generally accepted accounting principles. The results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results expected for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1999 audited financial statements and the notes thereto included in the Company's Form S-1 filed with the SEC on March 27, 2000.

     The Company has not generated any revenue to date and its activities have consisted primarily of developing products, raising capital and recruiting personnel. Accordingly, the Company is considered to be in the development stage at September 30, 2000 as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises".

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "could," "should" and "continue" or similar words. Actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in the discussion below and those described in the "Risk Factors" discussion of our Registration Statement on Form S-1 filed with the Securities and Exchange Commission. As a result, you should not place undue reliance on these forward-looking statements. We do not intend to update or revise these forward-looking statements to reflect future events or developments.

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

     To date, we have devoted substantially all of our resources to research and clinical development. We have not derived any commercial revenues from product sales, and we do not expect to receive product revenues for at least the next several years. We have incurred significant operating losses since our inception in 1992 and, as of September 30, 2000, had an accumulated deficit of $61,757,972. There can be no assurance if or when we will become profitable. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing research and development costs, in addition to costs related to clinical trials and manufacturing activities. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our product candidates, and obtain required regulatory clearances and successfully manufacture and market our future products.

RESULTS OF OPERATIONS

Expenses

    Research and Development

      Research and development expenses were $2,024,000 for the three months ended September 30, 2000 compared to $962,000 for the three months ended September 30, 1999, which represents a $1,062,000, or 110% increase. Excluding the impact of non-cash charges (see "Non-cash

Charges" below for discussion of stock compensation expense allocated to research and development), research and development expenses increased $488,000, or 51%. The increase was primarily due to commencement of a Phase III oncology trial and an increase in headcount. For the nine months ended September 30, 2000 and 1999, research and development expenses were $7,904,000 and $5,341,000, respectively. Excluding the impact of non-cash charges comprising amortization of deferred compensation expense and stock compensation expense, research and development expenses decreased $1,390,000, or 26%. The decrease in the nine month period was primarily due to lower clinical trial costs resulting from the completion of several Phase II clinical trials in oncology and cardiopulmonary bypass.

   Clinical Manufacturing

      Clinical manufacturing expenses include the cost of manufacturing RSR13 for use in clinical trials and costs associated with the scale-up of manufacturing to support commercial requirements. Clinical manufacturing expenses were $959,000 for the three months ended September 30, 2000 compared to $193,000 for the three months ended September 30, 1999, which represents a $766,000, or 397% increase. For the nine months ended September 30, 2000 and 1999, clinical manufacturing expenses were $2,105,000 and $869,000, respectively, which represents a $1,236,000 or 142% increase. The increase in both periods was primarily related to purchasing additional drug to meet expected clinical trial requirements associated with our Phase III oncology trial and increased personnel cost.

   General and Administrative

      General and administrative expenses were $2,104,000 for the three months ended September 30, 2000, compared to $418,000 for the three months ended September 30, 1999. Excluding the impact of non-cash charges (see "Non-cash Charges" below for discussion of stock compensation expense allocated to general and administrative), general and administrative expenses increased $566,000, or 135%. For the nine months ended September 30, 2000 and 1999, general administrative expenses were $11,465,000 and $1,206,000, respectively. Excluding the impact of the non-cash charges, general and administrative expenses increased $1,214,000, or 100%. The increase in both periods was the result of an increase in headcount and additional expenses associated with becoming a public company.

   Non-cash Charges

      For the three months and nine months ended September 30, 2000, we recorded amortization of deferred stock compensation of $1,757,000 and $5,428,000, respectively. The compensation charge resulted from granting of certain options to employees prior to our March 2000 initial public offering with exercise prices below the fair market value of our common stock on their respective grant dates. Of the $1,757,000 recorded for the three months ended September 30, 2000, $1,120,000 related to general and administrative, $573,000 related to research and development and the remaining $64,000 related to clinical manufacturing. For the nine months ended September 30, 2000, $3,542,000 related to general and administrative, $1,718,000 related to research and development and $168,000 related to clinical manufacturing.

      For the nine months ended September 30, 2000, we recorded $7,617,000 in stock compensation expense in connection with the forgiveness of the 1996 Notes (as defined below) in the first quarter of 2000. Of this amount, $5,417,000 related to general and administrative and the remaining $2,200,000 related to research and development. This compensation charge is a result of obtaining recourse notes receivable in March 1996 (the "1996 Notes") from two officers in the amount of $90,000 upon the officers' exercise of 558,000 stock options. The 1996 Notes accrued interest at 8% annually with interest and principal originally due March 1998. In December 1997, the maturity dates for the 1996 Notes were extended by two years and extended by an additional year in January 2000. Upon forgiveness of the notes in March 2000, we recorded stock compensation expense based on the difference between the fair market value of the underlying common stock and option exercise price.

   Interest and Other Income, Net

      Interest income, net of interest expense, was $1,483,000 and $34,000 for the three months ended September 30, 2000 and 1999, respectively, representing an increase of $1,449,000, or 4,262%. For the nine months ended September 30, 2000 and 1999, net interest income was $3,064,000 and $189,000, respectively, representing an increase of $2,875,000, or 1,521%. These increases were primarily attributable to increased earnings from higher investment balances resulting from the proceeds of our initial public offering of common stock completed in March 2000.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal source of working capital has been private and public equity financings as well as grant revenues and interest income.

      As of September 30, 2000, we had approximately $87,393,000 in cash, cash equivalents and investments. Net cash used in operating activities of $6,289,000 during the nine months ended September 30, 2000 resulted primarily from the net loss for the period and a reduction in working capital. Net cash used in operating activities of $7,515,000 during the nine months ended September 30, 1999 resulted primarily from the net loss for the period.

      Net cash used in investing activities of $75,918,000 for the nine months ended September 30, 2000, consisted primarily of purchases of investments net of proceeds. Net cash provided by investing activities of $7,826,000 for the nine months ended September 30, 1999, consisted primarily of proceeds from maturities of investments, net of purchases.

      Net cash provided by financing activities of $82,774,000 for the nine months ended September 30, 2000 primarily resulted from the sale of common stock which was offset by payments under our capital lease obligations. Net cash used in financing activities of $137,000 for the nine months ended September 30, 1999, consisted of payments under our capital lease obligations and expenses associated with a private placement.

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

      Investments, including cash equivalents, short-term investments and long-term marketable securities, consist of commercial paper and corporate bonds, with maturities of up to 24 months. All investments are classified as held-to-maturity as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and accordingly are carried at amortized cost. Changes in interest rates could impact our anticipated interest income.

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

                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings                                                                       None

Item 2.      Changes in Securities and Use of Proceeds

                 None

                 Report of Use of Proceeds from Initial Public Offering in March 2000:

                       Aggregate offering price                                $90,000,000

                       Expenses incurred in connection with offering             7,200,000
                                                                               -----------

                       Net offering proceeds to issuer                          82,800,000

                       Investment in marketable securities                      82,800,000

Item 3.      Defaults Upon Senior Securities                                                         None

Item 4.      Submission of Matters to a Vote of Security Holders                                     None

Item 5.      Other Information                                                                       None

Item 6.      Exhibits and Reports on Form 8-K

                 (a)      Exhibits                                                                   27 (Financial Data Schedule)

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


Date:  October 27, 2000                      ALLOS THERAPEUTICS, INC.


                                             /s/ Stephen J. Hoffman
                                             -----------------------------------
                                             Stephen J. Hoffman, PhD, MD
                                             President and Chief Executive
                                             Officer


                                             /s/ Michael E. Hart
                                             -----------------------------------
                                             Michael E. Hart
                                             Chief Financial Officer and Sr.
                                             Vice President, Operations


                                             /s/ Paulette M. Wilson
                                             -----------------------------------
                                             Paulette M. Wilson
                                             Controller

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  27                     FINANCIAL DATA SCHEDULE