Form 10-K
period 2000-12-31
ALLOS THERAPEUTICS
filed 2001-03-07
CIK 1097264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  x      Annual report pursuant to Section 13 or 15(d) of the Securities
------   Exchange Act of 1934. For the fiscal year ended December 31, 2000

         Transition report pursuant to Section 13 or 15(d) of the Securities
------   Exchange Act of 1934. For the transition period from _______ to _______

                             Commission File Number
                                    000-29815

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

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK $.001 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]       No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to be best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 23, 2001, there were 22,957,251 shares of the Registrant's common stock outstanding and the aggregate market value of such shares held by nonaffiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on February 23, 2001) was approximately $82,257,406. Shares of the Registrant's common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this report on Form 10-K to the extent stated therein.

     Certain Exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-95439), are incorporated by reference into Part IV of this report on Form 10-K.

                                TABLE OF CONTENTS

                                                                                                      PAGE
PART I
ITEM 1.    BUSINESS..............................................................................       1
ITEM 2.    PROPERTIES............................................................................      19
ITEM 3.    LEGAL PROCEEDINGS.....................................................................      19
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................      19

PART II
ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS...................................................................      20
ITEM 6.    SELECTED FINANCIAL DATA...............................................................      21
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.............................................................      22
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK...............................      24
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................      24
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE...................................................      24

PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................      25
ITEM 11.   EXECUTIVE COMPENSATION................................................................      25
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT............................................................................      25
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................      25

PART IV
ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON
           FORM 8-K..............................................................................      26

                                     PART I

     Unless the context requires otherwise, references in this report to "Allos," the "Company," "we," "us," and "our" refer to Allos Therapeutics, Inc.

     This report contains forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning our plans to continue development of our current product candidates; conduct clinical trials with respect to our product candidates; seek regulatory approvals; address certain markets; engage third-party manufacturers to supply our clinical trial and commercial requirements; hire sales and marketing personnel; and evaluate additional product candidates for subsequent clinical and commercial development. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed under the captions "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements not specifically described above also may be found in these and other sections of this report.

ITEM 1. BUSINESS

OVERVIEW

     We are a pharmaceutical company focused on developing and commercializing innovative small molecule drugs, initially for improving cancer treatments. Small molecule drugs, in general, are non-protein products produced by chemical synthesis rather than biologic methods. Our lead product candidate is RSR13. RSR13 is a synthetic small molecule that increases the release of oxygen from hemoglobin, the oxygen-carrying protein contained within red blood cells. We believe RSR13 can be used to improve existing cancer treatments and treat many diseases and clinical conditions attributed to or aggravated by oxygen deprivation. Deprivation of oxygen in the body is called hypoxia.

     The presence of oxygen in tumors is an essential element for the effectiveness of radiation therapy in the treatment of cancer. We have demonstrated in Phase II clinical trials that RSR13 significantly improves the efficacy of radiation therapy for treating brain metastases, or tumors which have spread to the brain, and glioblastoma multiforme, a highly aggressive form of primary brain cancer. In February 2000, we commenced a Phase III trial of RSR13 in combination with radiation therapy for the treatment of brain metastases. We believe that this trial, if positive, will serve as the basis for seeking marketing approval for RSR13 from the FDA for this indication. In October 2000, we announced extended survival data of two Phase II clinical trials of RSR13 combined with cranial radiation therapy in patients with glioblastoma multiforme (GBM) and patients with brain metastases. In addition, in November 2000, we announced positive preliminary response rate data from our Phase II clinical trial of induction chemotherapy followed by radiation therapy in combination with RSR13 for the treatment of patients with locally advanced, inoperable non-small cell lung cancer (NSCLC). We are also developing RSR13 for improving the efficacy of radiation therapy in treating other forms of cancer.

     We believe RSR13 can be used to treat many other diseases and clinical conditions. We intend to seek corporate partners to jointly develop RSR13 for treating the hypoxic effects of acute blood loss and decreased blood flow encountered in surgical procedures and also for improving the effectiveness of treatments for cardiovascular disease and stroke. In addition, we plan to extend our expertise in developing drugs to other compounds and technology platforms to which we have access through our research collaborations or that we may acquire or in-license from third parties.

     Since July 1994, we have focused substantially all of our attention on research and development activities for pharmaceutical product development. These efforts include pre-clinical and clinical development of RSR13 aimed toward commercialization and use in cancer and cardiovascular disease, and the discovery and development of new products.

SCIENTIFIC BACKGROUND

     Oxygen is indispensable to all human tissues. It is transported through the body by hemoglobin, a protein contained within red blood cells, and is consumed in the production of energy for sustaining life. Each hemoglobin protein can bind up to four molecules of oxygen. After picking up oxygen in the lungs and circulating to various tissues in the body, each hemoglobin protein, on average, releases one of its four oxygen molecules and retains the other three in reserve. Thus, approximately 75% of the oxygen carried by hemoglobin represents an untapped reservoir of oxygen potentially available to the body. When hemoglobin returns to the lungs, it replenishes its store of oxygen for its next round trip through the body.

     Although oxygen is ordinarily vital for life, in some instances, energized forms of oxygen, called oxygen radicals, can be toxic to cells. For example, during radiation therapy for a cancerous tumor, radiation-induced oxygen radicals contribute to the death of cells in the tumor. Therapies that increase oxygen levels in tumors at the time of radiation can therefore enhance the cytotoxicity of radiation therapy.

     Malignant tumors often have a poorly regulated blood supply caused by the disorganized growth of new blood vessels into the tumor. This, in addition to the rapid cell growth of malignant tumors, leads to the formation of hypoxic regions within the tumor, a phenomenon known as tumor hypoxia. Research shows that hypoxic regions within malignant tumors are substantially more resistant to cell damage from radiation than oxygenated regions. Even small hypoxic regions in a tumor may affect the overall response to radiation therapy and increase the number of surviving tumor cells. Tumor cells that survive radiation therapy can become resistant to therapy, and can cause the tumor to recur in the same location and metastasize to distant sites, causing continued illness and death.

     Tissue hypoxia is also a factor in many other diseases and clinical conditions. For example, during cardiac and other types of surgery, tissue hypoxia can occur from decreased oxygen carrying capacity caused by acute blood loss or decreased blood flow to major organs, such as the brain, heart, liver and kidneys. In addition, hypoxia caused by the acute blockage of a major blood vessel can lead to conditions that cause significant morbidity and mortality, such as acute angina, or chest pain caused by decreased blood flow to the heart, myocardial infarction, or heart attack, and stroke.

     The body has developed certain natural responses to mitigate or reverse the damage of some forms of hypoxia. For example, when the body is suddenly subjected to acute hypoxia, such as during acute blood loss, several highly predictable responses occur. Initially, the body increases the rate of breathing to more fully oxygenate the blood as it passes through the lungs. The body also attempts to improve blood flow by increasing the rate and force of cardiac contractions. Subsequently, the red blood cells produce increased amounts of 2,3-diphosphoglycerate (2,3-DPG), a naturally occurring small molecule that chemically decreases the oxygen binding affinity of hemoglobin. 2,3-DPG essentially taps into hemoglobin's oxygen reservoir, and increases the average unloading of oxygen from hemoglobin from 25% to approximately 35%. Finally, over the next several weeks to months, the body produces a natural hormone known as erythropoetin to stimulate production of new red blood cells.

     Although production of 2,3-DPG is effective as a natural response mechanism, it is not a viable candidate for therapeutic applications. 2,3-DPG is produced inside the red blood cells and cannot by itself penetrate the red blood cell membrane if medically administered to a patient. As a result, therapeutic administration of 2,3-DPG cannot be used to oxygenate cancerous tumors to enhance the effectiveness of radiation therapy. In addition, the natural increase of 2,3-DPG levels during acute hypoxic episodes takes several hours to days to reach a peak effect. 2,3-DPG, therefore, is not effective in treating or preventing acute hypoxic conditions associated with surgical blood loss or cardiovascular disease, conditions that require an immediate response.

THE ALLOS SOLUTION

     In traditional approaches to drug development, a small molecule drug is used to bind to the active site of a protein to modify the protein's function. In some cases, the drug activates, and in others it inhibits, the protein's function.

     In contrast to traditional approaches, our core technology is based on using small molecules to modify a protein's function by altering the protein's three-dimensional structure. This is called allosteric modification. In allosteric modification, a small molecule drug alters a protein's three-dimensional structure by binding to the protein at a site different from the protein's active site. This change in conformational structure affects the binding affinity of the protein for the molecules that normally bind to its active site. The ability of a drug to increase or decrease this affinity can have important clinical implications. For example, an allosteric modifier that decreases the oxygen-binding affinity of hemoglobin, and thereby stimulates the release of oxygen into tissues, can be used to mitigate the adverse effects of many forms of tissue hypoxia.

RSR13

     Our lead product candidate, RSR13, is designed to mitigate the effects of tissue hypoxia. RSR13 has been administered safely to several hundred patients, most of whom were cancer patients receiving concurrent radiation therapy. Our clinical studies have indicated that RSR13 is generally well tolerated and has an acceptable safety profile.

     RSR13 has a well-defined mechanism of action and is the first synthetic drug to emulate and amplify the action of 2,3-DPG, the naturally occurring allosteric modifier of hemoglobin. Like 2,3-DPG, RSR13 binds to hemoglobin away from the hemoglobin's oxygen-binding site and increases the unloading of oxygen from hemoglobin, thus increasing the amount of oxygen deliverable to hypoxic tissues. RSR13 has several distinguishing characteristics from 2,3-DPG that make it particularly well suited for therapeutic applications:

     - RSR13 is able to cross the red blood cell membrane when medically administered to a patient;

     -    RSR13 has an immediate onset of action;

     - on average, RSR13 increases the normal 25% unloading of oxygen from hemoglobin to an estimated 50% by increasing oxygen release from the large reservoir of unused hemoglobin-bound oxygen in the blood; and

     - RSR13 remains in the bloodstream while oxygen naturally diffuses into the surrounding tissue.

     By emulating and amplifying the body's natural response to acute hypoxia, RSR13 has the potential for treating a wide variety of diseases and clinical conditions caused by tissue hypoxia. We believe that increasing oxygen levels in hypoxic tumors can enhance the effects of radiation therapy. In addition, we believe RSR13 could also be used to prevent complications associated with tissue hypoxia that frequently occur during or after surgery. In the cardiovascular area, we believe RSR13 can be used to help treat acute angina, myocardial infarction and stroke, among other conditions.

PRODUCTS UNDER DEVELOPMENT

     We currently retain exclusive, worldwide commercial rights for all of our product candidates for all target indications. The table below summarizes our current product candidates, their target indications, and clinical program status.

     PRODUCT CANDIDATE                   TARGET INDICATION               CLINICAL PROGRAM STATUS
---------------------------     ----------------------------------    ----------------------------
RSR13
   Radiation Enhancer           Brain metastases                      Phase III
                                Non-small cell lung cancer            Phase II
                                Glioblastoma multiforme               Phase II complete
                                Other cancer types                    Phase II's planned

   Chemotherapy Enhancer        Recurrent glioblastoma multiforme     Phase Ib/II

   Surgical Hypoxia             Cardiopulmonary bypass surgery        Phase II

   Cardiovascular Disease       Angina                                Phase II
                                Myocardial infarction                 Preclinical
                                Stroke                                Preclinical

RSR46                           Acute hypoxia                         Preclinical

JP7                             Acute hypoxia                         Preclinical

PYRUVATE KINASE INHIBITORS      Chronic hypoxia                       Research

RSR13 for Treating Cancer

     The worldwide oncology drug market was estimated at $14.6 billion in 1998, representing 13% growth from 1997. Despite the enormous effort undertaken by the pharmaceutical industry to develop oncology products, cancer remains the second-leading cause of death in the United States and remains a largely unmet medical need. Over 1.2 million new cases of cancer are diagnosed each year in the United States, and approximately 565,000 patients die each year of cancer.

     The appropriate cancer therapy for each patient depends on the cancer type and careful assessment of the size, location and extent to which the tumor has spread. Therapy typically includes some combination of surgery, radiation therapy or chemotherapy. Radiation therapy is used to cure certain cancers, to control local tumor invasion and thus prolong life, and to treat symptomatic problems in patients who are expected to die of their cancer. Chemotherapy is used to cure certain cancers or prolong life in some patients with malignant tumors.

     RSR13 as a Radiation Enhancer. Radiation therapy is the principal non-surgical means of treating malignant tumors in patients with cancer. Each year in the United States, approximately 50% of all newly diagnosed cancer patients, or 600,000 patients, receive radiation therapy as part of their primary treatment, in addition to 150,000 patients who receive radiation therapy for persistent or recurrent cancer. The 750,000 cancer patients who receive radiation therapy annually is approximately twice the number of cancer patients who are treated with chemotherapy. A course of radiation therapy can cost between $10,000 and $25,000 depending on the complexity and duration of treatment. Although radiation therapy can be effective in treating certain types of cancer, an unmet medical need exists for products to increase the effectiveness of radiation therapy.

     RSR13 is administered by a 30-minute intravenous infusion through a central venous catheter commencing approximately one hour before scheduled radiation therapy. Patients are also given supplemental oxygen, like that commonly administered to individuals with chronic lung disease, to fully saturate hemoglobin and increase the therapeutic potential of RSR13. RSR13 has an immediate onset of action after administration and has a duration of action of several hours.

     Unlike existing drugs and other attempts to enhance the effects of radiation therapy, the radioenhancement effect of RSR13 is not dependent on its direct diffusion into the cancerous tumor. Instead, the beneficial effects of RSR13 are the result of causing increased amounts of oxygen release from blood flowing through the tumor. It is the oxygen, and not the drug, which diffuses across the cancer cell membranes to oxygenate the tumors. This is particularly important in the case of primary or metastatic brain tumors, where the blood brain barrier acts to exclude or impede the entry of most chemical agents into the brain tissue. The fact that RSR13 does not have to actually enter the cancer cell to increase radiosensitivity is an important difference between RSR13 and other pharmacologic attempts to improve the efficacy of radiation therapy.

     We have completed five clinical trials of RSR13 in patients receiving radiation therapy and have shown that RSR13 is generally well tolerated and has an acceptable safety profile for use in cancer patients. The most common side effects of RSR13 in cancer patients are dose and frequency related. These side effects include low hemoglobin oxygen saturation (which is readily treated with supplemental oxygen like that used in patients with chronic lung disease), reversible kidney dysfunction (typically in patients who are also taking blood pressure medications or common anti-inflammatory drugs), allergic rash and other symptoms often seen in cancer patients receiving radiation therapy, such as headache, nausea and vomiting.

RSR13 in the Treatment of Brain Metastases

     We intend to seek FDA approval of RSR13 first for treatment of patients who are receiving radiation therapy for brain metastases. This condition occurs in approximately one out of five cancer patients, most often in patients with lung or breast cancer. Radiation therapy for treatment of brain metastases is administered to approximately 170,000 patients per year in the United States and is intended to prevent or reduce complications and increase survival. The median survival of all patients with brain metastases is about four months and can vary depending on various clinical factors such as age, general health, whether the primary cancer is controlled, and the extent of cancer metastases to other regions in the body. Approximately 30% to 50% of patients with brain metastases will die from disease progression in the brain, and the remainder will die from disease progression in other regions in the body.

     We previously completed a 20-patient Phase Ib safety study in patients receiving RSR13 in combination with radiation therapy that suggested a potential role for RSR13 in treating patients with brain metastases. Based on this study, we completed a 69-patient, multi-center, open-label, Phase II clinical trial to evaluate the efficacy and safety of RSR13 in cancer patients receiving standard radiation therapy for treatment of brain metastases. The primary efficacy endpoint of this study was survival compared to historical data using the Brain Metastases Database, or BMD, maintained by the Radiation Therapy Oncology Group, or RTOG, of the American College of Radiology. The study results showed that RSR13-treated patients demonstrated overall median survival time of 6.4 months compared to 4.1 months for the BMD control group, representing a statistically significant improvement in median survival of 56%. In addition, the RSR13-treated group had one-year survival rates of 23%, compared to the one-year survival rate of 15% for the BMD control group. In patients where the cause of death was determined, death due to tumor progression in the brain was seen in only 12% of the RSR13-treated patients compared to 37% of the BMD control group. When case-match analysis was performed using patients in the BMD that most closely paralleled the RSR13-treated patients, the median survival time of RSR13 treated patients was increased by 115% and one-year survival rates were increased to 24%, compared to 8% for the BMD control group.

     Based on this positive Phase II trial, we received concurrence from the FDA to proceed with a Phase III trial of RSR13 in patients with brain metastases. This study began in February 2000. We plan to enroll a minimum of 408 adult patients at approximately 60 to 70 investigative sites in North America. Patients will be randomly assigned to treatment with either standard whole brain radiation therapy or treatment with standard whole brain radiation therapy plus RSR13. The primary efficacy endpoint is survival. The secondary endpoints are time to tumor progression in the brain, response rate in the brain, cause of death and quality of life. Under the trial protocol, a 35% improvement in median survival will be considered as satisfying the primary end point of the trial, and may provide the basis for marketing approval of RSR13. If the Phase III trial is positive, we will file a new drug application with the FDA to obtain marketing approval for RSR13 for the treatment of patients who are receiving radiation therapy for brain metastases.

     In October 2000, we announced that the FDA had designated RSR13 a Fast Track Product for the treatment of brain metastases. Designation as a Fast Track Product, under the FDA Modernization Act of 1997, means that the FDA will facilitate the development and expedite the review of a drug if it is intended for the treatment of a serious or life-threatening condition, and it demonstrates the potential to address unmet medical needs for such a condition.

RSR13 in the Treatment of Non-Small Cell Lung Cancer

     Non-small cell lung cancer, or NSCLC, is a type of cancer that occurs in approximately 130,000 patients per year in the United States. We are currently evaluating RSR13 as a radiation enhancer for the treatment of patients with locally advanced, inoperable NSCLC, also known as Stage III NSCLC. Radiation therapy for treatment of Stage III NSCLC is administered to approximately 60,000 patients per year in the United States and is intended to prevent or reduce complications and control local tumor growth in the chest. The median survival time of patients with Stage III NSCLC is approximately nine to twelve months. In addition to patients with Stage III NSCLC, we believe RSR13 could also be used to treat approximately 70,000 patients with other Stages of NSCLC who are treated with radiation therapy each year in the United States.

     In November 2000, we announced positive preliminary response rate data for treatment of patients with locally advanced, inoperable NSCLC. The results come from an open-label, multi-center, Phase II clinical trial of induction chemotherapy followed by radiation therapy in combination with RSR13 for Stage IIIA and IIIB NSCLC. Analyzing preliminary data from the first 30 of 47 patients receiving RSR13 plus radiation therapy, 87% were found to have a complete or partial response of their tumors within the radiation therapy portal in the chest. Based on previous induction chemotherapy plus radiation therapy studies of patients with Stage IIIA and IIIB NSCLC, a positive study was specified in the protocol as a response rate greater than 60%. A complete summary of the data is being prepared for submission to a national meeting.

RSR13 in the Treatment of Glioblastoma Multiforme

     Glioblastoma multiforme, or GBM, is a deadly form of primary brain cancer. This condition occurs in approximately 20% of all brain cancer patients in the United States, or approximately 3,400 people per year. The median survival time of patients with GBM is approximately nine to ten months. Radiation therapy is administered to most patients with GBM and is intended to prevent or reduce complications and improve survival time.

     We have collaborated with the National Cancer Institute, or NCI, sponsored New Approaches to Brain Tumor Therapy, or NABTT, Consortium to complete Phase Ib and Phase II clinical trials of RSR13 in patients with GBM. Based on a 19-patient Phase Ib study which showed RSR13 was safe and well-tolerated, the NABTT consortium conducted a 50-patient, multi-center, Phase II efficacy and safety study of RSR13 combined with a standard six-week course of cranial radiation therapy in newly diagnosed GBM patients. The primary efficacy endpoint of the study was survival time. The Phase II study showed that RSR13-treated patients demonstrated overall survival time of 12.3 months compared to 9.7 months for the NABTT historical control group. The survival rate of RSR13-treated patients at 6 months, 12 months and 18 months were 86%, 54% and 22.2% versus 72.3%, 34.7% and 6.2% for the NABTT control group. With a median follow-up time of 17.6 months, there was a very significant 258% improvement in 18-month survival. Based on these positive survival results, the NABTT consortium has recommended that a Phase III trial be conducted with RSR13 in patients with newly diagnosed GBM.

     We have also completed a 67-patient, multi-center, Phase II companion trial of RSR13 and cranial radiation therapy in newly diagnosed GBM patients. The trial was comparable in design and methods to the NABTT Phase II trial. Per protocol, the survival results were compared to historical data using the RTOG GBM database instead of the NABTT database. The RTOG GBM database consists primarily of older RTOG studies of patients who, for 75% of them, had received treatment with aggressive BCNU (carmustine) chemotherapy in addition to cranial radiation therapy, early in the course of treatment. Treatment with BCNU is considered efficacious and is a FDA approved therapy for the treatment of malignant glioma (high-grade brain cancer, including GBM). BCNU therapy is an independent prognostic factor for survival in the RTOG GBM database.

     When compared to the RTOG GBM database, including BCNU treated patients, the RSR13-treated patients demonstrated comparable overall survival. When compared to a subset of patients from the RTOG GBM database that had not received aggressive BCNU therapy, the RSR13-treated patients demonstrated a 29% improvement in median survival. However, this result was not statistically significant. The magnitude of survival improvement was quite comparable to that observed in the statistically significant 50-patient NABTT sponsored study. Additional follow-up is ongoing prior to final analysis.

     We have also received concurrence from the FDA to proceed with a Phase III trial of RSR13 in patients receiving radiation therapy for the treatment of GBM. We expect to begin this trial in the first half of 2001.

RSR13 in the Treatment of Other Cancers

     We believe that RSR13 eventually could be used in many other tumor types and clinical situations requiring radiation therapy, such as pediatric brain, head and neck, uterine cervix, prostate, rectal and breast cancers. We have been asked by NCI-sponsored consortia to consider collaborating on Phase I/II clinical trials in pediatric brain cancer. Similarly, various United States and Canadian consortia have proposed conducting Phase II trials in head and neck and uterine cervix cancers. We anticipate conducting one or more of these Phase II trials in the future.

     RSR13 as a Chemotherapy Enhancer. Chemotherapy is administered to more than 350,000 cancer patients each year in the United States. Depending on the complexity and duration of treatment, a course of chemotherapy can cost between $6,000 and $10,000. As with radiation therapy, certain types of chemotherapy drugs require the presence of oxygen for optimal cytotoxic effects on cancer cells. Thus, stimulating oxygen release from hemoglobin to hypoxic tumor tissue, by the administration of RSR13, may also enhance the beneficial effects of certain types of chemotherapy.

     We have conducted preclinical studies with RSR13 as a chemotherapy enhancer for use in conjunction with certain chemotherapy agents. Our preclinical studies suggest that RSR13 increases the activity of certain chemotherapy agents in animal tumor models and enhances tumor response. We believe this effect may be related to increasing the oxygen level in the tumors and enhancing the effect of specific chemotherapy agents.

     In December 2000, we initiated a Phase Ib/II study evaluating the safety and efficacy of RSR13 administered with BCNU (carmustine) chemotherapy for the treatment of recurrent malignant glioma, a type of primary brain cancer. The study is being conducted by the NCI sponsored NABTT Consortium. This group previously completed two positive clinical studies of RSR13 combined with whole brain radiation therapy for the treatment of newly diagnosed GBM.

RSR13 for Treating Surgical Hypoxia

     Each year in the United States, approximately 600,000 people undergo cardiopulmonary bypass surgery, or CPB, and approximately seven million patients who have significant cardiovascular risk factors undergo non-cardiac surgery. Over one million of these patients experience cardiovascular complications which frequently result in death or permanent disability. In patients undergoing non-cardiac surgery who have chronic medical conditions, such as coronary artery disease, diabetes and hypertension, complications resulting from tissue hypoxia can be as high as 20%. By inducing hemoglobin to release a greater amount of oxygen during surgery, we believe RSR13 can help mitigate tissue hypoxia resulting from decreased oxygen carrying capacity, decreased blood flow, and, in the case of CPB, decreased body temperature.

     Based on preclinical studies of RSR13 in CPB and a successful Phase Ib study in elective surgery patients, we conducted a randomized 30-patient Phase II clinical trial of RSR13 in patients undergoing CPB for first time coronary artery bypass grafting. This study demonstrated that RSR13 can be safely given during CPB and provided preliminary evidence of a protective effect on heart function. Although the patients undergoing this surgery were generally healthy beyond having coronary artery disease, myocardial protective effects from RSR13 were still observed. There was also a trend toward a lower blood transfusion requirement in the RSR13-treated group.

     Based on the results of the Phase Ib general surgery study and the Phase II CPB study, an additional randomized 164-patient Phase II study was initiated. The purpose of this trial was to assess the ability of RSR13 treatment to decrease the morbidity and mortality associated with heart and brain hypoxia in patients with moderate to high risk factors undergoing CPB. This study was terminated when it was determined in an interim safety analysis of 62 patients, 32 of whom received RSR13 and 30 of whom received placebo, that there was a significant imbalance of patients with high risk factors in the RSR13-treated group compared to the placebo group. Based on these findings, we are considering conducting a new Phase II trial designed to better account for stratification of risk factors in the treatment groups and would perform this study in conjunction with a corporate partner.

RSR13 for Treating Cardiovascular Disease and Stroke

     There are approximately 1.7 million hospitalizations per year in the United States for acute coronary syndrome, which includes unstable angina and myocardial infarction. We believe that RSR13 could play a major role in the treatment of patients with acute coronary syndrome. We currently anticipate clinical development for this indication would be in cooperation with a corporate partner, although we are not in discussions with any parties in this regard.

     We have demonstrated that increasing oxygen release from hemoglobin with RSR13 results in a significant decrease in myocardial hypoxia experienced in animals during reduced coronary artery blood flow. We have also shown that treatment with RSR13 results in a decrease in the release of a biochemical marker associated with heart damage in animal models of myocardial infarction. Based on these findings, an initial Phase Ib safety study was performed in 24 patients with chronic angina taking multiple medications for treatment of their heart disease. This study demonstrated that RSR13 was safe and well tolerated in this patient population. In addition, a 10-patient Phase II clinical trial is being performed to determine if RSR13 can improve the exercise tolerance of patients with coronary artery disease.

     Additionally, our preclinical studies have demonstrated that RSR13 may play a beneficial role in the treatment of stroke.

Other Synthetic Allosteric Modifiers

     We have evaluated over 250 other synthetic allosteric modifiers of hemoglobin which are analogues of RSR13. Two of these analogues, RSR46 and JP7, are second-generation molecules to RSR13, and, based on preliminary animal studies, are potential candidates for clinical development. In addition, through our research collaborations, we have expanded our drug discovery efforts on the development of synthetic allosteric modifiers for targets of therapeutic interest other than hemoglobin. One such target is red blood cell pyruvate kinase, an enzyme central to the control of red blood cell 2,3-DPG metabolism. Red blood cell pyruvate kinase is an allosteric protein that is structurally very similar to hemoglobin. Increasing red blood cell 2,3-DPG levels by inhibiting red blood cell pyruvate kinase may lead to the development of orally administered products for chronic hypoxic indications, such as peripheral vascular disease, chronic angina and congestive heart failure.

MANUFACTURING

     We have entered into arrangements with two third-party manufacturers for the supply of RSR13 bulk drug substance and formulated drug product, respectively. This enables us to focus on our clinical development strengths, minimize fixed costs and capital expenditures, and gain access to advanced manufacturing process capabilities and expertise.

     Hovione Group, our supplier of RSR13 sodium salt, the bulk drug substance, operates under current Good Manufacturing Practices using cost-effective and readily available materials and reliable processes. Under the terms of our contract, Hovione is committed to manufacture sufficient quantities to support commercial scale manufacturing for the foreseeable future. Hovione is currently manufacturing RSR13 sodium salt in commercial-scale batches.

     Pursuant to our agreement, Hovione will manufacture and deliver quantities of the bulk drug substance as determined by us for both pre-commercialization and post-commercialization phases of production. Prior to commercialization, Hovione has agreed to complete several objectives, including: process scale-up and validation, manufacture and delivery of independent validation batches, which demonstrate successful validation, and successful characterization and delivery of samples of final bulk drug substance. All bulk drug substance batches must meet certain performance criteria and Hovione has assured us an uninterrupted supply of the bulk drug substance. We have the exclusive right to sublicense inventions, process improvements and analytical methods developed under this agreement in return for certain payments to Hovione.

     After manufacture, RSR13 sodium salt is formulated under contract for us into the drug product under current Good Manufacturing Practice guidelines by Akorn, Inc. (formerly known as Taylor Pharmaceuticals, Inc.), a company that specializes in the manufacture of sterile injectable products. Under our contract with Akorn, Akorn has agreed to manufacture stability batches, clinical batches and placebo, and support full release and stability testing. We have agreed to provide release specifications for active drug substance, furnish released and certified active substance for development and manufacture of at least one pilot formulation and the required exhibit batches, provide camera-ready artwork for labeling, and prepare any applicable product import/export registrations. We anticipate that Akorn will be able to provide sufficient drug product to complete our ongoing and currently planned clinical trials and early commercial needs.

     We are in the process of establishing a manufacturing agreement with an additional supplier of RSR13 bulk drug substance. We may establish manufacturing agreements with other parties for additional commercial scale manufacturing of RSR13 bulk drug substance and formulated drug product.

SALES AND MARKETING

     We intend to market RSR13 directly to the approximately 3,700 radiation therapists in the United States through a specialty sales force of 25-40 sales representatives. We expect to begin hiring this sales force around the time we submit a New Drug Application to the FDA for the use of RSR13 in an oncology indication.

     To penetrate the non-oncology markets in North America, and all markets outside North America, we will seek to develop relationships with one or more pharmaceutical companies with established distribution systems and direct sales forces. We expect these relationships will help us achieve our sales objectives for RSR13 in these markets while allowing us to focus on the oncology market in the United States.

GOVERNMENT REGULATION

FDA Regulation and Product Approval

     The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our product candidates.

     The process required by the FDA before our product candidates may be marketed in the United States generally involves the following:

     -    preclinical laboratory and animal tests;

     - submission to the FDA of an Investigational New Drug, or IND, application which must become effective before clinical trials may begin;

     - adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed pharmaceutical in our intended use; and

     -    submission to the FDA of a New Drug Application that must be approved.

     The testing and approval process requires substantial time, effort, and financial resources and we cannot be certain that any approval will be granted on a timely basis, if at all.

     Preclinical tests include laboratory evaluation of the product candidate, its chemistry, formulation and stability, as well as animal studies to assess its potential safety and efficacy. We then submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND application, which must become effective before we may begin human clinical trials. The IND automatically becomes effective 30 days after the FDA acknowledges that the filing is complete, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. Further, an independent Institutional Review Board at each medical center proposing to conduct the clinical trials must review and approve any clinical study.

     Human clinical trials are typically conducted in three sequential phases, which may overlap:

     - PHASE I: The drug is initially administered into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

     - PHASE II: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

     - PHASE III: When Phase II evaluations demonstrate that a dosage range of the drug is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage, clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

     In the case of product candidates for severe or life-threatening diseases such as cancer, the initial human testing is often conducted in patients rather than in healthy volunteers. Since these patients already have the target disease, these studies may provide initial evidence of efficacy traditionally obtained in Phase II trials and thus these trials are frequently referred to as Phase Ib trials.

     We cannot be certain that we will successfully complete Phase I, Phase II or Phase III testing of our product candidates within any specific time period, if at all. Furthermore, the FDA or the Institutional Review Boards or the sponsor may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

     The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of a new drug application for approval of the marketing and commercial shipment of the product candidate. The FDA may deny a new drug application if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if such data is submitted, the FDA may ultimately decide that the new drug application does not satisfy the criteria for approval. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

     On November 21, 1997, President Clinton signed into law the Food and Drug Administration Modernization Act. That act codified the FDA's policy of granting "Fast Track" approval for cancer therapies and other therapies intended to treat severe or life-threatening diseases. Previously, the FDA approved cancer therapies primarily based on patient survival rates and/or data on improved quality of life. This new policy is intended to facilitate the study of cancer therapies and shorten the total time for marketing approvals; however, it is too early to tell what effect, if any, these provisions may actually have on product approvals. In November 2000, we announced that the FDA had designated RSR13 a Fast Track Product for the treatment of brain metastases.

     Satisfaction of the above FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of the pharmaceutical product candidate. Government regulation may delay or prevent marketing of potential products for a considerable period of time and to impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approval for any of our product candidates on a timely basis, if at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific indications. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals would have a material adverse effect on our business. Marketing our product candidates abroad will require similar regulatory approvals and is subject to similar risks. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

     Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with current Good Manufacturing Practices, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the current Good Manufacturing Practices and other FDA regulatory requirements.

     The FDA regulates drug labeling and promotion activities. The FDA has actively enforced regulations prohibiting the marketing of products for unapproved uses. Under the Modernization Act of 1997, the FDA will permit the promotion of a drug for an unapproved use in certain circumstances, but subject to very stringent requirements.

     We and our product candidates are also subject to a variety of state laws and regulations in those states or localities where they are or will be marketed. Any applicable state or local regulations may hinder our ability to market our product candidates in those states or localities.

     The FDA's policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the United States and in foreign markets could result in new government regulations, which could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation, which might arise from future legislative or administrative action, either in the United States or abroad.

Foreign Regulation and Product Approval

     Outside the United States, our ability to market a product candidate is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community, or EC, registration procedures are available to companies wishing to market a product in more than one EC member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficiency has been presented, a marketing authorization will be granted. This foreign regulatory approval process involves all of the risks associated with FDA clearance discussed above.

Other Regulations

     We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

INTELLECTUAL PROPERTY

     We believe that patent protection and trade secret protection are important to our business and that our future success will depend, in part, on our ability to maintain our technology licenses, maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the United States and abroad. We believe that obtaining patents in countries other than the United States may, in some cases, be more difficult than obtaining United States patents because of differences in patent laws. In addition, the protection provided by non-U.S. patents may be weaker than that provided by United States patents.

     Under a 1994 agreement with the Center for Innovative Technology, or CIT, we have obtained exclusive worldwide rights to 16 United States patents, a European patent which has been validated in the United Kingdom, France, Italy, and Germany, two pending patent applications which have been approved in Canada, two pending patent applications which have been approved in Japan, and one pending patent application in Europe. Pursuant to this agreement, we have agreed to sponsor research at Virginia Commonwealth University, or VCU, relating to allosteric hemoglobin modifier compounds, and are entitled to an exclusive worldwide license of any technology developed in connection with such research. We will be required to pay a quarterly royalty based on percentages, as defined in the agreement, of either net revenues arising from sales of products produced in Virginia or net revenues from sales of products produced outside Virginia. This agreement was assigned by CIT to the Virginia Commonwealth University Intellectual Property Foundation, or VCUIPF, in 1997. Under the agreement, we have the right to grant sublicenses, for which we must also pay royalties to VCUIPF for products produced by the sublicensees. VCUIPF has the primary responsibility to file, prosecute, and maintain intellectual property protection, but we have agreed to reimburse costs incurred by VCUIPF after July 1, 1993 related to obtaining and maintaining intellectual property protection. Also, pursuant to the agreement, we will pay VCUIPF a running royalty of 1.25% of our worldwide net revenue arising from the sale, lease or other commercialization of the allosteric hemoglobin modifier compounds. This agreement terminates on the date the last United States patent licensed to us under the agreement expires, which is October 2016.

     The licensed patents, which expire at various times between February 2010 and October 2016, contain claims covering methods of allosterically modifying hemoglobin with RSR13 and other compounds, the site within hemoglobin where RSR13 binds, and certain clinical applications of RSR13 and other allosteric hemoglobin modifier compounds, including, among others:

     -    treating cancerous tumors;

     -    treating ischemia or oxygen deprivation;

     -    treating stroke or cerebral ischemia;

     -    treating surgical blood loss;

     -    performing cardiopulmonary bypass surgery; and

     -    treating hypoxia.

     Under a separate agreement with VCUIPF, we have rights to acquire an exclusive worldwide license to any technology, which is developed using research funding provided by us to VCU under a Sponsored Research Agreement. This agreement allows us to access a drug discovery presence without having to develop in-house research and development capabilities. We have the option to acquire a license for six months from the date any developed technology is disclosed to us. All that is required to exercise our option is to provide notification to VCUIPF, and to assume responsibility for all legal expenses for securing intellectual property protection for technology developed under the Sponsored Research Agreement. We have the exclusive right to sublicense any technology to third parties and affiliates. We are required to pay VCUIPF a running royalty on our worldwide net revenue arising from commercialization of the technology developed. We have exercised our option on one technology under this agreement which pertains to allosteric inhibitors and activators of pyruvate kinase. We may terminate this agreement without cause by giving VCUIPF ninety days written notice. VCUIPF may terminate this agreement upon certain payment and reporting breaches by us. Either party may terminate this agreement for certain uncured breaches.

     In order to protect the confidentiality of our technology, including trade secrets and know-how and other proprietary technical and business information, we require all of our employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the use or disclosure of confidential information. The agreements also oblige our employees, consultants, advisors and collaborators to assign to us ideas, developments, discoveries and inventions made by such persons in connection with their work with us. We cannot be sure that these agreements will maintain confidentiality, will prevent disclosure, or will protect our proprietary information or intellectual property, or that others will not independently develop substantially equivalent proprietary information or intellectual property.

     The pharmaceutical industry is highly competitive and patents have been applied for by, and issued to, other parties relating to products competitive with those being developed by us. Therefore, our product candidates may give rise to claims that they infringe the patents or proprietary rights of other parties now and in the future. Furthermore, to the extent that we, or our consultants or research collaborators, use intellectual property owned by others in work performed for us, disputes may also arise as to the rights in such intellectual property or in related or resulting know-how and inventions. An adverse claim could subject us to significant liabilities to such other parties and/or require disputed rights to be licensed from such other parties. A license required under any such patents or proprietary rights may not be available to us, or may not be available on acceptable terms. If we do not obtain such licenses, we may encounter delays in product market introductions, or may find that we are prevented from the development, manufacture or sale of products requiring such licenses. In addition, we could incur substantial costs in defending ourselves in legal proceedings instituted before the United States Patent and Trademark Office or in a suit brought against us by a private party based on such patents or proprietary rights, or in a suit by us asserting our patent or proprietary rights against another party, even if the outcome is not adverse to us.

COMPETITION

     The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including a number of large pharmaceutical companies as well as several specialized biotechnology companies, are developing cancer drugs similar to ours. There are products on the market that will compete directly with the products that we are developing. In addition, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect license fees, milestone payments and royalties in exchange for license rights to technologies that they have developed, some of which may directly compete with our technologies. These companies and institutions also compete with us in recruiting qualified scientific personnel. Many of our competitors have substantially greater financial, research and development, human and other resources than do we. Furthermore, large pharmaceutical companies have significantly more experience than we do in preclinical testing, human clinical trials and regulatory approval procedures.

     Our competitors may:

     -    develop safer and more effective products;

     - obtain patent protection or intellectual property rights that limit our ability to commercialize products; or

     -    commercialize products earlier than we.

     We expect technology developments in our industry to continue to occur at a rapid pace. Commercial developments by our competitors may render some or all of our potential products obsolete or non-competitive, which would materially harm our business and financial condition.

HUMAN RESOURCES

     As of December 31, 2000, we had a total of 45 full-time employees and five part-time employees. Of those, 32 are in research and development and thirteen are in general and administrative. We believe that we have good relationships with our employees. We have never had a work stoppage, and none of our employees is represented under a collective bargaining agreement.

                                  RISK FACTORS

     Our business faces significant risks. These risks include those described below and may include additional risks of which we are not currently aware or which we currently do not believe are material. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. These risks should be read in conjunction with the other information set forth in this report.

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN REVENUE OR PROFITABILITY IN THE FUTURE.

     We have experienced operating losses since we began operations in 1994. As of December 31, 2000, we had an accumulated deficit of approximately $67 million. We expect to incur additional operating losses over the next several years and expect cumulative losses to increase substantially as our research and development, preclinical, clinical and manufacturing efforts expand. We have had no revenue to date. Our ability to achieve revenue and profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates. We cannot assure you that we will achieve revenue or profitability.

OUR PRODUCT CANDIDATES ARE IN THE EARLY STAGES OF DEVELOPMENT AND MAY NEVER BE FULLY DEVELOPED IN A MANNER SUITABLE FOR COMMERCIALIZATION. IF WE DO NOT DEVELOP COMMERCIALLY SUCCESSFUL PRODUCTS, OUR ABILITY TO GENERATE REVENUE WILL BE LIMITED.

     If we are unable to successfully commercialize our product candidates, we will be unable to generate any meaningful amounts of revenue and will incur continued losses. We may not be able to continue as a going concern if we are unable to generate meaningful amounts of revenue to support our operations or cannot otherwise raise the necessary funds to support our operations. We have no products that have received regulatory approval for commercial sale. All of our product candidates are in early stages of development, and significant research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. Substantially all of our efforts and expenditures over the next few years will be devoted to RSR13. Accordingly, our future prospects are substantially dependent on favorable results from clinical trials utilizing RSR13. None of our product candidates, including RSR13, is expected to be commercially available until at least 2003.

WE CANNOT PREDICT WHEN OR IF WE WILL OBTAIN REGULATORY APPROVAL TO COMMERCIALIZE OUR PRODUCT CANDIDATES.

     A pharmaceutical product cannot be marketed in the United States or most other countries until it has completed a rigorous and extensive regulatory approval process. If we fail to obtain regulatory approval to market our product candidates, we will be unable to sell our products and generate revenue, which would jeopardize our ability to continue operating our business. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. We may not obtain regulatory approval for any product candidates we develop, including RSR13, or we may not obtain regulatory review of such product candidates in a timely manner. See "Business--
Government Regulation" for a detailed discussion of the regulatory approval process.

     In October 2000, we announced that the FDA had designated RSR13 a Fast Track Product for the treatment of brain metastases. Designation as a Fast Track Product, under the FDA Modernization Act of 1997, means that the FDA will facilitate the development and expedite the review of a drug if it is intended for the treatment of a serious or life-threatening condition, and it demonstrates the potential to address unmet medical needs for such a condition.

WE WILL NOT BE ABLE TO OBTAIN REGULATORY APPROVAL TO COMMERCIALIZE OUR PRODUCT CANDIDATES IF WE FAIL TO ADEQUATELY DEMONSTRATE THEIR SAFETY AND EFFICACY.

     Product candidates developed by us, alone or with others, may not prove to be safe and efficacious in clinical trials and may not meet all of the applicable regulatory requirements needed to receive regulatory approval. To demonstrate safety and efficacy, we must conduct significant additional research, animal testing, referred to as preclinical testing, and human testing, referred to as clinical trials, for our product candidates. Preclinical testing and clinical trials are long, expensive and uncertain processes. It may take us several years to complete our testing, and failure can occur at any stage. We have limited experience in conducting and managing clinical trials.

     Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory clearances, and the FDA can request that we conduct additional trials. For example, we are currently planning to perform only one Phase III clinical trial prior to seeking FDA approval for our first product candidate. We believe that if the results of this Phase III clinical trial are consistent with our prior Phase II clinical results, this Phase III clinical trial can serve as the basis for obtaining FDA approval. Although the FDA has indicated its agreement with this if the results are sufficiently positive, it has recommended that we conduct two Phase III clinical trials concurrently to protect against the risk that the results of one trial may be inconclusive as to necessary efficacy and safety for approval. If we have to conduct further clinical trials, whether for RSR13 or other product candidates we develop in the future, it would significantly increase our expenses and delay marketing of our product candidates. See "Business--Government Regulation" for a detailed discussion of the regulatory approval process.

WE MAY EXPERIENCE DELAYS IN OUR CLINICAL TRIALS THAT COULD ADVERSELY AFFECT OUR FINANCIAL POSITION AND OUR COMMERCIAL PROSPECTS.

     We do not know whether planned clinical trials will begin on time or whether any of our clinical trials will be completed on schedule or at all. Our product development costs will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. If the delays are significant, our ability to generate revenue from product sales will be correspondingly delayed, and we may have insufficient capital resources to support our operations. Even if we do have sufficient capital resources, our ability to become profitable will be delayed. We typically rely on third-party clinical investigators at medical institutions to conduct our clinical trials and we occasionally rely on other third-party organizations to perform data collection and analysis. As a result, we may face additional delaying factors outside our control.

WE MAY BE REQUIRED TO SUSPEND, REPEAT OR TERMINATE OUR CLINICAL TRIALS IF THEY ARE NOT CONDUCTED IN ACCORDANCE WITH REGULATORY REQUIREMENTS, THE RESULTS ARE NEGATIVE OR INCONCLUSIVE, OR THE TRIALS ARE NOT WELL DESIGNED.

     Clinical trials must be conducted in accordance with the FDA's Good Clinical Practices and are subject to oversight by the FDA and institutional review boards at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under the FDA's Good Manufacturing Requirements, and may require large numbers of test subjects. Clinical trials may be suspended by us or the FDA at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the conduct of these trials.

     Even if we achieve positive interim results in clinical trials, these results do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or terminated. In addition, failure to construct clinical trial protocols to screen patients for risk profile factors relevant to the trial for purposes of segregating patients into the patient populations treated with the drug being tested and the control group could result in either group experiencing a disproportionate number of adverse events and could cause a clinical trial to be repeated or terminated.

ACCEPTANCE OF OUR PRODUCTS IN THE MARKETPLACE IS UNCERTAIN, AND FAILURE TO ACHIEVE MARKET ACCEPTANCE WILL LIMIT OUR ABILITY TO GENERATE REVENUE AND BECOME PROFITABLE.

     Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

     -    the receipt of regulatory approval for the uses that we are studying;

     - the establishment and demonstration in the medical community of the safety and efficacy of our products and their potential advantages over existing and newly developed therapeutic products;

     -    ease of use of our products;

     - pricing and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations and other plan administrators; and

     -    the effectiveness of our sales and marketing efforts.

     Physicians, patients, payors or the medical community in general may be unwilling to accept, utilize or recommend any of our products.

IF WE FAIL TO OBTAIN THE CAPITAL NECESSARY TO FUND OUR OPERATIONS, WE WILL BE UNABLE TO SUCCESSFULLY DEVELOP OUR PRODUCT CANDIDATES.

     We expect that significant additional financing will be required in the future to continue our research and development efforts and to commercialize our product candidates. If adequate funds are not available to us, we will be required to delay, reduce the scope of or eliminate one or more of our development programs and our business and future prospects for revenue and profitability may be harmed. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. We have consumed substantial amounts of cash to date and expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and preclinical and clinical trial activities. We may raise this financing through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements.

     We believe that our existing cash and investment securities will be sufficient to support our current operating plan through at least the end of 2002. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

IF WE ARE UNABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY, WE WOULD BE UNABLE TO PREVENT THIRD PARTIES FROM USING OUR TECHNOLOGY, WHICH WOULD IMPAIR OUR COMPETITIVENESS AND ABILITY TO COMMERCIALIZE OUR PRODUCT CANDIDATES. IN ADDITION, THE COST OF ENFORCING OUR PROPRIETARY RIGHTS MAY BE EXPENSIVE AND RESULT IN INCREASED LOSSES.

     Our success will depend in part on our ability to obtain and maintain meaningful patent protection for our products, both in the United States and in other countries. We rely on patents to protect a large part of our intellectual property and our competitive position. We currently license 25 patents and patent applications, both in the United States and in other countries, in addition to owning one patent ourselves. Any patents issued to or licensed by us could be challenged, invalidated, infringed, circumvented or held unenforceable. In addition, it is possible that no patents will issue on any of our licensed patent applications. It is possible that the claims in patents that have been issued or licensed to us or that may be issued or licensed to us in the future will not be sufficiently broad to protect our intellectual property or that the patents will not provide protection against competitive products or otherwise be commercially valuable. Failure to obtain and maintain adequate patent protection for our intellectual property would impair our ability to be commercially competitive.

     Our commercial success will also depend in part on our ability to commercialize our product candidates without infringing patents or other proprietary rights of others or breaching the licenses granted to us. We may not be able to obtain a license to third-party technology that we may require to conduct our business or, if obtainable, we may not be able to license such technology at a reasonable cost. If we fail to obtain a license to any technology that we may require to commercialize our technologies or product candidates, or fail to obtain a license at a reasonable cost, we will be unable to commercialize the affected product or to commercialize it at a price that will allow us to become profitable.

     In addition to patent protection, we also rely upon trade secrets, proprietary know-how and technological advances which we seek to protect through confidentiality agreements with our collaborators, employees and consultants. Our employees and consultants are required to enter into confidentiality agreements with us. We also have entered into non-disclosure agreements, which are intended to protect our confidential information delivered to third parties for research and other purposes. However, these agreements could be breached and we may not have adequate remedies for any breach, or our trade secrets and proprietary know-how could otherwise become known or be independently discovered by others.

     Furthermore, as with any pharmaceutical company, our patent and other proprietary rights are subject to uncertainty. Our patent rights related to our product candidates might conflict with current or future patents and other proprietary rights of others. For the same reasons, the products of others could infringe our patents or other proprietary rights. Litigation or patent interference proceedings, either of which could result in substantial costs to us, may be necessary to enforce any of our patents or other proprietary rights, or to determine the scope and validity or enforceability of other parties' proprietary rights. The defense and prosecution of patent and intellectual property claims are both costly and time consuming, even if the outcome is favorable to us. Any adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease selling our future products. We are not currently a party to any infringement claims.

IF OUR COMPETITORS DEVELOP AND MARKET PRODUCTS THAT ARE MORE EFFECTIVE THAN OURS, OUR COMMERCIAL OPPORTUNITY WILL BE REDUCED OR ELIMINATED.

     Even if we obtain the necessary governmental approvals to market RSR13 or other product candidates, our commercial opportunity will be reduced or eliminated if our competitors develop and market products that are more effective, have fewer side effects or are less expensive than our product candidates. Our potential competitors include large fully integrated pharmaceutical companies and more established biotechnology companies, both of which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Academic institutions, government agencies, and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that competitors will succeed in developing technologies that are more effective than those being developed by us or that would render our technology obsolete or noncompetitive. We are not aware of any products in research or development by any potential competitors, which address allosteric regulation of proteins in the way being targeted by us. There are, however, other companies addressing the same indications as we are.

WE RELY ON THIRD-PARTY COLLABORATORS TO CONDUCT OUR RESEARCH AND DEVELOPMENT ACTIVITIES AND MANUFACTURE OUR PRODUCT CANDIDATES. IF OUR COLLABORATIVE PARTNERS DO NOT PERFORM AS EXPECTED, WE MAY BE UNABLE TO DEVELOP AND COMMERCIALIZE OUR PRODUCT CANDIDATES, WHICH WOULD LIMIT OUR ABILITY TO GENERATE REVENUE AND BECOME PROFITABLE AND OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR PRODUCT CANDIDATES COULD BE SEVERELY LIMITED.

     We do not have our own research or manufacturing facilities and currently do not plan to establish such facilities. Instead, we depend upon academic, research and non-profit institutions and commercial service and manufacturing organizations for chemical synthesis and analysis, product formulation, assays, preclinical and clinical testing, and manufacture of our product candidates. If our collaborative partners do not perform these functions satisfactorily, our ability to develop and commercialize our product candidates could be severely limited which would limit our ability to sell our products or to sell them in quantities sufficient to generate enough revenue to allow us to become profitable.

     Currently, we are supporting research with respect to allosteric modification of proteins at Virginia Commonwealth University in the laboratories of Dr. Donald Abraham, a founder, stockholder and director. In addition, we currently have contracts with two third-party manufacturers. One is with our sole source supplier of RSR13 bulk drug substance, and the other is with our sole source supplier of formulated drug product. Our current supply of finished product of RSR13 is limited and is not sufficient for completion of all phases of clinical development. Any failure by our two third-party manufacturers to supply our requirements for clinical trial materials would jeopardize the completion of such trials and our ultimate ability to commercialize RSR13. Prior to regulatory approval of RSR13, we may seek to establish supply agreements with alternative sources of supply for bulk drug substance and formulated drug product. However, only a limited number of contract manufacturers are both capable of manufacturing our product candidates and complying with current federal and state good manufacturing practice regulations. Accordingly, we may not be able to enter into supply agreements on commercially acceptable terms and, even if we do, any manufacturers with which we contract may not be able to deliver supplies in appropriate quantity.

     If conflicts arise between us and our academic collaborators, scientific advisors, manufacturers or other suppliers, including Dr. Abraham, the other party may act in its self-interest and not in the interest of our stockholders. We generally do not have control over the resources or degree of effort that any of our existing collaborative partners may devote to our collaborations. If our collaborators breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in accordance with agreed upon schedules, our ability to develop, commercialize and sell products would be limited. In addition, our collaborative partners could cease operations or offer, design, manufacture or promote competing products. Any of these occurrences could materially limit our potential revenue and profitability.

IF PRODUCT LIABILITY LAWSUITS ARE SUCCESSFULLY BROUGHT AGAINST US, WE MAY INCUR SUBSTANTIAL LIABILITIES AND MAY BE REQUIRED TO LIMIT COMMERCIALIZATION OF OUR PRODUCT CANDIDATES.

     The testing and marketing of pharmaceutical products entail an inherent risk of product liability. Product liability claims might be brought against us by consumers, health care providers or by pharmaceutical companies or others selling our future products. If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities or be required to limit the commercialization of our product candidates. We have obtained limited product liability insurance coverage for our human clinical trials. However, insurance coverage is becoming increasingly expensive, and no assurance can be given that we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations. We may not be able to obtain commercially reasonable product liability insurance for any products approved for marketing.

OUR OPERATING RESULTS MAY FLUCTUATE, AND ANY FAILURE TO MEET FINANCIAL EXPECTATIONS MAY DISAPPOINT SECURITIES ANALYSTS OR INVESTORS AND RESULT IN A DECLINE IN OUR STOCK PRICE, CAUSING INVESTOR LOSSES.

     Our results of operations have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline. Some of the factors that could cause our results of operations to fluctuate include:

     -    the status of development of our various product candidates;

     - the time at which we enter into research and license agreements with corporate partners, if any, that provide for payments to us, and the timing and accounting treatment of payments to us under those agreements;

     - whether or not we achieve specified research or commercialization milestones;

     - timely payment by our corporate partners, if any, of amounts payable to us;

     -    the addition or termination of research programs or funding support;
          and

     - variations in the level of expenses related to our proprietary product candidates during any given period.

     We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In that case, our stock price could fluctuate significantly or decline.

FAILURE TO ATTRACT, RETAIN AND MOTIVATE SKILLED PERSONNEL AND CULTIVATE KEY ACADEMIC COLLABORATIONS WILL DELAY OUR PRODUCT DEVELOPMENT PROGRAMS AND OUR RESEARCH AND DEVELOPMENT EFFORTS.

     We are a small company with only 45 employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions and scientists. Competition for personnel and academic collaborations is intense. In particular, our product development programs depend on our ability to attract and retain highly skilled chemists and clinical development personnel. The loss of any of these personnel, in particular, Dr. Stephen J. Hoffman, our President and Chief Executive Officer, or Dr. Michael J. Gerber, our Senior Vice President, Clinical Development and Regulatory Affairs, could significantly impede the achievement of our research and development objectives. Even though we have an employment agreement with each of Dr. Hoffman and Dr. Gerber, as well as an employment agreement with Michael E. Hart, our Chief Financial Officer and Senior Vice President, Operations, they and any other of our key personnel may leave us at any time. In addition, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or maintain relationships. If we fail to negotiate additional acceptable collaborations with academic institutions and scientists, or if our existing academic collaborations were to be unsuccessful, our product development programs may be delayed.

ITEM 2. PROPERTIES

     Our corporate headquarters facility consists of approximately 14,300 square feet in Denver, Colorado. We lease our corporate headquarters facility pursuant to a lease agreement that expires in July 2002. We believe that our leased facilities are adequate to meet our needs for the next 12 months and that additional facilities in the area are available for lease to meet our future needs. We also lease approximately 1,800 square feet of office and laboratory space in Richmond, Virginia. We lease this space under a renewable operating lease, which expires in October 2004.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is traded on the Nasdaq National Market under the symbol "ALTH." Trading of our Common Stock commenced on March 28, 2000, following completion of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock as reported by the Nasdaq National Market:

     Year Ended December 31, 2000                    HIGH       LOW
                                                     ----       ---
     First Quarter (from March 28)................  $16.00     $12.75
     Second Quarter...............................  $15.06     $8.50
     Third Quarter................................  $15.06     $8.38
     Fourth Quarter...............................  $11.25     $4.75

     On February 23, 2001, the last reported sale price of our Common Stock on the Nasdaq National Market was $6.31 per share. On February 23, 2001, we had approximately 129 holders of record of our Common Stock.

     We have never paid any cash dividends on our capital stock and do not intend to pay any such dividends in the foreseeable future.

     On March 27, 2000, we commenced our initial public offering, which consisted of 5,000,000 shares of our Common Stock at $18.00 per share pursuant to a registration statement (No. 333-95439) declared effective by the Securities and Exchange Commission. The offering has been completed and all shares have been sold. The managing underwriters for the initial public offering were SG Cowen, Prudential Vector Healthcare and U.S. Bancorp Piper Jaffray. Aggregate gross proceeds from the offering were $90,000,000.

     We incurred the following expenses in connection with the offering: underwriters' discounts and commissions of $6.3 million and approximately $0.9 million in other expenses, for total expenses of approximately $7.2 million. After deducting expenses of the offering, we received net offering proceeds of approximately $82.8 million. As of December 31, 2000, the entire net proceeds from the offering were invested in short-term and long-term financial instruments.

     No payments constituted direct or indirect payments to any of our directors, officers or general partners or their associates, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with our financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this report. The statement of operations data for the years ended December 31, 1998, 1999 and 2000 and the balance sheet data as of December 31, 1999 and 2000, are derived from, and qualified by reference to, our audited financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 1996 and 1997, and the balance sheet data as of December 31, 1996, 1997 and 1998 are derived from our audited financial statements that do not appear in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

                                                                                                                       CUMULATIVE
                                                                                                                      PERIOD FROM
                                                                                                                      SEPTEMBER 1,
                                                                                                                     1992 (DATE OF
                                                                                                                       INCEPTION)
                                                                        YEARS ENDED DECEMBER 31,                        THROUGH
                                                  ----------------------------------------------------------------    DECEMBER 31,
                                                    1996          1997          1998          1999          2000          2000
                                                  --------      --------      --------      --------      --------   -------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:

Operating expenses
  Research and development ..................     $  2,842      $  3,865      $  5,941      $  7,836      $ 10,737      $ 33,683
  Clinical manufacturing ....................          269         1,564         1,768         1,382         3,200         8,365
  General and administrative ................        1,262         1,262         1,486         2,379        13,775        20,946
                                                  --------      --------      --------      --------      --------      --------
         Total operating expenses ...........        4,373         6,691         9,195        11,597        27,712        62,994
Loss from operations ........................       (4,373)       (6,691)       (9,195)      (11,597)      (27,712)      (62,994)
Interest and other income, net ..............          320           178           621           309         4,351         5,897
                                                  --------      --------      --------      --------      --------      --------
Net loss ....................................       (4,053)       (6,513)       (8,574)      (11,288)      (23,361)      (57,097)
Dividend related to beneficial
  conversion feature of preferred stock......           --            --            --        (9,613)           --        (9,613)
Net loss attributable to common
  Stockholders ..............................     $ (4,053)     $ (6,513)     $ (8,574)     $(20,901)     $(23,361)     $(66,710)
                                                  ========      ========      ========      ========      ========      ========
Weighted-average basic and diluted net
  loss per share.............................     $  (2.46)     $  (3.52)     $  (4.38)     $ (10.48)     $  (1.29)
Weighted-average shares used in
  computing basic and diluted net loss
  per share..................................        1,645         1,848         1,959         1,995        18,059


                                                                             AS OF DECEMBER 31,
                                                        -------------------------------------------------------------
                                                          1996         1997         1998         1999          2000
                                                        ---------    ---------    ---------    ---------    ---------
                                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments ...   $   6,043    $     479    $   9,582    $   9,475    $  61,777
Long-term marketable securities .....................          --           --           --           --       23,906
Working capital (deficiency) ........................       5,411       (1,149)       8,146        8,784       59,170
Total assets ........................................       6,357          830       10,480       10,206       86,259
Long-term obligations, less current portion .........         102           89          147           69            8
Convertible preferred stock .........................      12,804       12,804       30,751       49,899           --
Common stock ........................................         134          204          207        7,022      156,625
Accumulated deficit .................................      (7,361)     (13,874)     (22,447)     (43,348)     (66,710)
Total stockholders' equity (deficit) ................       5,487       (1,005)       8,371        8,991       83,411

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     To date, we have devoted substantially all of our resources to research and clinical development. We have not derived any commercial revenues from product sales, and we do not expect to receive product revenues for at least the next several years. We have incurred significant operating losses since our inception in 1992 and, as of December 31, 2000, had an accumulated deficit of $66,709,620. There can be no assurance if or when we will become profitable. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing research and development costs, in addition to costs related to clinical trials and manufacturing activities. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our product candidates, and obtain required regulatory clearances and successfully manufacture and market our future products.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

Expenses

     Research and Development. Research and development expenses were $10,737,000 for the year ended December 31, 2000, compared to $7,836,000 for the year ended December 31, 1999 and $5,942,000 for the year ended December 31, 1998. The $2,901,000, or 37%, increase from 1999 to 2000 was due primarily to increased non-cash charges comprising amortization of deferred compensation expense of $754,000 and stock compensation expense of $2,079,000 resulting from the forgiveness of notes receivable from Dr. Gerber initially issued in exchange for the exercise of stock options. We expect research and development expenses to increase in 2001 as we continue our first Phase III clinical trial of RSR13 and begin a second Phase III clinical trial of RSR13. The $1,894,000, or 32%, increase in research and development spending from 1998 to 1999 was due primarily to non-cash charges comprised of amortization of deferred compensation expense of $1,533,000 and stock compensation expense of $156,000 resulting from the extension of notes receivable from Dr. Gerber initially issued in exchange for the exercise of stock options. In addition, increased clinical trial costs were offset by the completion of one Phase II clinical trial.

     Clinical Manufacturing. Clinical manufacturing expenses include the cost of manufacturing RSR13 for use in clinical trials and costs associated with the scale-up of manufacturing to support commercial requirements. Clinical manufacturing expenses for the years ended December 31, 2000, 1999 and 1998 were $3,201,000, $1,382,000 and $1,768,000, respectively. The $1,819,000, or 132%, increase in 2000 compared to 1999 primarily resulted from costs incurred in manufacturing more bulk drug substance and drug product for our clinical trials. The $386,000, or 22%, decrease in 1999 compared to 1998 primarily resulted from lower RSR13 clinical trial requirements.

     General and Administrative. General and administrative expenses for the years ended December 31, 2000, 1999 and 1998 were $13,775,000, $2,379,000 and
$1,486,000, respectively. The $11,396,000, or 479%, increase for 2000 compared to 1999 primarily resulted from non-cash charges comprising amortization of deferred compensation expense of $4,642,000 and stock compensation expense of $4,843,000 resulting from the forgiveness of notes receivable from Dr. Hoffman initially issued in exchange for the exercise of stock options. Excluding the impact of non-cash charges of $10,165,000 for fiscal 2000 and $680,000 for fiscal 1999, general and administrative expenses increased $1,911,000, or 112% in 2000 compared to 1999. This increase is primarily the result of additional costs associated with being a public company and increased personnel costs. General and administrative expenses increased $893,000, or 60%, for 1999 compared to 1998. The increase in fiscal 1999 expense primarily resulted from non-cash charges comprising amortization of deferred compensation expense of $21,000 and stock compensation expense of $659,000 resulting from the extension of notes receivable from Dr. Hoffman initially issued in exchange for the exercise of stock options. In addition, we incurred additional costs associated with hiring new employees.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation was $7,181,000 and $1,554,000 in 2000 and 1999, respectively. There was no amortization of deferred stock compensation in 1998. In 2000 and 1999, we recorded deferred stock compensation of $9,272,000 and $5,996,000, respectively, for options awarded to employees with exercise prices below the deemed fair value for financial reporting purposes of our common stock on their respective grant dates. At December 31, 2000, the Company had $6,505,000 of deferred compensation remaining to be amortized.

Interest and Other Income, Net

     Interest income, net of interest expense, was $4,351,000, $310,000 and $621,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The $4,041,000 increase in 2000 as compared to 1999 was attributable to increased average investment balances from the proceeds of our initial public offering and higher yields on U.S. government securities, high-grade commercial paper and corporate notes and money market funds held by us. The $311,000, or 50%, decrease in 1999 as compared to 1998 was primarily the result of a decrease in the amount of cash available for investing.

Income Taxes

     As of December 31, 2000, we had net operating loss carryforwards and research and development credit carryforwards of $37,261,000 and $2,625,000, respectively, available to offset future regular and alternative taxable income. These net operating loss carryforwards expire between 2009 and 2015. The research and development credit carryforwards will expire between 2009 and 2015. The utilization of the loss carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards and research and development credit carryforwards. In addition, the maximum annual use of the net operating loss carryforwards is limited in certain situations where changes occur in our stock ownership.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through private placements of preferred stock and a public equity financing, which have resulted in net proceeds to us of $123,161,000 through December 31, 2000. Since inception, we have used $38,351,000 of cash for operating activities. Cash, cash equivalents and marketable securities were $85,683,000 at December 31, 2000, compared with $9,475,000 at December 31, 1999 and $9,582,000 at December 31, 1998. Working capital at December 31, 2000 was $59,170,000, as compared to $8,784,000 at December 31, 1999, and $8,146,000 at December 31, 1998. Long-term debt was $8,000, $69,000 and $147,000 for the years ending December 31, 2000, 1999 and 1998, respectively. Long-term debt consists primarily of capital equipment lease obligations.

     Net cash used in operating activities was $7,861,000, $9,502,000 and $8,803,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Uses of cash in operating activities were primarily to fund net losses, excluding non-cash charges.

     Net cash used in investing activities was $75,936,000 for the year ended December 31, 2000 and consisted primarily of net purchases of investments and property and equipment. Net cash provided by investing activities was $1,024,000 for the year ended December 31, 1999 and consisted primarily of proceeds from the maturities of short-term investments, partially offset by the purchase of short-term investments and property and equipment. Net cash used in investing activities was $7,929,000 for the year ended December 31, 1998 and consisted primarily of net purchases of investments.

     Net cash provided by financing activities was $82,764,000 for the year ended December 31, 2000 and consisted primarily of proceeds from our initial public offering. Net cash provided by financing activities for the years ended December 31, 1999 and 1998 was $9,420,000 and $17,910,000, respectively, and consisted primarily of proceeds from the sale of preferred stock.

     Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents and investments, will be adequate to satisfy our capital needs through at least the calendar year 2002. However, our actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our future products and establish new collaborative and licensing arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

    We own financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve the Company's capital until it is required to fund operations. All of these market-risk sensitive instruments are classified as held-to-maturity. We do not own derivative financial instruments in our investment portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

    The Company prepared sensitivity analyses of its interest rate exposures and its exposure from anticipated investment for fiscal 2001 to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 10% adverse change in interest rates from the 2000 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact the Company's results of operations, cash flows, or financial condition for the next twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required pursuant to this item are included in Item 14 of this report and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item concerning the Company's directors is incorporated by reference to the information set forth in the sections entitled "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 2000 (the "Proxy Statement"). The information required by this Item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section of the Proxy Statement entitled "Executive Officers and Key Employees."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item regarding executive compensation is incorporated by reference to the information set forth in the section of the Proxy Statement entitled "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section of the Proxy Statement entitled "Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are being filed as part of this report:

     (1)  Financial Statements

          Reference is made to the Index to Financial Statements of Allos Therapeutics, Inc. appearing on page F-1 of this report.

     (2)  Financial Statement Schedules

          All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Financial Statements or the Notes thereto.

(b)  Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the fiscal year ended December 31, 2000.

(c)  Exhibits

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

 3.01(1)            Certificate of Incorporation, as amended to date.

 3.02(1) Form of Amended and Restated Certificate of Incorporation filed upon closing of the initial public offering.

 3.03(1)            Bylaws, as amended to date.

 3.04(1) Form of Bylaws adopted upon closing of the initial public offering.

10.01(1) Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.02(1) Hemotech and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated January 12, 1994.

10.03(1) Amendment to Allos Therapeutics, Inc. and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated January 17, 1995.

10.04(1) Amendment to Allos Therapeutics, Inc. and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated March 12, 1996.

10.05(1) Assignment and Assumption Agreement with Amendment with Center for Innovative Technology and Virginia Commonwealth University Intellectual Property Foundation dated July 28, 1997.

10.06(1) Exercise of Option to Nonheme Protein License Agreement with VCU-Intellectual Property Foundation dated March 23, 1998.

10.07(1) Warrant Agreement to purchase shares of Series B Preferred Stock with Comdisco, Inc. dated April 15, 1996.

10.08(1) Warrant Agreement to purchase shares of Series C Preferred Stock with Comdisco, Inc. dated May 5, 1998.

10.09(1) Allos Therapeutics, Inc. Series C Convertible Preferred Stock Purchase Agreement dated October 4, 1999.

10.10(1) Allos Therapeutics, Inc. Fourth Amended and Restated Stockholder Rights Agreement dated October 4, 1999.

10.11(1) Allos Therapeutics, Inc. 1995 Stock Option Plan, as amended to date.

10.12(1)            Office Lease with Denver Jack Limited Partnership dated
                    October 30, 1995.

10.13(1) First Amendment to 7000 Broadway Building Office Lease with Denver Jack Limited Partnership dated October 30, 1995.

10.14(1) Second Amendment to 7000 Broadway Building Office Lease with Denver Jack Limited Partnership dated June 7, 1996.

10.15(1) Third Amendment to 7000 Broadway Building Office Lease with Denver Jack Limited Partnership dated March 26, 1998.

10.16(1) Fourth Amendment to 7000 Broadway Building Office Lease with Denver Jack Limited Partnership dated June 29, 1998.

10.17(1) Lease Agreement with Virginia Biotechnology Research Park Authority dated July 28, 1999.

10.18(1) Term Sheet for Contract API Supply between Allos and Hovione dated March 25, 1999.

10.19(1) Confirmatory letter agreement with Hovione Inter Limited dated January 13, 2000.

10.20(1) Development and Investigational Supply Proposal between Taylor Pharmaceuticals and Allos Therapeutics, Inc. dated December 30, 1998.

10.21 Employment Agreement between Dr. Hoffman and Allos Therapeutics, Inc. dated January 17, 2001.

10.22 Employment Agreement between Dr. Gerber and Allos Therapeutics, Inc. dated January 17, 2001.

10.23 Employment Agreement between Michael E. Hart and Allos Therapeutics, Inc. dated January 17, 2001.

10.24 Allos Therapeutics, Inc. Severance Benefit Plan, effective January 16, 2001, and related benefit schedule thereto.

10.25 Fifth Amendment to 7000 Broadway Building Office Lease with 7K Broadway, LLC (as successor in interest to Denver Jack Limited Partnership) dated January 18, 2001.

10.26 Allos Therapeutics, Inc. 2001 Employee Stock Purchase Plan and form of Offering.

23.01               Consent of PricewaterhouseCoopers LLP, Independent
                    Accountants.

24.01               Power of Attorney (see page 28 herein)

----------

(1) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-95439) and amendments thereto, declared effective March 27, 2000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALLOS THERAPEUTICS, INC.

Date: March 7, 2001                       By: /s/ Stephen J. Hoffman
                                              ----------------------------------
                                          Stephen J. Hoffman
                                          President and Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Stephen J. Hoffman and Michael E. Hart, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT ON MARCH 7, 2001, AND IN THE CAPACITIES INDICATED:

NAME                                          TITLE
----                                          -----


/s/ Stephen J. Hoffman                 President and Chief Executive Officer,
------------------------------         Director
       Stephen J. Hoffman              (Principal Executive Officer)

/s/ Michael E. Hart                    Chief Financial Officer and
------------------------------         Senior Vice President, Operations
        Michael E. Hart                (Principal Financial and Accounting
                                       Officer)

/s/ Donald J. Abraham                  Director
------------------------------
      Donald J. Abraham


/s/ Stephen K. Carter                  Director
------------------------------
      Stephen K. Carter


/s/ Mark G. Edwards                    Director
------------------------------
       Mark G. Edwards


/s/ Marvin E. Jaffe                    Director
------------------------------
      Marvin E. Jaffe

                            ALLOS THERAPEUTICS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Accountants......................................   F-2
Balance Sheets.........................................................   F-3
Statements of Operations...............................................   F-4
Statements of Changes in Stockholders' Equity (Deficit)................   F-5
Statements of Cash Flows...............................................   F-6
Notes to Financial Statements..........................................   F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Allos Therapeutics, Inc.

     In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allos Therapeutics, Inc. (a company in the development stage) at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 and the cumulative period from September 1, 1992 (date of inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Broomfield, Colorado

February 9, 2001

                            ALLOS THERAPEUTICS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                                 DECEMBER 31,
                                                                                         ------------------------------
                                                                                             1999             2000
                                                                                         -------------    -------------

Current assets:
  Cash and cash equivalents ..........................................................   $   2,597,884    $   1,565,693
  Short-term investments .............................................................       6,877,303       60,211,791
  Prepaid expenses -- research .......................................................         223,117          134,777
  Prepaid expenses -- other ..........................................................          45,311           95,040
  Other assets .......................................................................         185,898            3,294
                                                                                         -------------    -------------
         Total current assets ........................................................       9,929,513       62,010,595
                                                                                         -------------    -------------
Long-term marketable securities ......................................................              --       23,905,763
Property and equipment (net of accumulated depreciation of $322,227 and $444,408,
respectively) ........................................................................         230,360          326,266
Other assets .........................................................................          45,641           16,530
                                                                                         -------------    -------------
         Total assets ................................................................   $  10,205,514    $  86,259,154
                                                                                         =============    =============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable -- related parties ................................................   $       8,087    $      97,889
  Accounts payable -- research .......................................................         768,592        2,043,246
  Accrued expenses -- trade ..........................................................          65,123          212,015
  Accrued compensation and employee benefits .........................................         224,379          426,052
  Current portion of capital lease obligations .......................................          79,042           61,506
                                                                                         -------------    -------------
         Total current liabilities ...................................................       1,145,223        2,840,708
Long-term portion of capital lease obligations .......................................          69,320            7,814
                                                                                         -------------    -------------
         Total liabilities ...........................................................       1,214,543        2,848,522

Commitments (Note 7)

Stockholders' equity:
  Convertible preferred stock, Series A: $0.001 par value; 5,000,000 shares and 0 shares authorized, issued and outstanding at December 31, 1999 and
    2000, respectively (liquidation value:
    $6,718,107 at December 31, 1999) .................................................           5,000               --
  Convertible preferred stock, Series B: $0.001 par value;
    5,050,000 shares and 0 shares authorized at December 31, 1999 and 2000, respectively; 5,032,500 and 0 shares issued and outstanding at December
    31, 1999 and 2000, respectively (liquidation value:
    $10,191,261 at December 31, 1999) ................................................           5,033               --
  Convertible preferred stock, Series C: $0.001 par value;
    16,610,000 and 0 shares authorized at December 31, 1999 and 2000, respectively; 15,255,786 and 0 shares issued and outstanding at December
    31, 1999 and 2000, respectively (liquidation value:
    $30,161,846 at December 31, 1999) ................................................          15,256               --
  Preferred Stock, $0.001 par value; 10,000,000 shares authorized at
    December 31, 2000, no shares issues or outstanding ...............................              --               --
  Common stock, $0.001 par value; 31,000,000 and 75,000,000 shares authorized at December 31, 1999 and 2000, respectively; 2,022,138 and
    22,954,876 shares issued and outstanding at December 31, 1999 and ................           2,022           22,955
    2000, respectively
Additional paid-in capital preferred stock ...........................................      49,873,495               --
Additional paid-in capital common stock ..............................................       7,020,291      156,602,391
Notes receivable -- related parties ..................................................        (139,687)              --
Accumulated deficit ..................................................................     (43,348,145)     (66,709,620)
Deferred compensation ................................................................      (4,442,294)      (6,505,094)
                                                                                         -------------    -------------

         Total stockholders' equity ..................................................       8,990,971       83,410,632
                                                                                         -------------    -------------

         Total liabilities and stockholders' equity ..................................   $  10,205,514    $  86,259,154
                                                                                         =============    =============

   The accompanying notes are an integral part of these financial statements.

                            ALLOS THERAPEUTICS, INC.

                            STATEMENTS OF OPERATIONS


                                                                                                  CUMULATIVE
                                                                                                  PERIOD FROM
                                                                                               SEPTEMBER 1, 1992
                                                                                              (DATE OF INCEPTION)
                                                             YEARS ENDED DECEMBER 31,               THROUGH
                                                 --------------------------------------------     DECEMBER 31,
                                                       1998            1999            2000           2000
                                                 ------------    ------------    ------------ -------------------
Operating expenses:
  Research and development ...................   $  5,941,523    $  7,836,281    $ 10,736,503    $ 33,682,390
  Clinical manufacturing .....................      1,767,707       1,381,722       3,200,548       8,365,381
  General and administrative .................      1,485,735       2,379,435      13,775,248      20,945,981
                                                 ------------    ------------    ------------    ------------
          Total operating expenses ...........      9,194,965      11,597,438      27,712,299      62,993,752
Loss from operations .........................     (9,194,965)    (11,597,438)    (27,712,299)    (62,993,752)
Interest and other income, net ...............        621,042         309,698       4,350,824       5,897,107
                                                 ------------    ------------    ------------    ------------
          Net loss ...........................     (8,573,923)    (11,287,740)    (23,361,475)    (57,096,645)
Dividend related to beneficial conversion
  feature of preferred stock .................             --      (9,612,975)             --      (9,612,975)
                                                 ------------    ------------    ------------    ------------
Net loss attributable to common
  stockholders ...............................   $ (8,573,923)   $(20,900,715)   $(23,361,475)   $(66,709,620)
                                                 ============    ============    ============    ============
Net loss per share:
  Basic and diluted ..........................   $      (4.38)   $     (10.48)   $      (1.29)
                                                 ============    ============    ============
  Weighted average shares -- basic and
     diluted .................................      1,959,071       1,994,764      18,058,802
                                                 ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                            ALLOS THERAPEUTICS, INC.

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                CONVERTIBLE                          NOTES
                                                        COMMON STOCK          PREFERRED STOCK        ADDITIONAL    RECEIVABLE
                                                     ------------------      ------------------        PAID-IN        FROM
                                                     SHARES      AMOUNT      SHARES      AMOUNT        CAPITAL    STOCKHOLDERS
                                                     ------      ------      ------      ------      ----------   ------------
Subscription receivable for common stock
 at $1.61 per share............................           --   $     90           --   $      --   $         --    $      --
                                                  ----------   --------   ----------   ---------   ------------    ---------

BALANCE AT DECEMBER 31, 1992...................           --         90           --          --             --           --
Subscription receivable for common stock
 at $1.61 per share............................           --         10           --          --             --           --
Issuance of common stock for
 subscription receivable.......................      992,000        892           --          --           (892)          --
Net loss.......................................           --         --           --          --             --           --
                                                  ----------   --------   ----------   ---------   ------------    ---------

BALANCE AT DECEMBER 31, 1993...................      992,000        992           --          --           (892)          --
Issuance of $.001 par value common stock
 in exchange for license agreement.............      248,000        248           --          --         39,752           --
Issuance of Series A convertible
 preferred stock ($.001 par value)
 together with Series A and Series B
 stock warrants at $1.00 per share.............           --         --      700,000         704        529,023           --
Issuance of Series A convertible
 preferred stock upon exercise of
 Series A warrants at $1.00 per
 share.........................................           --         --    1,300,000       1,300      1,298,700           --
Accretion to redemption value of
 preferred stock...............................           --         --           --          --         58,839           --
Net loss.......................................           --         --           --          --             --           --
                                                  ----------   --------   ----------   ---------   ------------    ---------

BALANCE AT DECEMBER 31, 1994...................    1,240,000      1,240    2,000,000       2,004      1,925,422           --
Issuance of Series A convertible
 preferred stock at $1.00 per share............           --         --    3,000,000       3,000      2,973,454           --
Accretion to redemption value of
 preferred stock...............................           --         --           --          --        229,837           --
Net loss.......................................           --         --           --          --             --           --
                                                  ----------   --------   ----------   ---------   ------------    ---------

BALANCE AT DECEMBER 31, 1995...................    1,240,000      1,240    5,000,000       5,004      5,128,713           --
Issuance of Series B convertible
 preferred stock at $1.60 per share,
 net of issuance costs.........................           --         --    5,032,500       5,033      7,992,705           --
Cancellation of Series B warrants
 previously issued with Series A...............           --         --           --          (4)             4           --
Cancellation of Series A redemption
 rights........................................           --         --           --          --       (288,676)          --
Issuance of common stock upon exercise
 of stock options for cash of $4,024
 and notes receivable of $90,000 at
 $0.16 per share...............................      582,950        583           --          --         93,441      (90,000)
Net loss.......................................           --         --           --          --             --           --
                                                  ----------   --------   ----------   ---------   ------------    ---------

BALANCE AT DECEMBER 31, 1996...................    1,822,950      1,823   10,032,500      10,033     12,926,187      (90,000)
Issuance of common stock upon exercise
 of stock options for cash of $20,288
 and notes receivable of $49,687 at
 $0.16-$0.40 per share.........................      175,770        176           --          --         69,799      (49,687)
Net loss.......................................           --         --           --          --             --           --
                                                  ----------   --------   ----------   ---------   ------------    ---------

BALANCE AT DECEMBER 31, 1997...................    1,998,720      1,999   10,032,500      10,033     12,995,986     (139,687)
Issuance of Series C convertible
 preferred stock at $1.81 per share,
 net of issuance costs.........................           --         --    9,944,750       9,945     17,937,102           --
Issuance of common stock upon exercise
 of stock options for cash of $3,464 at
 $0.16-$0.40 per share.........................       13,239         13           --          --          3,451           --
Net loss.......................................           --         --           --          --             --           --
                                                  ----------   --------   ----------   ---------   ------------    ---------

BALANCE AT DECEMBER 31, 1998...................    2,011,959      2,012   19,977,250      19,978     30,936,539     (139,687)
Issuance of Series C convertible
 preferred stock at $1.81 per share,
 net of issuance costs.........................           --         --    5,311,036       5,311      9,529,532           --
Issuance of common stock upon exercise
 of stock options for cash of $3,695 at
 $0.16-$0.56 per share.........................       10,179         10           --          --          3,685           --
Deferred compensation related to
 options.......................................           --         --           --          --      6,811,055           --
Beneficial conversion feature related to
 issuance of preferred stock...................           --         --           --          --      9,612,975           --
Net loss.......................................           --         --           --          --             --           --
                                                  ----------   --------   ----------   ---------   ------------    ---------

BALANCE AT DECEMBER 31, 1999...................    2,022,138      2,022   25,288,286      25,289     56,893,786     (139,687)
Issuance of 5,000,000 shares of common
 stock, net of issuance costs..................    5,000,000      5,000           --          --     82,764,396           --
Conversion of preferred stock to common
 stock upon IPO................................   15,678,737     15,679  (25,288,286)    (25,289)         9,610           --
Extinguishment of notes receivable.............           --         --           --          --             --      139,687
Issuance of common stock upon exercise
 of stock options for cash of $76,358 at
 $0.16 - $0.56 per share.......................      254,001        254           --          --         73,601           --
Deferred compensation related to options.......           --         --           --          --     16,860,998           --
Net loss.......................................           --         --           --          --             --           --
                                                  ----------   --------   ----------   ---------   ------------    ---------
BALANCE AT DECEMBER 31, 2000...................   22,954,876   $ 22,955           --   $      --   $156,602,391    $      --
                                                  ==========   ========   ==========   =========   ============    =========

                                                                                      TOTAL
                                                                                  STOCKHOLDERS'
                                                     ACCUMULATED    DEFERRED         EQUITY
                                                       DEFICIT    COMPENSATION      (DEFICIT)
                                                     -----------  -------------   -------------

Subscription receivable for common stock
 at $1.61 per share............................      $      --      $     --       $      90
                                                  ------------   -----------     -----------

BALANCE AT DECEMBER 31, 1992...................             --            --              90
Subscription receivable for common stock
 at $1.61 per share............................             --            --              10
Issuance of common stock for
 subscription receivable.......................             --            --              --
Net loss.......................................        (24,784)           --         (24,784)
                                                  ------------   -----------     -----------

BALANCE AT DECEMBER 31, 1993...................        (24,784)           --         (24,684)
Issuance of $.001 par value common stock
 in exchange for license agreement.............             --            --          40,000
Issuance of Series A convertible
 preferred stock ($.001 par value)
 together with Series A and Series B
 stock warrants at $1.00 per share.............             --            --         529,727
Issuance of Series A convertible
 preferred stock upon exercise of
 Series A warrants at $1.00 per
 share.........................................             --            --       1,300,000
Accretion to redemption value of
 preferred stock...............................        (58,839)           --              --
Net loss.......................................       (898,929)           --        (898,929)
                                                  ------------   -----------     -----------

BALANCE AT DECEMBER 31, 1994...................       (982,552)           --         946,114
Issuance of Series A convertible
 preferred stock at $1.00 per share............             --            --       2,976,454
Accretion to redemption value of
 preferred stock...............................       (229,837)           --              --
Net loss.......................................     (2,384,176)           --      (2,384,176)
                                                  ------------   -----------     -----------

BALANCE AT DECEMBER 31, 1995...................     (3,596,565)           --       1,538,392
Issuance of Series B convertible
 preferred stock at $1.60 per share,
 net of issuance costs.........................             --            --       7,997,738
Cancellation of Series B warrants
 previously issued with Series A...............             --            --              --
Cancellation of Series A redemption
 rights........................................        288,676            --              --
Issuance of common stock upon exercise
 of stock options for cash of $4,024
 and notes receivable of $90,000 at
 $0.16 per share...............................             --            --           4,024
Net loss.......................................     (4,053,027)           --      (4,053,027)
                                                  ------------   -----------     -----------

BALANCE AT DECEMBER 31, 1996...................     (7,360,916)           --       5,487,127
Issuance of common stock upon exercise
 of stock options for cash of $20,288
 and notes receivable of $49,687 at
 $0.16-$0.40 per share.........................             --            --          20,288
Net loss.......................................     (6,512,591)           --      (6,512,591)
                                                  ------------   -----------     -----------

BALANCE AT DECEMBER 31, 1997...................    (13,873,507)           --      (1,005,176)
Issuance of Series C convertible
 preferred stock at $1.81 per share,
 net of issuance costs.........................             --            --      17,947,047
Issuance of common stock upon exercise
 of stock options for cash of $3,464 at
 $0.16-$0.40 per share.........................             --            --           3,464
Net loss.......................................     (8,573,923)           --      (8,573,923)
                                                  ------------   -----------     -----------

BALANCE AT DECEMBER 31, 1998...................    (22,447,430)           --       8,371,412
Issuance of Series C convertible
 preferred stock at $1.81 per share,
 net of issuance costs.........................             --            --       9,534,843
Issuance of common stock upon exercise
 of stock options for cash of $3,695 at
 $0.16-$0.56 per share.........................             --            --           3,695
Deferred compensation related to
 options.......................................             --    (4,442,294)      2,368,761
Beneficial conversion feature related to
 issuance of preferred stock...................     (9,612,975)           --              --
Net loss.......................................    (11,287,740)           --     (11,287,740)
                                                  ------------   -----------     -----------

BALANCE AT DECEMBER 31, 1999...................    (43,348,145)   (4,442,294)      8,990,971
Issuance of 5,000,000 shares of common
stock,
 net of issuance costs.........................             --            --      82,769,396
Conversion of preferred stock to common
 stock upon IPO................................             --            --              --
Extinguishment of notes receivable.............             --            --         139,687
Issuance of common stock upon exercise
 of stock options for cash of $76,358 at
 $0.16 - $0.56 per share.......................             --            --          73,855
Deferred compensation related to options.......             --    (2,062,800)     14,798,198
Net loss.......................................    (23,361,475)           --     (23,361,475)
                                                  ------------   -----------     -----------
BALANCE AT DECEMBER 31, 2000...................   $(66,709,620   $(6,505,094)    $83,410,632
                                                  ============   ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                            ALLOS THERAPEUTICS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                                                                                       PERIOD FROM
                                                                                                                      SEPTEMBER 1,
                                                                                                                          1992
                                                                                                                        (DATE OF
                                                                                                                       INCEPTION)
                                                                                YEARS ENDED DECEMBER 31,                THROUGH
                                                                     ---------------------------------------------    DECEMBER 31,
                                                                          1998            1999            2000           2000
                                                                     -------------   -------------   -------------   -------------
Cash Flows From Operating Activities
  Net loss ........................................................  $  (8,573,923)  $ (11,287,740)  $ (23,361,475)  $ (57,096,645)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization .................................        101,118         146,413         122,181         474,203
    Stock-based compensation expense ..............................             --       2,368,761      14,888,198      17,256,959
    Other .........................................................         (2,823)             --              --          52,406
    Changes in operating assets and liabilities:
      Decrease (increase) in prepaids and other assets ............       (407,177)         61,794         250,326        (249,641)
      (Increase) decrease in interest receivable on short-term
         investments ..............................................        (80,682)        (13,810)     (1,472,798)     (1,567,290)
      Increase (decrease) in accounts payable -- research .........        303,390        (737,018)      1,274,655       2,043,247
      Increase (decrease) in accounts payable -- related parties ..        (51,865)       (108,929)         89,802          97,889
      Increase (decrease) in accounts payable -- trade ............        (15,320)        (45,523)        146,892         212,015
      Increase (decrease) in accrued compensation and employee
         benefits .................................................        (75,994)        113,664         201,673         426,052
                                                                     -------------   -------------   -------------   -------------
         Net cash used in operating activities ....................     (8,803,276)     (9,502,388)     (7,860,546)    (38,350,805)
                                                                     -------------   -------------   -------------   -------------

Cash Flows From Investing Activities
  Acquisition of property and equipment ...........................        (85,029)        (37,901)       (218,087)       (511,279)
  Purchases of short-term investments .............................    (21,450,298)    (11,713,177)    (97,994,487)   (145,931,665)
  Proceeds from maturities of short-term investments ..............     13,605,992      12,774,672      22,227,033      63,381,400
  Payments received on notes receivable ...........................             --              --          49,687          49,687
                                                                     -------------   -------------   -------------   -------------

         Net cash provided by (used in) investing activities ......     (7,929,335)      1,023,594     (75,935,854)    (83,011,857)
                                                                     -------------   -------------   -------------   -------------

Cash Flows From Financing Activities
  Principal payments under capital leases .........................        (84,524)       (118,406)        (79,042)       (352,768)
  Proceeds from sale leaseback ....................................         43,908              --              --         120,492
  Proceeds from stockholder loan ..................................             --              --              --          12,000
  Repayment of stockholder loan ...................................             --              --              --         (12,000)
  Proceeds from issuance of convertible preferred
    stock, net of issuance costs ..................................     17,947,047       9,534,843              --      40,285,809
  Proceeds from issuance of common stock ..........................          3,464           3,695      82,843,251      82,874,822
                                                                     -------------   -------------   -------------   -------------
         Net cash provided by (used in) financing activities ......     17,909,895       9,420,132      82,764,209     122,928,355
                                                                     -------------   -------------   -------------   -------------
Net increase (decrease) in cash ...................................      1,177,284         941,338      (1,032,191)      1,565,693
Cash and cash equivalents, beginning of period ....................        479,262       1,656,546       2,597,884              --
                                                                     -------------   -------------   -------------   -------------
Cash and cash equivalents, end of period ..........................  $   1,656,546   $   2,597,884   $   1,565,693   $   1,565,693
                                                                     =============   =============   =============   =============

Supplemental Schedule of Noncash Operating And Financing
Activities
Cash paid for interest ............................................             --              --         170,172         180,172
  Issuance of stock in exchange for license agreement .............             --              --              --          40,000
  Capital lease obligations incurred for purchase of
    property and equipment ........................................        197,334           2,105              --         422,088
  Issuance of stock in exchange for notes receivable ..............             --              --              --         139,687

   The accompanying notes are an integral part of these financial statements.

                            ALLOS THERAPEUTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS



1.   FORMATION AND BUSINESS OF THE COMPANY

     Allos Therapeutics, Inc. (the "Company") is a pharmaceutical company focused on developing and commercializing innovative small molecule drugs, initially for improving cancer treatments.

     The Company was incorporated in the Commonwealth of Virginia on September 1, 1992 as HemoTech Sciences, Inc. and filed amended Articles of Incorporation to change its name to Allos Therapeutics, Inc. on October 19, 1994. The Company reincorporated in Delaware on October 28, 1996.

     The Company's lead product candidate (RSR13) is a synthetic small molecule that increases the release of oxygen from hemoglobin, the oxygen carrying protein contained within red blood cells. The Company is currently conducting clinical trials for RSR13. Prior to commercial sales of the product, the Company must complete the clinical trials and receive the necessary Food and Drug Administration ("FDA") approval. Should the Company be unable to obtain the necessary FDA approvals, there could be a materially adverse effect on the Company's financial condition, operating results and cash flows.

     To date, the Company has devoted substantially all of its resources to research and clinical development. The Company has not derived any commercial revenues from product sales, and does not expect to receive product revenues for at least the next several years. The Company has incurred significant operating losses since its inception in 1992. The Company expects to continue to incur significant operating losses over the next several years as it continues to incur increasing research and development costs, in addition to costs related to clinical trials and manufacturing activities. There can be no assurance if or when the Company will become profitable. The Company's achieving profitability depends upon its ability, alone or with others, to successfully complete the development of its products, and obtain required regulatory clearances and successfully manufacture and market its products.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The Company has not generated any revenue to date and its activities have consisted primarily of developing products, raising capital and recruiting personnel. Accordingly, the Company is considered to be in the development stage at December 31, 2000 as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises.

     Certain amounts in the prior years have been reclassified to be consistent with current year presentation. These changes had no impact on previously reported results of operations or stockholders' equity.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of expenses during the reporting period. Actual results could differ materially from these estimates.

Cash and Cash Equivalents and Marketable Securities

     All highly liquid investments with a maturity of three months or less are considered to be cash equivalents. The carrying values of the Company's cash equivalents and short-term and long-term marketable securities approximate their market values based on quoted market prices. The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Short-term and long-term marketable securities are classified as held to maturity and are carried at cost plus accrued interest and consist of

                            ALLOS THERAPEUTICS, INC.

commercial paper, government obligations and corporate notes having maturities of longer than three months, held at financial institutions.

Prepaid Expenses -- Research

     In accordance with various research and development contracts, the Company is obligated to pay a portion of the fee upon execution. The asset balance is expensed as milestones within the contract are reached. In the event milestones within the contract are not reached, the Company evaluates whether events and circumstances have occurred that indicate impairment of remaining prepaid research expenses may be appropriate. Included in other assets at December 31, 1999 is $178,000 related to a settlement agreement reached with a third party for failure to achieve specified milestones; this amount was paid in 2000.

Property and Equipment

     The components of property and equipment are as follows:

                                                                     DECEMBER 31,
                                                            -----------------------------         ESTIMATED
                                                                1999             2000               LIVES
                                                            ------------     ------------       ------------
Office furniture and equipment .........................    $     15,598     $     70,305           5 years
Office furniture and equipment under capital leases ....         197,379          185,503         3.5 years
Computer hardware and software .........................          58,208          225,915           3 years
Computer hardware under capital leases .................         205,588          199,411         3.5 years
Lab equipment owned ....................................          31,670           45,396           5 years
Lab equipment under capital leases .....................          23,217           23,217         3.5 years

Leasehold improvements .................................          20,927           20,927         3-5 years
                                                            ------------     ------------
                                                                 552,587          770,674
Less accumulated depreciation and amortization .........        (322,227)        (444,408)
                                                            ------------     ------------
                                                            $    230,360     $    326,266
                                                            ============     ============

     Property and equipment is recorded at cost and is depreciated using the straight-line method over estimated useful lives. Property and equipment acquired under capital lease agreements are amortized using the straight-line method over the shorter of the estimated useful life or the related lease term. Accumulated amortization for leased equipment was $277,000 and $341,000 at December 31, 1999 and 2000, respectively.

Long-lived Assets

     The Company evaluates whether events and circumstances have occurred that indicate revision to the remaining useful life or impairment of remaining balances of long-lived assets may be appropriate. Such events and circumstances include, but are not limited to, change in business strategy or change in current and long-term projected operating performance. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flows from the lowest level of assets for which there are identifiable cash flows is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Stock-Based Compensation

     The Company accounts for grants of stock options according to Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees and related Interpretations. Proforma net loss information, as required by SFAS No. 123, Accounting for Stock-Based Compensation, is included in Note 4. Any deferred stock compensation calculated according to APB No. 25 is amortized over the vesting period of the individual options,

                            ALLOS THERAPEUTICS, INC.

generally four years, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans.

     In March 2000, the FASB issued Interpretation (FIN) No. 44 "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No.
25. FIN No. 44 clarifies the application of APB No. 25 for: (a) the definition of the employee for purposes of applying APB No. 25; (b) the criteria for determining whether a plan qualifies as a noncompensatory plan; (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 15, 2000. The adoption of the provisions of FIN No. 44 did not have a material impact on the Company's financial position or results of operations.

Research and Development

     Research and development expenditures are charged to operations as incurred.

Income Taxes

     Income taxes are accounted for under SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities at each year end and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

Concentration of Credit

     The Company's cash and cash equivalents and marketable securities at December 31, 1999 and 2000 are maintained in two financial institutions in amount that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in this area. It is the Company's practice to place its investments in high-quality securities.

Net Loss Per Share

     Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common stock, including options, non-vested common stock, convertible preferred stock and convertible preferred stock warrants. Diluted net loss per share for the years ended December 31, 1998, 1999 and 2000 is the same as basic net loss per share because potential common shares were anti-dilutive.

     Anti-dilutive securities as of December 31, 1998, 1999 and 2000 not included in the diluted net loss per share calculations, are as follows:

                                                1998            1999            2000
                                            ------------    ------------    ------------
Non-vested common stock ................          32,593           8,680             171
Common stock options ...................         448,260         822,120       1,859,903
Common stock warrants ..................              --              --          14,275
Convertible preferred stock ............      12,385,895      15,678,737              --
Convertible preferred stock warrants ...          14,275          31,402              --
                                            ------------    ------------    ------------
                                              12,881,023      16,540,939       1,874,349
                                            ============    ============    ============

                            ALLOS THERAPEUTICS, INC.

Comprehensive Income

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income includes all changes in equity during a period from non-owner sources. During each of the three years ended December 31, 2000 and for the cumulative period from inception, the Company has not had any significant transactions that are required to be reported as adjustments to determine comprehensive income.

Fair Value of Financial Instruments

     The Company's financial instruments include cash and cash equivalents, short-term investments, long-term marketable securities, prepaid expenses, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate their fair value due to their short maturities. Additionally, based upon the borrowing rates available to the Company for debt agreements with similar terms and average maturities, management believes the carrying amount of capital lease obligations approximates their fair value.

3.   MARKETABLE SECURITIES

     The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, investments that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity. The investments that the Company has deemed to be held-to-maturity include securities held in high grade commercial paper and corporate notes with maturities ranging from three months to two years, which total approximately $6,877,303 and $84,117,554 at December 31, 1999 and 2000, respectively.

4.   STOCKHOLDERS' EQUITY

COMMON STOCK

     On March 27, 2000, the SEC declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, the Company completed an Initial Public Offering ("IPO") of 5,000,000 shares of its common stock at an IPO price of $18.00 per share (the "Offering"). Proceeds to the Company from the Offering, after calculation of the underwriters' discount and commission, totaled approximately $82.8 million, net of offering costs of approximately $1 million. Concurrent with the closing of the IPO, all outstanding shares of the Company's convertible preferred stock were automatically converted into 15,678,737 shares of common stock.

    At December 31, 2000, the Company has reserved shares of common stock for future issuance as follows:

         1995 Stock Option Plan..............................    1,708,103
         2000 Stock Option Plan..............................      758,858
         Warrants............................................       14,275
                                                               -----------
         Total                                                   2,481,236
                                                               ===========

     Concurrent with the close of the Company's initial public offering, the Company's articles of incorporation were amended to authorize 10,000,000 shares of undesignated preferred stock, none of which are issued or outstanding. The Company's board of directors is authorized to fix the designation, powers, preferences, and rights of any such series. The Company's articles of incorporation were also amended to increase the authorized number of shares of common stock to 75,000,000 shares.

                            ALLOS THERAPEUTICS, INC.

WARRANTS

     In April 1996, the Company issued warrants to purchase 17,500 shares of the Company's Series B convertible preferred stock in conjunction with an equipment lease line at an exercise price of $1.60 per share that expire at the later of April 15, 2006, or five years from the effective date of an initial public offering. In May 1998, the Company issued warrants to purchase 5,524 shares of the Company's Series C convertible preferred stock in conjunction with an equipment lease with an exercise price of $1.81 per share that expire at the later of May 5, 2008, or five years from the effective date of an initial public offering. Upon completing the IPO, the Series B and Series C warrants were converted to purchase 10,850 shares at $2.58 and 3,425 shares at $2.92, respectively, of the Company's common stock.

STOCK OPTIONS

     During 1995, the Board of Directors terminated the 1992 Stock Plan (the "1992 Plan") and adopted the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan was amended and restated in 1997. Termination of the 1992 Plan had no effect on the options outstanding under that plan, as they were assumed under the 1995 Plan. Under the 1995 Plan, the Company may grant fixed and performance-based stock options and stock appreciation rights to officers, employees, consultants and directors. The stock options are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code, unless specifically designated as non-qualifying stock options or unless exceeding the applicable statutory limit.

     During 2000, concurrent with the Company's IPO, the Board suspended the 1995 option plan and adopted the 2000 Incentive Compensation Plan (the "2000 Plan"). The 2000 Plan provides for the granting of stock options similar to the terms of the 1995 Plan as described above. Any shares remaining for future option grants and any future cancellations of options from our 1995 Plan will be available for future grant under the 2000 Plan. Suspension of the 1995 Plan had no effect on the options outstanding under that plan.

     As of December 31, 2000, the Company had 607,058 shares of common stock available for grant under the 2000 Plan. The 1995 and 2000 Plans provide for appropriate adjustments in the number of shares reserved and granted options in the event of certain changes to the Company's outstanding common stock by reason of merger, recapitalization, stock split or other similar events. Options granted under the Plan may be exercised for a period of not more than ten years from the date of grant or any shorter period as determined by the Board of Directors. Options vest as determined by the Board of Directors, generally over a period of two to four years, subject to acceleration under certain events. The exercise price of any incentive stock option shall equal or exceed the fair market value per share on the date of grant, or 110% of the fair market value per share in the case of a 10% or greater stockholder.

     The Company has granted to selected officers and other key employees stock option awards whose vesting is contingent upon achieving specific criteria. The options will vest based upon meeting certain clinical milestones, finalizing a corporate partnership and/or co-licensing of an additional compound for development, and the earlier of the Company's stock trading at or above a certain level for a certain number of consecutive trading days prior to June 30, 2001, or seven years. If such criteria are not met, these options will become fully vested after 7 years from the date of grant. For the options described above, deferred stock-based compensation was recorded at the date of grant, representing the difference between the exercise price and the fair value of the Company's common stock on the date these options were granted, as both the number of shares and the option price were fixed. Deferred stock-based compensation is amortized over the predefined vesting period until it becomes probable that the performance goals will be met; at that time, the amortization of the remaining deferred stock-based compensation will be accelerated so as to be amortized over the period to the date the performance goal is expected to be reached.

     During the years ended December 31, 1999 and 2000, in connection with the grant of certain stock options to employees, the Company recorded deferred stock-based compensation of $9,272,011 representing the difference between the exercise price and the deemed fair value of the Company's common stock on the date these stock

                            ALLOS THERAPEUTICS, INC.

options were granted. Deferred compensation is included as a reduction of stockholders' equity and is being amortized in accordance with the accelerated method as described in FASB Interpretation No. 28 over the vesting periods of the related options, which is generally four years. During the year ended December 31, 2000, the Company recorded amortization of deferred stock compensation expense of $7,180,823 of which $2,286,597 related to R&D personnel, $4,663,238 related to G&A personnel and $230,987 related to clinical manufacturing personnel. At December 31, 2000, the Company had $6,505,094 of deferred compensation remaining to be amortized.

     Pro forma net loss and net loss per share information is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options and rights granted subsequent to December 31, 1994 under the fair value method. The fair value for these options and the purchase rights was estimated at the date of grant using the minimum value method with the following weighted-average assumptions for 1998, 1999, and 2000, respectively: risk free interest rates of between 4.25% and 10.37%; no dividend yield; and a weighted-average expected life of the options of 8.5 years. Based on calculations using a Black-Scholes-type minimum value option pricing model, the weighted-average fair value of options at grant date was $0.08, $6.77 and $6.76 for the years ended December 31, 1998, 1999 and 2000, respectively.

                                                                         YEARS ENDED
                                                                         DECEMBER 31,
                                                     ----------------------------------------------------
                                                          1998               1999               2000
                                                     --------------     --------------     --------------
Net loss attributable to common stockholders:
  As reported ...................................    $   (8,573,923)    $  (20,900,715)    $  (23,361,475)
                                                     ==============     ==============     ==============
  Pro forma .....................................    $   (8,583,501)    $  (20,925,607)    $  (24,008,494)
                                                     ==============     ==============     ==============
Net loss per share:
  As reported ...................................    $        (4.38)    $       (10.48)    $        (1.29)
                                                     ==============     ==============     ==============
  Pro forma .....................................    $        (4.38)    $       (10.49)    $        (1.33)
                                                     ==============     ==============     ==============

                            ALLOS THERAPEUTICS, INC.

     A summary of the Company's stock option activity, and related information follows:

                                                 INCENTIVE AND NON-INCENTIVE
                                                       STOCK OPTIONS
                                            -------------------------------------
                                                                 WEIGHTED AVERAGE
                                                 SHARES           EXERCISE PRICE
                                            ----------------     ----------------
                                             (IN THOUSANDS)
OUTSTANDING AT DECEMBER 31, 1997 .......                 544                  .31
  Granted ..............................                 262                  .56
  Exercised ............................                 (13)                 .25
  Canceled .............................                 (84)                 .40
                                            ----------------     ----------------
OUTSTANDING AT DECEMBER 31, 1998 .......                 709                  .39
  Granted ..............................                 584                  .56
  Exercised ............................                 (10)                 .37
  Canceled .............................                 (58)                 .39
                                            ----------------     ----------------
OUTSTANDING AT DECEMBER 31, 1999 .......               1,225                  .48
  Granted ..............................                 898                 4.14
  Exercised ............................                (254)                 .34
  Canceled .............................                  (9)                3.90
                                            ----------------     ----------------
OUTSTANDING AT DECEMBER 31, 2000 .......               1,860     $           2.25
                                            ================     ================
VESTED OPTIONS AT DECEMBER 31, 2000 ....                 599     $            .55
                                            ================     ================

     For the periods December 31, 1997, 1998 and 1999, options exercisable and weighted average exercise price are equal to options outstanding. As of December 31, 1997, 1998, 1999 and 2000 options vested were 237,223, 249,371, 592,206 and
599,134 respectively.

     An analysis of options outstanding at December 31, 2000 follows:

                                        WEIGHTED
                        OPTIONS          AVERAGE                             EXERCISABLE AS        WEIGHTED
                    OUTSTANDING AT      REMAINING           WEIGHTED               OF               AVERAGE
    RANGE OF         DECEMBER 31,      CONTRACTUAL          AVERAGE            DECEMBER 31,         EXERCISE
 EXERCISE PRICE          2000             LIFE           EXERCISE PRICE           2000               PRICE
 --------------     --------------    ------------       --------------     ----------------    --------------
  $0.00-$ 1.38             966,522             7.8       $         0.51              580,535    $         0.49
  $1.39-$ 5.50             691,981             9.0                 2.42               18,600              2.42
  $5.51-$ 9.62             123,100             9.7                 8.31                    0              0.00
  $9.63-$13.75              78,300             9.5                12.62                    0              0.00
                      ------------    ------------       --------------     ----------------    --------------
                         1,859,903             8.5       $         2.25              599,135    $         0.55
                      ============    ============       ==============     ================    ==============

5.   INCOME TAXES

     As stated in Note 2, the Company changed its tax status from an S-Corporation to a C-Corporation as of January 1, 1994. Since that time, no income tax provision or benefit has been recognized due to the Company incurring net operating losses and other tax benefits that have been fully offset by a valuation allowance.

                            ALLOS THERAPEUTICS, INC.

     Income taxes computed using the federal statutory income tax rate differs from the Company's effective tax primarily due to the following:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                      ----------------------------------
                                                         1998        1999         2000
                                                      ----------  ----------  ----------
Federal income tax benefit at 35% ................    $   (2,915) $   (3,838) $   (8,176)
State income tax, net of federal benefit .........          (343)       (452)       (254)
Stock-based compensation amortization expense ....            --         924       4,966
Change in valuation allowance ....................         3,406       3,645       4,675
Other ............................................          (148)       (279)     (1,211)
                                                      ----------  ----------  ----------
          Benefit for income taxes ...............    $       --  $       --  $       --
                                                      ==========  ==========  ==========

     The components of the Company's deferred tax assets under SFAS 109 are as follows:

                                                                 DECEMBER 31,
                                                      ---------------------------------
                                                           1999               2000
                                                      --------------     --------------
Deferred tax assets:
  Temporary differences ............................  $       64,100     $      299,600
  Research and development credit carryforwards ....       2,120,300          2,625,000
  Net operating loss carryforwards .................      10,259,300         14,194,000
                                                      --------------     --------------
                  Total deferred tax assets ......        12,443,700         17,118,600
  Valuation allowance ..............................     (12,443,700)       (17,118,600)
                                                      --------------     --------------
  Net deferred tax assets ..........................  $           --     $           --
                                                      ==============     ==============

     The Company's deferred tax assets represent unrecognized future tax benefit. A valuation allowance has been established for the entire tax benefit as the Company believes that it is more likely than not that such assets will not be realized.

     At December 31, 2000, the Company has approximately $37 million of net operating loss ("NOL") carryforwards and approximately $3 million of research and development ("R&D") credit carryforwards. These carryforwards will expire beginning 2009. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the NOL and R&D credit carryforwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A greater than 50% change in ownership of a company within a three-year period results in an annual limitation on the Company's ability to utilize its NOL and R&D credit carryforwards from tax periods prior to the ownership change. The Company's NOL and R&D credit carryforwards as of December 31, 2000 are subject to annual limitation due to changes in ownership. Future ownership changes could further limit the utilization of the Company's NOL and R&D credit carryforwards.

6.   EMPLOYEE BENEFIT PLAN

     The Company maintains a defined contribution plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The Company did not provide for a match in 1998, but amended the Plan documents on January 1, 1999 to provide a 50% match of employees' contributions up to $2,000 per employee per year. During 2000, the Company made a contribution of $55,842.

7.   COMMITMENTS

     The Company leases office and research and development facilities as well as certain office and lab equipment under agreements that expire at various dates through 2002. Total rent expense in 1998, 1999 and 2000 and the cumulative period from inception was $140,192, $179,792, $207,389 and $719,461, respectively.

                            ALLOS THERAPEUTICS, INC.

     The Company entered into an equipment lease line in 1996, which provided for additional draws through September 30, 1997. The original lease line was $350,000, and the Company utilized $222,650 of the line before the funding period expired. In May 1998, the Company entered into another equipment lease line with a term of 42 months. This lease line provided for draws through September 30, 1999. The original lease line was $250,000 of which $199,439 had been utilized before the financing period expired. Under the terms of both master lease agreements, the Company has the option to purchase the leased equipment at its fair market value at the end of the lease term.

     The aggregate future minimum rental commitments as of December 31, 2000, for capital and noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

                                                       OPERATING         CAPITAL
                                                         LEASES           LEASES
                                                      ------------     ------------
Year Ending December 31:
  2001 ...........................................    $    214,260     $     64,745
  2002 ...........................................         128,102            7,901
  2003 ...........................................          57,969               --
  2004 ...........................................          59,471               --
  2005 ...........................................           4,874               --
                                                      ------------     ------------
Minimum lease payments ...........................    $    464,676           72,646
                                                      ============
Less amount representing interest ................                           (3,326)
                                                                       ------------
Present value of future minimum lease payments ...                           69,320
Less portion due within one year .................                          (61,506)
                                                                       ------------
                                                                       $      7,814
                                                                       ============

8.   ROYALTY AND LICENSE FEE COMMITMENTS

     On January 14, 1994, the Company entered into a license agreement with the Center for Innovative Technology ("CIT"), under which CIT grants to the Company an exclusive, worldwide license to practice, develop and use its technology and licensed patent rights to develop and market the Company's products. In exchange for the license agreement, the Company paid CIT $50,000 in cash and issued 248,000 shares of its common stock valued at $0.16 per share. The license agreement will remain in effect until the last U.S. patent expires or, if no U.S. patent is granted, the license will expire on December 31, 2009. Under the license agreement, the Company will be required to pay a royalty based on percentages, as defined in the agreement, of either net revenues arising from sales of products produced in and outside of Virginia. Quarterly royalty payments are due within 30 days from the end of each calendar quarter. The terms of the agreement also require the Company to reimburse CIT for all costs related to obtaining and maintaining patents on the technology. As of December 31, 2000, no royalty payments have been incurred.

     In addition, the CIT license agreement requires the Company to sponsor research at Virginia Commonwealth University ("VCU"). As of December 31, 2000, the Company entered into sponsored research agreements with VCU which extend through August 31, 2001. The Company has an aggregate commitment under the agreement to pay VCU $473,311.

9.   RELATED PARTY TRANSACTIONS

     In December 1994, the Company renegotiated a consulting agreement for scientific advisory services with Dr. Marvin Jaffe, a director of the Company. Under the agreement, which is renewable annually upon mutual consent, the Company will pay Dr. Jaffe consulting fees at $2,000 per month. For 1998, 1999 and 2000 and the cumulative period from inception, the Company paid Dr. Jaffe consulting fees of $24,000, $24,000, $24,000 and $185,017, respectively. Of these amounts, $2,000 was included in accounts payable at December 31, 1999 and 2000. In addition, the Company granted Dr. Jaffe stock options to purchase a total of 55,800 shares of the Company's common stock at $0.16 to $2.42 per share under its Stock Option Plans in 1994, 1995, 1997 and 2000.

                            ALLOS THERAPEUTICS, INC.

     In July 1997, the Company entered into a consulting agreement for scientific advisory services with Dr. Stephen K. Carter, a director of the Company. Under the three-year agreement, which is renewable annually upon mutual consent, the Company will pay Dr. Carter consulting fees at $2,000 per month. For 1998, 1999 and 2000 and the cumulative period, the Company paid Dr. Carter consulting fees of $18,000, $24,000, $24,000 and $74,000, respectively. Of these amounts, $2,000 was included in accounts payable only at December 31, 1999. In addition, the Company granted Dr. Carter stock options to purchase a total of 34,100 shares of the Company's common stock at $0.40 to $2.42 per share under its Stock Option Plan in 1997 and 2000.

     The Company entered into several research and development contracts during 1996. Under these contracts, Donald J. Abraham, Ph.D., director, and Beverly A. Teicher, Ph.D., former member of the Company's disbanded Scientific Advisory Board, acted as Principal Investigators for the contracts with VCU and the Dana-Farber Cancer Institute, Inc., respectively. During 1998 and 1999, services provided under these contracts totaled $642,705, and $498,335 respectively, of which $112,923 was included in accounts payable at December 31, 1998. During 2000, services provided under these contracts totaled $487,557, of which $95,889 was included in accounts payable at December 31, 2000.

     In March 1996, the Company obtained recourse notes receivable (the "1996 Notes") from two officers in the amount of $90,000 upon the officers' exercise of 558,000 stock options. The notes accrued interest at 8% annually with interest and principal originally due March 1998. In December 1997, the maturity dates for the 1996 Notes were extended by two years and extended by an additional year in January 2000. In March 2000, the 1996 Notes were forgiven. In connection therewith, the Company recorded $7,617,000 in stock compensation expense for the quarter ended March 31, 2000 based on the difference between the fair market value of the underlying common stock and option exercise prices. This expense was allocated as $2,200,000 related to research and development and $5,417,000 related to general and administrative.

     In December 1997, the Company obtained additional notes receivable (the "1997 Notes") from these officers in the amount of $49,687 upon the officers' exercise of stock options to acquire 123,225 shares. These notes accrued interest at 6% annually with interest and principal originally due December 1999. The maturity dates for the 1997 Notes were extended by one year in January 2000. The Company treated the underlying stock options as variable awards and recorded $815,000 of stock compensation expense during 1999 based on the difference between the fair market value of the underlying common stock and option exercise prices. The 1997 Notes were repaid during the fourth quarter of 2000.

10.  SUBSEQUENT EVENT

     During February 2001, the Company signed a building lease agreement to rent additional space of 2,680 square feet and to extend the term of the lease for a portion of the existing space to January 31, 2002. This Amendment resulted in additional rent expense to be incurred of $69,836.

                            ALLOS THERAPEUTICS, INC.

11.  QUARTERLY INFORMATION (UNAUDITED)

     The results of operations on a quarterly basis were as follows:

                                         December 31,    September 30,      June 30,       March 31,      December 31,
                                             2000            2000             2000            2000            1999
                                         ------------    ------------    ------------    ------------    ------------

Operating Expenses:
   Research & Development                $  2,832,232    $  2,024,245    $  2,033,409    $  3,846,617    $  2,494,902
   Clinical Manufacturing                   1,095,178         958,526         801,866         344,978         512,299
   General & Administrative                 2,310,592       2,103,630       1,960,520       7,400,506       1,173,048
                                         ------------    ------------    ------------    ------------    ------------
         Total Operating Expenses           6,238,002       5,086,401       4,795,795      11,592,101       4,180,249
Loss from Operations                       (6,238,002)     (5,086,401)     (4,795,795)    (11,592,101)     (4,180,249)
Interest and other income, net              1,286,354       1,482,687       1,466,430         115,353         120,211
                                         ------------    ------------    ------------    ------------    ------------
        Net loss                           (4,951,648)     (3,603,714)     (3,329,365)    (11,476,748)     (4,060,038)
Dividend related to beneficial
  conversion feature of preferred stock            --              --              --              --      (9,612,975)
                                         ------------    ------------    ------------    ------------    ------------
Net loss attributable to common
  stockholders                             (4,951,648)     (3,603,714)     (3,329,365)    (11,476,748)    (13,673,013)
Net loss per share:
  Basic and diluted                      $      (0.22)   $      (0.16)   $      (0.15)   $      (3.51)   $      (6.80)
                                         ============    ============    ============    ============    ============
 Weighted average shares - basic &
    Diluted                                22,950,446      22,871,795      22,837,154       3,270,720       2,010,310
                                         ============    ============    ============    ============    ============


                                           September 30,      June 30,        March 31,
                                                1999            1999            1999
                                           -------------    ------------    ------------

Operating Expenses:
   Research & Development                  $    962,396    $  2,401,676    $  1,977,307
   Clinical Manufacturing                       193,092         268,157         408,174
   General & Administrative                     418,165         360,455         427,767
                                           ------------    ------------    ------------
         Total Operating Expenses             1,573,653       3,030,288       2,813,248
Loss from Operations                         (1,573,653)     (3,030,288)     (2,813,248)
Interest and other income, net                   34,009          60,382          95,096
                                           ------------    ------------    ------------
        Net loss                             (1,539,644)     (2,969,906)     (2,718,152)
Dividend related to beneficial
  conversion feature of preferred stock              --              --              --
                                           ------------    ------------    ------------
Net loss attributable to common
  stockholders                               (1,539,644)     (2,969,906)     (2,718,152)
Net loss per share:
  Basic and diluted                        $      (0.77)   $      (1.49)   $      (1.37)
                                           ============    ============    ============
 Weighted average shares - basic &
    Diluted                                   1,997,306       1,989,347       1,981,753
                                           ============    ============    ============

                               INDEX TO EXHIBITS
                               -----------------

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

 3.01(1)            Certificate of Incorporation, as amended to date.

 3.02(1) Form of Amended and Restated Certificate of Incorporation filed upon closing of the initial public offering.

 3.03(1)            Bylaws, as amended to date.

 3.04(1) Form of Bylaws adopted upon closing of the initial public offering.

10.01(1) Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.02(1) Hemotech and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative
                    Technology dated January 12, 1994.

10.03(1)            Amendment to Allos Therapeutics, Inc. and CIT Amended and
                    Restated Allosteric Modifiers of Hemoglobin Agreement with
                    Center for Innovative Technology dated January 17, 1995.

10.04(1)            Amendment to Allos Therapeutics, Inc. and CIT Amended and
                    Restated Allosteric Modifiers of Hemoglobin Agreement with
                    Center for Innovative Technology dated March 12, 1996.

10.05(1)            Assignment and Assumption Agreement with Amendment with
                    Center for Innovative Technology and Virginia Commonwealth
                    University Intellectual Property Foundation dated July 28,
                    1997.

10.06(1)            Exercise of Option to Nonheme Protein License Agreement with
                    VCU-Intellectual Property Foundation dated March 23, 1998.

10.07(1)            Warrant Agreement to purchase shares of Series B Preferred
                    Stock with Comdisco, Inc. dated April 15, 1996.

10.08(1)            Warrant Agreement to purchase shares of Series C Preferred
                    Stock with Comdisco, Inc. dated May 5, 1998.

10.09(1)            Allos Therapeutics, Inc. Series C Convertible Preferred
                    Stock Purchase Agreement dated October 4, 1999.

10.10(1)            Allos Therapeutics, Inc. Fourth Amended and Restated
                    Stockholder Rights Agreement dated October 4, 1999.

10.11(1) Allos Therapeutics, Inc. 1995 Stock Option Plan, as amended to date.

10.12(1)            Office Lease with Denver Jack Limited Partnership dated
                    October 30, 1995.

10.13(1)            First Amendment to 7000 Broadway Building Office Lease with
                    Denver Jack Limited Partnership dated October 30, 1995.

10.14(1)            Second Amendment to 7000 Broadway Building Office Lease with
                    Denver Jack Limited Partnership dated June 7, 1996.

10.15(1)            Third Amendment to 7000 Broadway Building Office Lease with
                    Denver Jack Limited Partnership dated March 26, 1998.

10.16(1)            Fourth Amendment to 7000 Broadway Building Office Lease with
                    Denver Jack Limited Partnership dated June 29, 1998.

10.17(1)            Lease Agreement with Virginia Biotechnology Research Park
                    Authority dated July 28, 1999.

10.18(1) Term Sheet for Contract API Supply between Allos and Hovione dated March 25, 1999.

10.19(1) Confirmatory letter agreement with Hovione Inter Limited dated January 13, 2000.

10.20(1)            Development and Investigational Supply Proposal between
                    Taylor Pharmaceuticals and Allos Therapeutics, Inc. dated
                    December 30, 1998.

10.21               Employment Agreement between Dr. Hoffman and Allos
                    Therapeutics, Inc. dated January 17, 2001.

10.22               Employment Agreement between Dr. Gerber and Allos
                    Therapeutics, Inc. dated January 17, 2001.

10.23               Employment Agreement between Michael E. Hart and Allos
                    Therapeutics, Inc. dated January 17, 2001.

10.24               Allos Therapeutics, Inc. Severance Benefit Plan, effective
                    January 16, 2001, and related benefit schedule thereto.

10.25               Fifth Amendment to 7000 Broadway Building Office Lease with
                    7K Broadway, LLC (as successor in interest to Denver Jack
                    Limited Partnership) dated January 18, 2001.

10.26 Allos Therapeutics, Inc. 2001 Employee Stock Purchase Plan and form of Offering.

23.01               Consent of PricewaterhouseCoopers LLP, Independent
                    Accountants.

24.01               Power of Attorney (see page 28 herein)

----------

(1) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-95439) and amendments thereto, declared effective March 27, 2000