Form 10-Q
period 2001-03-31
ALLOS THERAPEUTICS
filed 2001-05-03
CIK 1097264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
---    For the quarterly period ended March 31, 2001

       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
---    For the transition period from             to          .
                                      -----------    ---------


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

Yes  [X]      No  [ ]

     As of March 31, 2001, there were 22,957,251 shares of the Registrant's Common Stock outstanding, par value $0.001 per share.


            This quarterly report on Form 10-Q consists of 12 pages.

                            ALLOS THERAPEUTICS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                              PAGE
                                                                                             NUMBER
                                                                                             ------
PART I.  Financial Information

     ITEM 1.      Financial Statements........................................................  3

                  Balance Sheets  --
                      as of March 31, 2001 (unaudited) and December 31, 2000..................  3

                  Statements of Operations (unaudited) --
                      for the three months ended March 31, 2001 and 2000 and the period from inception (September 1, 1992) through March 31, 2001....................  4

                  Statements of Cash Flows (unaudited) --
                      for the three months ended March 31, 2001 and 2000 and the period from inception (September 1, 1992) through March 31, 2001....................  5

                  Notes to Financial Statements (unaudited)...................................  6

     ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations..................................................................  7

PART II.  Other Information................................................................... 11

     ITEM 1.      Legal Proceedings........................................................... 11

     ITEM 2.      Changes in Securities and Use of Proceeds................................... 11

     ITEM 3.      Defaults Upon Senior Securities............................................. 11

     ITEM 4.      Submission of Matters to a Vote of Security Holders......................... 11

     ITEM 5.      Other Information........................................................... 11

     ITEM 6.      Exhibits and Reports on Form 8-K............................................ 11

SIGNATURES.................................................................................... 12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ALLOS THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                                    MARCH 31,       DECEMBER 31,
                                    ASSETS                                            2001             2000
                                                                                  -------------    -------------
                                                                                   (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                      $     783,376    $   1,565,693
   Short-term investments                                                            56,907,445       60,211,791
   Prepaid expenses - research                                                          273,737          134,777
   Prepaid expenses - other                                                              34,425           95,040
   Other assets                                                                           5,710            3,294
                                                                                  -------------    -------------
          Total current assets                                                       58,004,693       62,010,595
                                                                                  -------------    -------------
Long-term marketable securities                                                      24,741,782       23,905,763
Property and equipment (net of accumulated depreciation of $485,714 and
      $444,408, respectively)                                                           364,519          326,266
Other assets                                                                             16,530           16,530
                                                                                  -------------    -------------
          Total assets                                                            $  83,127,524    $  86,259,154
                                                                                  =============    =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable - related parties                                             $      64,809    $      97,889
   Accrued expenses - research                                                        2,438,639        2,043,246
   Accounts payable - trade                                                             287,583          212,015
   Accrued compensation and employee benefits                                           297,808          426,052
   Current portion of capital lease obligations                                          53,141           61,506
                                                                                  -------------    -------------
          Total current liabilities                                                   3,141,980        2,840,708
Long-term portion of capital lease obligations                                              281            7,814
                                                                                  -------------    -------------
          Total liabilities                                                           3,142,261        2,848,522

Stockholders' equity:
   Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31,
     2001, no shares issued or outstanding                                                   --               --
   Common stock, $0.001 par value; 75,000,000 shares authorized at March 31,
     2001 and December 31, 2000; 22,957,251 and 22,954,876 shares issued and
     outstanding at March 31, 2001 and December 31, 2000, respectively                   22,957           22,955
Additional paid-in capital common stock                                             156,677,093      156,602,391
Accumulated deficit                                                                 (71,088,512)     (66,709,620)
Deferred compensation related to grant of options                                    (5,626,275)      (6,505,094)
                                                                                  -------------    -------------
          Total stockholders' equity                                                 79,985,263       83,410,632
                                                                                  -------------    -------------
               Total liabilities and stockholders' equity                         $  83,127,524    $  86,259,154
                                                                                  =============    =============


   The accompanying notes are an integral part of these financial statements.

                            ALLOS THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               CUMULATIVE
                                                                               PERIOD FROM
                                                                               SEPTEMBER 1,
                                                                              1992 (DATE OF
                                                    THREE MONTHS ENDED          INCEPTION)
                                                         MARCH 31,               THROUGH
                                               ----------------------------      MARCH 31,
                                                   2001            2000            2001
                                               ------------    ------------   -------------
Operating expenses:
      Research and development                 $  2,781,784    $  3,846,617    $ 36,464,174
      Clinical manufacturing                      1,014,829         344,978       9,380,210
      General and administrative                  2,135,434       7,400,506      23,081,415
                                               ------------    ------------    ------------

          Total operating expenses                5,932,047      11,592,101      68,925,799

Loss from operations                             (5,932,047)    (11,592,101)    (68,925,799)
Interest and other income, net                    1,553,155         115,353       7,450,262
                                               ------------    ------------    ------------

            Net loss                             (4,378,892)    (11,476,748)    (61,475,537)

Dividend related to beneficial conversion
  feature of preferred stock                             --              --      (9,612,975)
                                               ------------    ------------    ------------

Net loss attributable to common stockholders   $ (4,378,892)   $(11,476,748)   $(71,088,512)
                                               ============    ============    ============

Net loss per common share:
      Basic and diluted                        $      (0.19)   $      (3.51)
                                               ============    ============

      Weighted average common shares - basic
        and diluted                              22,959,975       3,270,720
                                               ============    ============


   The accompanying notes are an integral part of these financial statements.

                            ALLOS THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        CUMULATIVE PERIOD
                                                                                         FROM SEPTEMBER 1,
                                                              THREE MONTHS ENDED          1992 (DATE OF
                                                                   MARCH 31,            INCEPTION) THROUGH
                                                         ------------------------------      MARCH 31,
                                                              2001            2000             2001
                                                         -------------    ------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $  (4,378,892)   $ (11,476,748)   $ (61,475,537)
Adjustments to reconcile net loss to net cash used in
   operating activities:
Depreciation and amortization                                   41,306           32,086          515,509
Stock-based compensation expense                               952,475        9,625,110       18,209,434
Other                                                               --               --           52,406
Changes in operating assets and liabilities:
    (Increase) in prepaids and other assets                    (80,762)        (412,768)        (330,403)
    (Increase) in interest receivable on short-term
        investments                                           (135,670)        (180,912)      (1,702,960)
    Increase (decrease) in accounts payable - related
        parties                                                395,393           (3,245)       2,438,640
    Increase (decrease) in accrued expenses - research         (33,080)         (64,916)          64,809
    Increase in accounts payable - trade                        75,568          894,815          287,583
    Increase (decrease) in accrued compensation and
        employee benefits                                     (128,244)         (86,314)         297,808
                                                         -------------    -------------    -------------
          Net cash used in operating activities             (3,291,906)      (1,672,892)     (41,642,711)
                                                         -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                          (79,559)         (18,209)        (590,838)
Purchase of marketable securities                          (15,190,761)     (20,447,522)    (161,122,426)
Proceeds from maturities of marketable securities           17,794,759        2,932,250       81,176,159
Payments received on notes receivable                               --               --           49,687
                                                         -------------    -------------    -------------
          Net cash provided by (used in) investing
              activities                                     2,524,439      (17,533,481)     (80,487,418)
                                                         -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases                        (15,898)         (23,145)        (368,666)
Proceeds from sale leaseback                                        --               --          120,492
Proceeds from stockholder loan                                      --               --           12,000
Repayment of stockholder loan                                       --               --          (12,000)
Proceeds from issuance of convertible preferred
    stock, net of issuance costs                                    --           (2,503)      40,285,809
Proceeds from issuance of common stock, net of
    issuance costs                                               1,048       82,752,393       82,875,870

                                                         -------------    -------------    -------------
          Net cash provided by (used in) financing
              activities                                       (14,850)      82,726,745      122,913,505
                                                         -------------    -------------    -------------

Net increase (decrease) in cash                               (782,317)      63,520,372          783,376
Cash and cash equivalents, beginning of period               1,565,693        2,597,884               --
                                                         -------------    -------------    -------------

Cash and cash equivalents, end of period                 $     783,376    $  66,118,256    $     783,376
                                                         =============    =============    =============

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING
    AND FINANCING ACTIVITIES
Cash paid for interest                                         190,761               --          370,933
Issuance of stock in exchange for license agreement                 --               --           40,000
Capital lease obligations incurred for acquisition of
    property and equipment                                          --               --          422,088
Issuance of stock in exchange for notes receivable                  --               --          139,687


   The accompanying notes are an integral part of these financial statements.

                            ALLOS THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION


     The accompanying unaudited financial statements of Allos Therapeutics, Inc., referred to herein as we, us or our, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included herein have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with generally accepted accounting principles in the United States of America. The results for the three-month period ended March 31, 2001 are not necessarily indicative of the results expected for the full fiscal year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000. Stockholders are encouraged to review the Form 10-K for a broader discussion of our business and the opportunities and risks inherent in such business.

2.   REVENUE RECOGNITION

     We have not generated any revenue to date and our activities have consisted primarily of developing products, raising capital and recruiting personnel. Accordingly, we are considered to be in the development stage at March 31, 2001 as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises".

3.   NET LOSS PER COMMON SHARE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "could," "should" and "continue" or similar words. Actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in the discussion below and those described in the "Risk Factors" discussion of our Annual Report on Form 10-K for the year ended December 21, 2000 filed with the Securities and Exchange Commission. As a result, you should not place undue reliance on these forward-looking statements. We do not intend to update or revise these forward-looking statements to reflect future events or developments.

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

     To date, we have devoted substantially all of our resources to research and clinical development. We have not derived any commercial revenues from product sales, and we do not expect to generate product revenues for at least the next several years. We have incurred significant operating losses since our inception in 1992 and, as of March 31, 2001, had an accumulated deficit of $71,088,512. There can be no assurance if or when we will become profitable. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing research and development costs, in addition to costs related to clinical trials and manufacturing activities. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be significant. Achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our product candidates, obtain required regulatory clearances and successfully manufacture and market our future products.

RESULTS OF OPERATIONS

Expenses

  Research and Development

     Research and development expenses were $2,782,000 for the three months ended March 31, 2001 compared to $3,847,000 for the three months ended March 31, 2000, which represents a $1,065,000, or 28% decrease. Excluding the impact of non-cash charges (see "Non-cash Charges" below for discussion of deferred stock compensation expense and stock compensation expense allocated to research and development), research and development expenses increased $1,472,000, or 142%. This increase was primarily due to higher clinical trial costs resulting from the commencement of our Phase III oncology study and increased non-clinical studies and personnel costs to support the Phase III trial.

  Clinical Manufacturing

     Clinical manufacturing expenses include the cost of manufacturing RSR13 for use in clinical trials and costs associated with the scale-up of manufacturing to support commercial requirements. Clinical manufacturing expenses were $1,015,000 for the three months ended March 31, 2001 compared to $345,000 for the three months ended March 31, 2000, which represents a $670,000 or 194% increase. The increase is attributable to higher RSR13 requirements resulting from our Phase III oncology trial and optimizing manufacturing processes.

  General and Administrative

     General and administrative expenses were $2,135,000 for the three months ended March 31, 2001, compared to $7,401,000 for the three months ended March 31, 2000. Excluding the impact of non-cash charges (see "Non-cash Charges" below for discussion of deferred stock compensation expense and stock compensation expense allocated to general and administrative), general and administrative expenses increased $897,000, or 151%. This increase was a result of an increase in headcount and additional expenses associated with operating as a public company.

  Non-cash Charges

     For the three months ended March 31, 2001 and 2000, we recorded amortization of deferred stock compensation of $952,000 and $1,918,000, respectively. The compensation charge resulted from granting certain options to employees prior to our March 2000 initial public offering with exercise prices below the fair market value of our common stock on their respective grant dates. Of the $952,000 recorded for the three months ended March 31, 2001, $645,000 related to general and administrative, $269,000 related to research and development and the remaining $38,000 related to clinical manufacturing. Of the $1,918,000 recorded for the quarter ended March 31, 2000, $1,306,000 related to general and administrative, $571,000 related to research and development and the remaining $41,000 related to clinical manufacturing.

     In the first quarter of 2000, we recorded $7,617,000 in stock compensation expense in connection with the forgiveness of the 1996 Notes (as defined below). Of this amount, $5,417,000 related to general and administrative and the remaining $2,200,000 related to research and development. This compensation charge was a result of obtaining recourse notes receivable in March 1996 (the "1996 Notes") from two officers in the amount of $90,000 upon the officers' exercise of 558,000 stock options. The 1996 Notes accrued interest at 8% annually with interest and principal originally due March 1998. In December 1997, the maturity dates for the 1996 Notes were extended by two years and extended by an additional year in January 2000. Upon forgiveness of the notes in March 2000, we recorded stock compensation expense based upon the difference between the fair market value of the underlying common stock and option exercise price. In addition we recorded $120,000 of compensation expense due to the extinguishment of the notes. Of this amount, $35,000 related to research and development and the remaining $85,000 related to general and administrative.

  Interest and Other Income, Net

     Interest income, net of interest expense, was $1,553,000 and $115,000 for the three months ended March 31, 2001 and 2000, respectively, representing an increase of $1,438,000, or 1,250%.

This increase was primarily a result of increased average investment balances and higher yields on U.S. government securities, high-grade commercial paper and notes, and money market funds held by us.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal source of working capital has been private and public equity financings as well as grant revenues and interest income.

     As of March 31, 2001, we had approximately $82,433,000 in cash, cash equivalents and investments. Net cash used in operating activities of $3,292,000 during the three months ended March 31, 2001 resulted primarily from the net loss for the period and a reduction in working capital. Net cash used in operating activities of $1,673,000 during the three months ended March 31, 2000 resulted primarily from the net loss for the period and an increase in deposits for future manufacturing runs of bulk drug substance.

     Net cash provided by investing activities of $2,524,000 for the three months ended March 31, 2001, consisted primarily of proceeds from maturities of investments, net of purchases. Net cash used in investing activities of $17,553,000 for the three months ended March 31, 2000, consisted primarily of purchases of investments, net of proceeds.

     Net cash used in financing activities of $15,000 for the three months ended March 31, 2001, primarily resulted from payments under our capital lease obligations. Net cash provided by financing activities of $82,727,000 for the three months ended March 31, 2000, primarily resulted from the sale of common stock which was offset by payments under our capital lease obligations.

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

MARKET RISK

     Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as held-to-maturity and are therefore subject to minimal interest rate risk. We currently do not hedge interest rate exposure.

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

     o The ability to create sales, marketing and distribution capabilities for our product candidates, or enter into agreements with third parties to perform these functions.

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

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                 None

Item 2.    Changes in Securities and Use of Proceeds                                         None

           Report of Use of Proceeds from Initial Public
           Offering in March 2000:

                  Aggregate offering price                             $90,000,000

                  Expenses incurred in connection
                  with the offering                                      7,200,000
                                                                       -----------
                  Net offering proceeds to issuer                       82,800,000
                  Working capital                                        1,800,000
                                                                       -----------
                  Investment in marketable securities                  $81,000,000
                                                                       ===========
Item 3.    Defaults Upon Senior Securities                                                   None

Item 4.    Submission of Matters to a Vote of Security Holders                               None

Item 5.    Other Information                                                                 None

Item 6.    Exhibits and Reports on Form 8-K

                  (a)  Reports on Form 8-K                                                   None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 2, 2001                         ALLOS THERAPEUTICS, INC.


                                          /s/ Stephen J. Hoffman
                                          --------------------------------------
                                          Stephen J. Hoffman, PhD, MD
                                          President and Chief Executive Officer



                                          /s/ Michael E. Hart
                                          --------------------------------------
                                          Michael E. Hart
                                          Chief Financial Officer and Sr. Vice
                                          President, Operations



                                          /s/ Paulette M. Wilson
                                          --------------------------------------
                                          Paulette M. Wilson
                                          Controller