Form 10-Q
period 2001-06-30
ALLOS THERAPEUTICS
filed 2001-08-14
CIK 1097264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934. For the quarterly period ended June 30, 2001

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

Yes  [X]         No   [ ]

     As of June 30, 2001, there were 22,959,251 shares of the Registrant's Common Stock outstanding, par value $0.001 per share.


            This quarterly report on Form 10-Q consists of 14 pages.
                    The exhibit index is located on page 14.

                            ALLOS THERAPEUTICS, INC.
                                    FORM 10-Q

                                      INDEX


                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------
PART I.  Financial Information                                                                   3

     ITEM 1.      Financial Statements                                                           3

                  Balance Sheets  --
                      as of June 30, 2001 (unaudited) and December 31, 2000                      3

                  Statements of Operations (unaudited) --
                      for the three and six months ended June 30, 2001 and 2000
                      and the cumulative period from September 1, 1992
                      (inception) through June 30, 2001                                          4

                  Statements of Cash Flows (unaudited) --
                      for the six months ended June 30, 2001 and 2000 and the
                      cumulative period from September 1, 1992 (inception)
                      through June 30, 2001                                                      5

                  Notes to Financial Statements (unaudited)                                      6

     ITEM 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                  7

PART II.  Other Information                                                                      12

     ITEM 1.      Legal Proceedings                                                              12

     ITEM 2.      Changes in Securities and Use of Proceeds                                      12

     ITEM 3.      Defaults Upon Senior Securities                                                12

     ITEM 4.      Submission of Matters to a Vote of Security Holders                            12

     ITEM 5.      Other Information                                                              12

     ITEM 6.      Exhibits and Reports on Form 8-K                                               12

SIGNATURES                                                                                       13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ALLOS THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                            JUNE 30,      DECEMBER 31,
                                      ASSETS                                                  2001            2000
                                                                                          ------------    ------------
                                                                                           (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                              $    435,904    $  1,565,693
   Restricted cash                                                                             550,000              --
   Short-term investments                                                                   60,554,815      60,211,791
   Prepaid expenses - research                                                                 960,075         134,777
   Prepaid expenses - other                                                                     76,576          95,040
   Other assets                                                                                434,610           3,294
                                                                                          ------------    ------------
          Total current assets                                                              63,011,980      62,010,595
                                                                                          ------------    ------------
Long-term marketable securities                                                             17,143,862      23,905,763
Property and equipment (net of accumulated depreciation of $532,329 and
      $444,408, respectively)                                                                  394,574         326,266
Other assets                                                                                     4,364          16,530
                                                                                          ------------    ------------
          Total assets                                                                    $ 80,554,780    $ 86,259,154
                                                                                          ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable - related parties                                                     $     95,007    $     97,889
   Accrued expenses - research                                                               3,844,972       2,043,246
   Accounts payable - trade                                                                    410,917         212,015
   Accrued compensation and employee benefits                                                  568,975         426,052
   Current portion of capital lease obligations                                                 37,728          61,506
                                                                                          ------------    ------------
          Total current liabilities                                                          4,957,599       2,840,708
Long-term portion of capital lease obligations                                                      --           7,814
                                                                                          ------------    ------------
          Total liabilities                                                                  4,957,599       2,848,522

Stockholders' equity:
   Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2001, no
      shares issued or outstanding                                                                  --              --
   Common stock, $0.001 par value; 75,000,000 shares authorized at June 30, 2001 and
      December 31, 2000; 22,959,251 and 22,954,876 shares issued and outstanding at
      June 30, 2001 and December 31, 2000, respectively                                         22,959          22,955
Additional paid-in capital common stock                                                    156,624,025     156,602,391
Accumulated deficit                                                                        (76,347,383)    (66,709,620)
Deferred compensation related to grant of options                                           (4,702,420)     (6,505,094)
                                                                                          ------------    ------------
          Total stockholders' equity                                                        75,597,181      83,410,632
                                                                                          ------------    ------------
               Total liabilities and stockholders' equity                                 $ 80,554,780    $ 86,259,154
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

                            ALLOS THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                      CUMULATIVE
                                                                                                                      PERIOD FROM
                                                                                                                   SEPTEMBER 1, 1992
                                                                                                                      (INCEPTION)
                                                         THREE MONTHS ENDED               SIX MONTHS ENDED              THROUGH
                                                              JUNE 30,                        JUNE 30,               JUNE 30, 2001
                                                    ----------------------------    ----------------------------   -----------------
                                                        2001            2000            2001            2000
                                                    ------------    ------------    ------------    ------------
Operating expenses:
      Research and development                      $  3,064,636    $  2,033,409    $  5,846,420    $  5,880,026    $ 39,528,810
      Clinical manufacturing                           1,190,679         801,866       2,205,508       1,146,844      10,570,889
      General and administrative                       2,259,710       1,960,520       4,395,144       9,361,026      25,341,125
                                                    ------------    ------------    ------------    ------------    ------------

          Total operating expenses                     6,515,025       4,795,795      12,447,072      16,387,896      75,440,824

Loss from operations                                  (6,515,025)     (4,795,795)    (12,447,072)    (16,387,896)    (75,440,824)
Interest and other income, net                         1,256,154       1,466,430       2,809,309       1,581,783       8,706,416
                                                    ------------    ------------    ------------    ------------    ------------

            Net loss                                  (5,258,871)     (3,329,365)     (9,637,763)    (14,806,113)    (66,734,408)

Dividend related to beneficial conversion feature
    of preferred stock                                        --              --              --              --      (9,612,975)
                                                    ------------    ------------    ------------    ------------    ------------

Net loss attributable to common stockholders        $ (5,258,871)   $ (3,329,365)   $ (9,637,763)   $(14,806,113)   $(76,347,383)
                                                    ============    ============    ============    ============    ============

Net loss per common share:
      Basic and diluted                             $      (0.23)   $      (0.15)   $      (0.42)   $      (1.13)
                                                    ============    ============    ============    ============

Weighted average common shares - basic and
   diluted                                            22,958,087      22,837,154      22,957,534      13,053,937
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

                            ALLOS THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                CUMULATIVE PERIOD
                                                                                                FROM SEPTEMBER 1,
                                                                                                 1992 (INCEPTION)
                                                                     SIX MONTHS ENDED                THROUGH
                                                                          JUNE 30,                JUNE 30, 2001
                                                                ----------------------------    -----------------
                                                                    2001            2000
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $ (9,637,763)   $(14,806,113)   $     (66,734,408)
Adjustments to reconcile net loss to net cash used in
   operating activities:
Depreciation and amortization                                         87,921          64,386              562,124
Stock-based compensation expense                                   1,822,143      11,378,141           19,079,102
Other                                                                     --              --               52,406
Changes in operating assets and liabilities:
    Increase in prepaids and other assets                         (1,225,985)       (298,366)          (1,475,626)
    Increase in interest receivable on investments                   (10,827)     (1,422,230)          (1,578,117)
    Increase (decrease) in accounts payable - related                 (2,882)         (3,015)           2,040,365
        parties
    Increase in accrued expenses - research                        1,801,726         303,056            1,899,615
    Increase in accounts payable - trade                             198,902         134,682              410,917
    Increase (decrease) in accrued compensation and
        employee benefits                                            142,923         (47,054)             568,975
                                                                ------------    ------------    -----------------
          Net cash used in operating activities                   (6,823,842)     (4,696,513)         (45,174,647)
                                                                ------------    ------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                               (156,229)        (69,971)            (667,508)
Purchase of marketable securities                                (25,833,103)    (86,184,509)        (171,764,768)
Proceeds from maturities of marketable securities                 32,262,808       6,804,914           95,644,208
Payments received on notes receivable                                     --              --               49,687
                                                                ------------    ------------    -----------------
          Net cash provided by (used in) investing activities      6,273,476     (79,449,566)         (76,738,381)
                                                                ------------    ------------    -----------------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases                              (31,592)        (44,044)            (384,360)
Proceeds from sale leaseback                                              --              --              120,492
Proceeds from stockholder loan                                            --              --               12,000
Repayment of stockholder loan                                             --              --              (12,000)
Pledging Restricted cash                                            (550,000)             --             (550,000)
Proceeds from issuance of convertible preferred
   stock, net of issuance costs                                           --          (2,503)          40,285,809
Proceeds from issuance of common stock, net of issuance
   costs                                                               2,169      82,753,242           82,876,991
                                                                ------------    ------------    -----------------
          Net cash provided by (used in) financing activities       (579,423)     82,706,695          122,348,932
                                                                ------------    ------------    -----------------

Net increase (decrease) in cash and cash equivalents              (1,129,789)     (1,439,384)             435,904
Cash and cash equivalents, beginning of period                     1,565,693       2,597,884                   --
                                                                ------------    ------------    -----------------

Cash and cash equivalents, end of period                        $    435,904    $  1,158,500    $         435,904
                                                                ============    ============    =================

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING
    AND FINANCING ACTIVITIES
Cash paid for interest                                               383,103          27,890              563,275
Issuance of stock in exchange for license agreement                       --              --               40,000
Capital lease obligations incurred for acquisition of
   property and equipment                                                 --              --              422,088
Issuance of stock in exchange for notes receivable                        --              --              139,687



   The accompanying notes are an integral part of these financial statements.

                            ALLOS THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Allos Therapeutics, Inc., referred to herein as we, us or our, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included herein have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with generally accepted accounting principles in the United States of America. The results for the six-month period ended June 30, 2001 are not necessarily indicative of the results expected for the full fiscal year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000. Stockholders are encouraged to review the Form 10-K for a broader discussion of our business and the opportunities and risks inherent in such business.

2. REVENUE RECOGNITION

     We have not generated any revenue to date and our activities have consisted primarily of developing products, raising capital and recruiting personnel. Accordingly, we are considered to be in the development stage at June 30, 2001 as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises".

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

4. RESTRICTED CASH

     On May 24, 2001, $550,000 of cash was pledged as collateral on a letter of credit related to a building lease and was classified as restricted cash on the balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "could," "should" and "continue" or similar words. Actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in the discussion below and those described in the "Risk Factors" discussion of our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. As a result, you should not place undue reliance on these forward-looking statements. We do not intend to update or revise these forward-looking statements to reflect future events or developments.

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

     To date, we have devoted substantially all of our resources to research and clinical development. We have not derived any commercial revenues from product sales, and we do not expect to generate product revenues for at least the next several years. We have incurred significant operating losses since our inception in 1992 and, as of June 30, 2001, had an accumulated deficit of $76,347,383. There can be no assurance if or when we will become profitable. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing research and development costs, in addition to costs related to clinical trials and manufacturing activities. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be significant. Achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our product candidates, obtain required regulatory clearances and successfully manufacture and market our future products.

RESULTS OF OPERATIONS

Expenses

     Research and Development

         Research and development expenses were $3,065,000 for the three months ended June 30, 2001 compared to $2,033,000 for the three months ended June 30, 2000, which represents a $1,032,000, or 51% increase. Excluding the impact of non-cash charges (see "Non-cash Charges" below for discussion of amortization of deferred compensation expense allocated to research and development), research and development expenses increased $1,345,000, or 92%. For the six months ended June 30, 2001 and 2000, research and development expenses were

$5,846,000 and $5,880,000, respectively. Excluding the impact of non-cash charges comprising amortization of deferred compensation expense and stock compensation expense, research and development expenses increased $2,817,000, or 113%. The increase in both periods was primarily due to higher clinical trial costs resulting from the commencement of our Phase III oncology study and increased non-clinical studies and personnel costs to support the Phase III trial.

     Clinical Manufacturing

         Clinical manufacturing expenses include the cost of manufacturing RSR13 for use in clinical trials and costs associated with the scale-up of manufacturing to support commercial requirements. Clinical manufacturing expenses were $1,191,000 for the three months ended June 30, 2001 compared to $802,000 for the three months ended June 30, 2000, which represents a $389,000, or 49% increase. For the six months ended June 30, 2001 and 2000, clinical manufacturing expenses were $2,206,000 and $1,147,000, respectively, which represents a $1,059,000, or 92% increase. The increase in both periods was attributable to higher RSR13 requirements resulting from our Phase III oncology trial and optimizing manufacturing processes.

     General and Administrative

         General and administrative expenses were $2,260,000 for the three months ended June 30, 2001, compared to $1,961,000 for the three months ended June 30, 2000. Excluding the impact of non-cash charges (see "Non-cash Charges" below for discussion of amortization of deferred compensation expense allocated to general and administrative), general and administrative expenses increased $844,000, or 100%. For the six months ended June 30, 2001 and 2000, general and administrative expenses were $4,395,000 and $9,361,000, respectively. Excluding the impact of non-cash charges, general and administrative expenses increased $1,741,000, or 121%. The increase in both periods was the result of an increase in headcount and additional expenses associated with operating as a public company.

     Non-cash Charges

         We have recorded compensation charges resulting from certain options granted to employees prior to our March 2000 initial public offering with exercise prices below the fair market value of our common stock on their respective grant dates. For the three months ended June 30, 2001 and 2000, we recorded amortization of deferred stock compensation of $870,000 and $1,753,000, respectively. Of the $870,000 recorded for the three months ended June 30, 2001, $572,000 related to general and administrative, $260,000 related to research and development and the remaining $38,000 related to clinical manufacturing. Of the $1,753,000 recorded for the quarter ended June 30, 2000, $1,116,000 related to general and administrative, $573,000 related to research and development and the remaining $64,000 related to clinical manufacturing.

         For the six months ended June 30, 2001 and 2000, we recorded amortization of deferred stock compensation of $1,822,000 and $3,671,000, respectively. Of the $1,822,000 recorded for the six months ended June 30, 2001, $1,217,000 related to general and administrative, $529,000 related to research and development and the remaining $76,000 related to clinical manufacturing. Of the $3,671,000 recorded for the quarter ended June 30, 2000, $2,422,000 related to general and administrative, $1,145,000 related to research and development and the remaining $104,000 related to clinical manufacturing.

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

     Interest and Other Income, Net

     Interest income, net of interest expense, was $1,256,000 and $1,466,000 for the three months ended June 30, 2001 and 2000, respectively, representing a decrease of $210,000, or 15%. The decrease was primarily a result of lower average investment balances and lower yields on U.S. government securities, high-grade commercial paper and notes, and money market funds held by us. For the six months ended June 30, 2001 and 2000, net interest income was $2,809,000 and $1,582,000, respectively, representing an increase of $1,227,00 or 78%. This increase was primarily a result of increased average investment balances.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal source of working capital has been private and public equity financings as well as grant revenues and interest income.

      As of June 30, 2001, we had approximately $78,685,000 in cash, cash equivalents and investments. Of this amount, $550,000 was pledged as collateral on May 24, 2001, on a letter of credit related to our new office lease, and is considered restricted. Net cash used in operating activities of $6,824,000 during the six months ended June 30, 2001 resulted primarily from the net loss for the period and a reduction in working capital. Net cash used in operating activities of $4,697,000 during the six months ended June 30, 2000 resulted primarily from the net loss for the period and a reduction in accounts payable.

      Net cash provided by investing activities of $6,273,000 for the six months ended June 30, 2001, consisted primarily of proceeds from maturities of investments, net of purchases. Net cash used in investing activities of $79,450,000 for the six months ended June 30, 2000, consisted primarily of purchases of investments, net of proceeds.

      Net cash used in financing activities of $579,000 for the six months ended June 30, 2001, primarily resulted from pledging collateral for the line of credit. Net cash provided by financing activities of $82,707,000 for the six months ended June 30, 2000, primarily resulted from the sale of common stock which was offset by payments under our capital lease obligations.

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

Item 1.    Legal Proceedings                                                None

Item 2.    Changes in Securities and Use of Proceeds                        None

Item 3.    Defaults Upon Senior Securities                                  None

Item 4.    Submission of Matters to a Vote of Security Holders

           The Company held its annual meeting of stockholders on April 27, 2001. At such meeting, the following actions were voted upon:

           (a) Election of Directors

                                                                     For              Withheld
                                                                  ----------          --------
                Stephen J. Hoffman, Ph.D., MD.                    14,072,015          378,988
                Donald J. Abraham, Ph.D.                          14,426,536           24,467
                Stephen K. Carter, MD.                            14,426,536           24,467
                Mark G. Edwards                                   14,421,173           29,830
                Marvin E. Jaffe, MD.                              14,426,936           24,067

           (b) Approval of the Allos Therapeutics, Inc. 2001 Employee Stock Purchase Plan.

                             For                       Against                      Abstentions
                             ---                       -------                      -----------
                          9,381,831                   1,613,345                       105,515

           (c) Ratification of PricewaterhouseCoopers, LLP as the Company's independent auditors for the fiscal year ending December 31, 2001.

                             For                       Against                      Abstentions
                             ---                       -------                      -----------
                         14,440,535                     6,118                          4,350

Item 5.    Other Information                                                None

Item 6.    Exhibits and Reports on Form 8-K

           a.   Reports on Form 8-K                                         None

           b.   Exhibits

                 EXHIBIT NO.        DESCRIPTION

                 10.27* Office Lease with Catellus Development Corporation dated April, 2001.

----------

* Certain confidential material contained in this document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 13, 2001                  ALLOS THERAPEUTICS, INC.


                                       /s/ Stephen J. Hoffman
                                       -----------------------------------------
                                       Stephen J. Hoffman, PhD, MD
                                       President and Chief Executive Officer




                                       /s/ Michael E. Hart
                                       -----------------------------------------
                                       Michael E. Hart
                                       Chief Financial Officer and Sr. Vice
                                       President, Operations



                                       /s/ Paulette M. Wilson
                                       -----------------------------------------
                                       Paulette M. Wilson
                                       Controller

                                  EXHIBIT INDEX

         EXHIBIT
         NUMBER                     DESCRIPTION
         -------                    -----------
         10.27*                     Office Lease with Catellus Development
                                    Corporation dated April, 2001.

----------

* Certain confidential material contained in this document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.