Form 10-Q
period 2001-09-30
ALLOS THERAPEUTICS
filed 2001-11-13
CIK 1097264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934. For the quarterly period ended September 30, 2001

         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934. For the transition period from       to       .
                                                              ------   ------

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

                        11080 CIRCLEPOINT ROAD, SUITE 200
                           WESTMINSTER, COLORADO 80020
                                 (303) 426-6262
               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)

                         7000 NORTH BROADWAY, SUITE 400
                             DENVER, COLORADO 80021
                                 (303) 426-6262
                         (Former Name or Former Address,
                          if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]         No [ ]

     As of September 30, 2001, there were 22,964,390 shares of the Registrant's Common Stock outstanding, par value $0.001 per share.


            This quarterly report on Form 10-Q consists of 13 pages.

                            ALLOS THERAPEUTICS, INC.
                                    FORM 10-Q

                                      INDEX


                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------
PART I.  Financial Information ................................................................. 3

     ITEM 1.      Financial Statements ......................................................... 3

                  Balance Sheets  --
                      as of September 30, 2001 (unaudited) and December 31, 2000 ............... 3

                  Statements of Operations (unaudited) --
                      for the three and nine months ended September 30, 2001 and
                      2000 and the cumulative period from September 1, 1992
                      (inception) through September 30, 2001 ................................... 4

                  Statements of Cash Flows (unaudited) --
                      for the nine months ended September 30, 2001 and 2000 and
                      the cumulative period from September 1, 1992 (inception)
                      through September 30, 2001 ............................................... 5

                  Notes to Financial Statements (unaudited) .................................... 6

     ITEM 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .................................................... 7

PART II.  Other Information .................................................................... 12

     ITEM 1.      Legal Proceedings ............................................................ 12

     ITEM 2.      Changes in Securities and Use of Proceeds .................................... 12

     ITEM 3.      Defaults Upon Senior Securities .............................................. 12

     ITEM 4.      Submission of Matters to a Vote of Security Holders .......................... 12

     ITEM 5.      Other Information ............................................................ 12

     ITEM 6.      Exhibits and Reports on Form 8-K ............................................. 12

SIGNATURES ..................................................................................... 13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ALLOS THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                      ASSETS                                                         2001               2000
                                                                                                 -------------      ------------
                                                                                                  (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                                     $   2,182,820      $  1,565,693
   Restricted cash                                                                                     550,000                --
   Short-term investments                                                                           54,435,432        60,211,791
   Prepaid expenses - research                                                                         826,997           134,777
   Prepaid expenses - other                                                                             70,709            95,040
   Other assets                                                                                         36,784             3,294
                                                                                                 -------------      ------------
          Total current assets                                                                      58,102,742        62,010,595
                                                                                                 -------------      ------------
Long-term marketable securities                                                                     16,815,064        23,905,763
Property and equipment (net of accumulated depreciation of $516,710 and
      $444,408, respectively)                                                                        1,670,698           326,266
Other assets                                                                                             4,364            16,530
                                                                                                 -------------      ------------
          Total assets                                                                           $  76,592,868      $ 86,259,154
                                                                                                 =============      ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable - related parties                                                            $      79,398      $     97,889
   Accrued expenses - research                                                                       3,247,101         2,043,246
   Accounts payable - trade                                                                          1,026,473           212,015
   Accrued compensation and employee benefits                                                          907,763           426,052
   Current portion of capital lease obligations                                                             --            61,506
                                                                                                 -------------      ------------
          Total current liabilities                                                                  5,260,735         2,840,708
Long-term portion of capital lease obligations                                                              --             7,814
                                                                                                 -------------      ------------
          Total liabilities                                                                          5,260,735         2,848,522

Stockholders' equity:
   Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2001,                   --                --
     no shares issued or outstanding
   Common stock, $0.001 par value; 75,000,000 shares authorized at September 30, 2001
      and December 31, 2000; 22,964,390 and 22,954,876 shares issued and outstanding at                 22,964            22,955
      September 30, 2001 and December 31, 2000, respectively
Additional paid-in capital common stock                                                            156,585,264       156,602,391
Accumulated deficit                                                                                (81,475,847)      (66,709,620)
Deferred compensation related to grant of options                                                   (3,800,248)       (6,505,094)
                                                                                                 -------------      ------------
          Total stockholders' equity                                                                71,332,133        83,410,632
                                                                                                 -------------      ------------
               Total liabilities and stockholders' equity                                        $  76,592,868      $ 86,259,154
                                                                                                 =============      ============

   The accompanying notes are an integral part of these financial statements.

                            ALLOS THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                   CUMULATIVE
                                                                                                                   PERIOD FROM
                                                     THREE MONTHS ENDED               NINE MONTHS ENDED         SEPTEMBER 1, 1992
                                                       SEPTEMBER 30,                   SEPTEMBER 30,               (INCEPTION)
                                              ------------------------------   ------------------------------        THROUGH
                                                  2001              2000           2001              2000       SEPTEMBER 30, 2001
                                              ------------      ------------   ------------      ------------   ------------------
Operating expenses:
      Research and development                $  3,344,297      $  2,024,245   $  9,190,717      $  7,904,271   $       42,873,107
      Clinical manufacturing                       640,348           958,526      2,845,856         2,105,370           11,211,237
      General and administrative                 2,412,052         2,103,630      6,807,196        11,464,656           27,753,177
                                              ------------      ------------   ------------      ------------   ------------------
          Total operating expenses               6,396,697         5,086,401     18,843,769        21,474,297           81,837,521

Loss from operations                            (6,396,697)       (5,086,401)   (18,843,769)      (21,474,297)         (81,837,521)
Interest and other income, net                   1,268,233         1,482,687      4,077,542         3,064,470            9,974,649
                                              ------------      ------------   ------------      ------------   ------------------
            Net loss                            (5,128,464)       (3,603,714)   (14,766,227)      (18,409,827)         (71,862,872)

Dividend related to beneficial conversion
feature                                                 --                --             --                --           (9,612,975)
    of preferred stock
                                              ------------      ------------   ------------      ------------   ------------------
Net loss attributable to common stockholders  $ (5,128,464)     $ (3,603,714)  $(14,766,227)     $(18,409,827)  $      (81,475,847)
                                              ============      ============   ============      ============   ==================

Net loss per common share:
      Basic and diluted                       $      (0.22)     $      (0.16)  $      (0.64)     $      (1.13)
                                              ============      ============   ============      ============

Weighted average common shares - basic and
   diluted                                      22,961,185        22,871,795     22,958,764        16,350,444
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

                            ALLOS THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                          CUMULATIVE PERIOD
                                                                            NINE MONTHS ENDED             FROM SEPTEMBER 1,
                                                                              SEPTEMBER 30,                1992 (INCEPTION)
                                                                    --------------------------------            THROUGH
                                                                        2001               2000           SEPTEMBER 30, 2001
                                                                    -------------      -------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $ (14,766,227)     $ (18,409,827)     $      (71,862,872)
Adjustments to reconcile net loss to net cash used in
   operating activities:
Depreciation and amortization                                             178,049             99,349                 652,252
Stock-based compensation expense                                        2,678,802         13,135,503              19,935,761
Other                                                                       6,368                 --                  58,774
Changes in operating assets and liabilities:
    Increase in prepaids and other assets                                (689,214)          (147,939)               (938,855)
    Increase in interest receivable on investments                       (213,476)        (1,613,229)             (1,780,766)
    Increase (decrease) in accounts payable - related parties             (18,491)            (4,087)              2,024,756
    Increase in accrued expenses - research                             1,203,855            658,352               1,301,744
    Increase in accounts payable - trade                                  814,458             83,189               1,026,473
    Increase (decrease) in accrued compensation and
        employee benefits                                                 481,711            (90,623)                907,763
                                                                    -------------      -------------      ------------------
          Net cash used in operating activities                       (10,324,165)        (6,289,312)            (48,674,970)
                                                                    -------------      -------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                                  (1,528,849)          (180,703)             (2,040,128)
Purchases of marketable securities                                    (38,033,187)       (89,348,102)           (183,964,852)
Proceeds from maturities of marketable securities                      51,113,722         13,610,400             114,495,122
Payments received on notes receivable                                          --                 --                  49,687
                                                                    -------------      -------------      ------------------
          Net cash provided by (used in) investing activities          11,551,686        (75,918,405)            (71,460,171)
                                                                    -------------      -------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases                                   (69,320)           (62,414)               (422,088)
Proceeds from sale leaseback                                                   --                 --                 120,492
Proceeds from stockholder loan                                                 --                 --                  12,000
Repayment of stockholder loan                                                  --                 --                 (12,000)
Pledging restricted cash                                                 (550,000)                --                (550,000)
Proceeds from issuance of convertible preferred
   stock, net of issuance costs                                                --             (2,503)             40,285,809
Proceeds from issuance of common stock, net of issuance
   costs                                                                    8,926         82,839,246              82,883,748

                                                                    -------------      -------------      ------------------
          Net cash provided by (used in) financing activities            (610,394)        82,774,329             122,317,961
                                                                    -------------      -------------      ------------------

Net increase (decrease) in cash and cash equivalents                      617,127            566,612               2,182,820
Cash and cash equivalents, beginning of period                          1,565,693          2,597,884                      --
                                                                    -------------      -------------      ------------------

Cash and cash equivalents, end of period                            $   2,182,820      $   3,164,496      $        2,182,820
                                                                    =============      =============      ==================

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING
    AND FINANCING ACTIVITIES
Cash paid for interest                                                    583,187             23,787                 763,359
Issuance of stock in exchange for license agreement                            --                 --                  40,000
Capital lease obligations incurred for acquisition of
   property and equipment                                                      --                 --                 422,088
Issuance of stock in exchange for notes receivable                             --                 --                 139,687


   The accompanying notes are an integral part of these financial statements.

                            ALLOS THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Allos Therapeutics, Inc., referred to herein as we, us or our, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included herein have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with generally accepted accounting principles in the United States of America. The results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results expected for the full fiscal year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000. Stockholders are encouraged to review the Form 10-K for a broader discussion of our business and the opportunities and risks inherent in such business.

2.   REVENUE RECOGNITION

     We have not generated any revenue to date and our activities have consisted primarily of developing products, raising capital and recruiting personnel. Accordingly, we are considered to be in the development stage at September 30, 2001 as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises".

3.   NET LOSS PER COMMON SHARE

     Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of stock options and warrants and have been excluded from the computation of diluted loss per common share because their effect was anti-dilutive.

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

     To date, we have devoted substantially all of our resources to research and clinical development. We have not derived any commercial revenues from product sales, and we do not expect to generate product revenues for at least the next several years. We have incurred significant operating losses since our inception in 1992 and, as of September 30, 2001, had an accumulated deficit of $81,476,000. There can be no assurance if or when we will become profitable. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing research and development costs, in addition to costs related to clinical trials and manufacturing activities. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be significant. Achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our product candidates, obtain required regulatory clearances and successfully manufacture and market our future products.

RESULTS OF OPERATIONS

Expenses

     Research and Development

         Research and development expenses were $3,344,000 for the three months ended September 30, 2001 compared to $2,024,000 for the three months ended September 30, 2000, which represents a $1,320,000, or 65% increase. Excluding the impact of non-cash charges comprising amortization of deferred compensation expense (see "Non-cash Charges" below), research and development expenses increased $1,647,000, or 114%. For the nine months ended September 30, 2001 and 2000, research and development expenses were $9,191,000 and

$7,904,000, respectively. Excluding the impact of non-cash charges comprising amortization of deferred compensation expense and stock compensation expense, research and development expenses increased $4,463,000, or 113%. The increase in both periods was primarily due to higher clinical trial costs resulting from the commencement of our Phase III oncology study and increased non-clinical studies and personnel costs to support the Phase III trial.

     Clinical Manufacturing

         Clinical manufacturing expenses include the cost of manufacturing RSR13 for use in clinical trials and costs associated with the scale-up of manufacturing to support commercial requirements. Clinical manufacturing expenses were $640,000 for the three months ended September 30, 2001 compared to $958,000 for the three months ended September 30, 2000, which represents a $318,000, or 33% decrease. This decrease was due to the timing of the bulk drug substance runs to support clinical trials. For the nine months ended September 30, 2001 and 2000, clinical manufacturing expenses were $2,846,000 and $2,105,000, respectively, which represents a $741,000, or 35% increase. The increase was attributable to higher RSR13 requirements resulting from our Phase III oncology trial and optimizing manufacturing processes.

     General and Administrative

         General and administrative expenses were $2,412,000 for the three months ended September 30, 2001, compared to $2,104,000 for the three months ended September 30, 2000. Excluding the impact of non-cash charges comprising amortization of deferred compensation expense (see "Non-cash Charges" below), general and administrative expenses increased $857,000, or 87%. For the nine months ended September 30, 2001 and 2000, general and administrative expenses were $6,807,000 and $11,465,000, respectively. Excluding the impact of non-cash charges, general and administrative expenses increased $2,598,000, or 107%. The increase in both periods was the result of an increase in headcount and additional expenses associated with operating as a public company.

     Non-cash Charges

         We have recorded compensation charges resulting from certain options granted to employees prior to our March 2000 initial public offering with exercise prices below the fair market value of our common stock on their respective grant dates. For the three months ended September 30, 2001 and 2000, we recorded amortization of deferred stock compensation of $857,000 and $1,757,000, respectively. Of the $857,000 recorded for the three months ended September 30, 2001, $572,000 related to general and administrative, $247,000 related to research and development and the remaining $38,000 related to clinical manufacturing. Of the $1,757,000 recorded for the quarter ended September 30, 2000, $1,120,000 related to general and administrative, $573,000 related to research and development and the remaining $64,000 related to clinical manufacturing.

         For the nine months ended September 30, 2001 and 2000, we recorded amortization of deferred stock compensation of $2,679,000 and $5,428,000, respectively. Of the $2,679,000 recorded for the nine months ended September 30, 2001, $1,789,000 related to general and administrative, $776,000 related to research and development and the remaining $114,000 related to clinical manufacturing. Of the $5,428,000 recorded for the nine months ended September 30, 2000, $3,543,000 related to general and administrative, $1,718,000 related to research and development and the remaining $167,000 related to clinical manufacturing.

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

     Interest and Other Income, Net

     Interest income, net of interest expense, was $1,268,000 and $1,483,000 for the three months ended September 30, 2001 and 2000, respectively, representing a decrease of $215,000, or 14%. The decrease was primarily a result of lower average investment balances and lower yields on U.S. government securities, high-grade commercial paper and notes, and money market funds held by us. For the nine months ended September 30, 2001 and 2000, net interest income was $4,077,000 and $3,064,000, respectively, representing an increase of $1,013,000 or 33%. This increase was primarily a result of increased average investment balances.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal source of working capital has been private and public equity financings as well as grant revenues and interest income.

      As of September 30, 2001, we had approximately $73,983,000 in cash, cash equivalents and investments. Of this amount, $550,000 was pledged as collateral on May 24, 2001, on a letter of credit related to our new office lease, and is considered restricted. Net cash used in operating activities of $10,324,000 during the nine months ended September 30, 2001 resulted primarily from the net loss for the period and a reduction in working capital. Net cash used in operating activities of $6,289,000 during the nine months ended September 30, 2000 resulted primarily from the net loss for the period and a reduction in accounts payable.

      Net cash provided by investing activities of $11,552,000 for the nine months ended September 30, 2001, consisted primarily of proceeds from maturities of investments, net of purchases. Net cash used in investing activities of $75,918,000 for the nine months ended September 30, 2000, consisted primarily of purchases of investments, net of proceeds.

      Net cash used in financing activities of $610,000 for the nine months ended September 30, 2001, primarily resulted from pledging collateral for the line of credit. Net cash provided by financing activities of $82,774,000 for the nine months ended September 30, 2000, primarily resulted from the sale of common stock which was offset by payments under our capital lease obligations.

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

Item 3.    Defaults Upon Senior Securities                            None

Item 4.    Submission of Matters to a Vote of Security Holders        None

Item 5.    Other Information                                          None

Item 6.    Exhibits and Reports on Form 8-K

           a.   Reports on Form 8-K                                   None
           b.   Exhibits                                              None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 12, 2001       ALLOS THERAPEUTICS, INC.


                                  /s/ Stephen J. Hoffman
                               --------------------------------------------
                               Stephen J. Hoffman, PhD, MD
                               President and Chief Executive Officer




                                 /s/ Michael E. Hart
                               --------------------------------------------
                               Michael E. Hart
                               Chief Financial Officer and Sr. Vice President, Operations



                                 /s/ Paulette M. Wilson
                               --------------------------------------------
                               Paulette M. Wilson
                               Controller