Form 10-K
period 2001-12-31
ALLOS THERAPEUTICS
filed 2002-03-14
CIK 1097264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the fiscal year ended December 31, 2001.

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

                           7000 N. BROADWAY, SUITE 400
                             DENVER, COLORADO 80021
                                 (303)-426-6262
                         (Former Name or Former Address,
                          if changed since last report)

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

Yes [X]         No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 22, 2002, there were 23,140,197 shares of the Registrant's common stock outstanding and the aggregate market value of such shares held by nonaffiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on February 22, 2002) was approximately $72,610,617. Shares of the Registrant's common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this report on Form 10-K to the extent stated therein.

     Certain exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 333-95439), Annual Report on Form 10-K (File No. 000-29815), Registration Statement Form S-8 (File No. 333-60430), Quarterly Report on Form 10-Q (File No. 000-29815) and Registration Statement on Form S-8 (File No. 333-38696) are incorporated by reference into Part IV of this report on Form 10-K.

                                TABLE OF CONTENTS

                                                                                                             PAGE
PART I
ITEM 1.           BUSINESS................................................................................     1
ITEM 2.           PROPERTIES..............................................................................    19
ITEM 3.           LEGAL PROCEEDINGS.......................................................................    19
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................    19

PART II
ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............    20
ITEM 6.           SELECTED FINANCIAL DATA.................................................................    21
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...    22
ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK.................................    24
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................    25
ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....    25

PART III
ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................    26
ITEM 11.          EXECUTIVE COMPENSATION..................................................................    26
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................    26
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................    26

PART IV
ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K....................    27

                                     PART I

     Unless the context requires otherwise, references in this report to "Allos," the "Company," "we," "us," and "our" refer to Allos Therapeutics, Inc.

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements concerning our plans to continue development of our current product candidates; conduct clinical trials with respect to our product candidates; seek regulatory approvals; address certain markets; engage third-party manufacturers to supply our clinical trial and commercial requirements; hire sales and marketing personnel; and evaluate additional product candidates for subsequent clinical and commercial development. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed under the captions "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements not specifically described above also may be found in these and other sections of this report.

ITEM 1.       BUSINESS

OVERVIEW

     We are a biopharmaceutical company focused on developing and commercializing innovative small molecule drugs for improving cancer treatments. Small molecule drugs, in general, are non-protein products produced by chemical synthesis rather than biologic methods. Our lead compound, RSR13 (generic name: efaproxiril sodium), is a synthetic small molecule that increases the release of oxygen from hemoglobin, the oxygen-carrying protein contained within red blood cells. The presence of oxygen in tumors is an essential element for the effectiveness of radiation therapy and some chemotherapy agents in the treatment of cancer. By increasing tumor oxygenation, RSR13 has the potential to enhance the efficacy of standard radiation therapy and certain chemotherapeutic drugs. Unlike chemotherapeutics or other radiosensitizers, RSR13 does not have to cross the blood brain barrier and enter the tumor for efficacy. We believe RSR13 can be used to improve existing cancer treatments and treat many diseases and clinical conditions attributed to or aggravated by oxygen deprivation. Deprivation of oxygen in the body is called hypoxia.

     We have demonstrated in Phase II clinical trials that RSR13 significantly improves the efficacy of radiation therapy for treating brain metastases, or tumors that have spread to the brain, glioblastoma multiforme, or GBM, a highly aggressive form of primary brain cancer, and non-small cell lung cancer, or NSCLC. We are presently conducting a pivotal Phase III trial of RSR13 for the treatment of brain metasteses. We believe that this trial, if positive, will serve as the basis for seeking marketing approval for RSR13 from the FDA for this indication. In November 2001, we announced median survival results from a Phase II clinical trial evaluating the use of RSR13 in patients with locally advanced, inoperable NSCLC receiving radiation therapy following induction chemotherapy. We believe RSR13 could have application in many other tumor types and clinical situations requiring radiation therapy, such as, cervical, pancreatic, esophageal and head and neck cancers.

Our Business Strategies for Growth:

     The key elements of our business strategy include:

          o Focusing on developing and commercializing RSR13 to address the large markets for the treatment of cancer. We are currently focusing our efforts on the radiation sensitizer market and commercializing RSR13 for the treatment of several tumor types.

          o Expanding our oncology pipeline through in-licensing or acquiring complementary products. We will continue to evaluate early-stage compounds that enhance our oncology portfolio with the intent to build a pipeline of compounds for development and commercialization.

          o Extending the RSR13 product line to other indications outside oncology through collaborations. We believe RSR13 can be used to treat many other diseases and clinical conditions. We are seeking corporate partners to jointly develop RSR13 for treating the hypoxic effects of acute blood loss and decreased blood flow encountered in surgical procedures and also for improving the effectiveness of treatments for cardiovascular disease and stroke.

     We were incorporated under the laws of the Commonwealth of Virginia in September 1992 as Hemotech Sciences, Inc. In 1994, we relocated to Denver, Colorado. We reincorporated in Delaware as Allos Therapeutics, Inc. in October 1996. In September 2001, we moved to Westminster, Colorado, a suburb of Denver. Our current mailing address is 11080 CirclePoint Road, Westminster, Colorado 80020.

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

     The body has developed certain natural responses to mitigate or reverse the damage of some forms of hypoxia. For example, when the body is suddenly subjected to acute hypoxia, such as during acute blood loss, several highly predictable responses occur. Initially, the body increases the rate of breathing to more fully oxygenate the blood as it passes through the lungs. The body also attempts to improve blood flow by increasing the rate and force of cardiac contractions. Subsequently, the red blood cells produce increased amounts of 2,3-diphosphoglycerate, or 2,3-DPG a naturally occurring small molecule that chemically decreases the oxygen binding affinity of hemoglobin. 2,3-DPG essentially taps into hemoglobin's oxygen reservoir, and increases the average unloading of oxygen from hemoglobin from 25% to approximately 35%. Finally, over the next several weeks to months, the body produces a natural hormone known as erythropoetin to stimulate production of new red blood cells.

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

RSR13

     Our lead product candidate, RSR13, is designed to mitigate the effects of tissue hypoxia. RSR13 has been administered safely to over 500 patients in 14 studies, most of whom were cancer patients receiving concurrent radiation therapy. We have completed six clinical trials of RSR13 in patients receiving radiation therapy and have shown that RSR13 is generally well tolerated and has an acceptable safety profile for use in cancer patients.

     RSR13 has a well-defined mechanism of action and is the first synthetic drug to emulate and amplify the action of 2,3-DPG, the naturally occurring allosteric modifier of hemoglobin. Like 2,3-DPG, RSR13 binds to hemoglobin away from the hemoglobin's oxygen-binding site and increases the unloading of oxygen from hemoglobin, thus increasing the amount of oxygen deliverable to hypoxic tissues. RSR13 has several distinguishing characteristics from 2,3-DPG that make it particularly well suited for therapeutic applications:

     o RSR13 is able to cross the red blood cell membrane when medically administered to a patient;

     o    RSR13 has an immediate onset of action;

     o on average, RSR13 increases the normal 25% unloading of oxygen from hemoglobin to an estimated 50% by increasing oxygen release from the large reservoir of unused hemoglobin-bound oxygen in the blood; and

     o RSR13 remains in the bloodstream while oxygen naturally diffuses into the surrounding tissue.

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

PRODUCTS UNDER DEVELOPMENT

     We currently retain exclusive, worldwide commercial rights for all of our product candidates for all target indications. The table below summarizes our current product candidates, their target indications and clinical program status.

            PRODUCT CANDIDATE                   TARGET INDICATION                CLINICAL PROGRAM STATUS
            -----------------                   -----------------                -----------------------
       RSR13
          Radiation Enhancer           Brain metastases                      Phase III
                                       Non-small cell lung cancer            Phase II complete
                                       Glioblastoma multiforme               Phase II complete
                                       Cervical cancer                       Phase I/II
                                       Other cancer types                    Phase II's planned

          Chemotherapy Enhancer        Recurrent glioblastoma multiforme     Phase Ib/II

          Surgical Hypoxia             Cardiopulmonary bypass surgery        Phase II

          Cardiovascular Disease       Angina                                Phase I complete
                                       Myocardial infarction                 Preclinical
                                       Stroke                                Preclinical

       RSR46                           Acute hypoxia                         Preclinical

       JP7                             Acute hypoxia                         Preclinical

       PYRUVATE KINASE INHIBITORS      Chronic hypoxia                       Research

RSR13 for Treating Cancer

     The worldwide oncology drug market was estimated at $19.4 billion in 2000. Despite the enormous effort undertaken by the pharmaceutical industry to develop oncology products, cancer remains the second-leading cause of death in the United States and remains a largely unmet medical need. Over 1.2 million new cases of cancer are diagnosed each year in the United States, and approximately 565,000 patients die each year of cancer.

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

RSR13 as a Radiation Enhancer.

     Radiation therapy is the principal non-surgical means of treating malignant tumors in patients with cancer. Each year in the United States, approximately 50% of all newly diagnosed cancer patients, or 600,000 patients, receive radiation therapy as part of their primary treatment, in addition to 150,000 patients who receive radiation therapy for persistent or recurrent cancer. The 750,000 cancer patients who receive radiation therapy annually are approximately twice the number of cancer patients who are treated with chemotherapy. A course of radiation therapy can cost between $10,000 and $20,000 depending on the complexity and duration of treatment. Although radiation therapy can be effective in treating certain types of cancer, an unmet medical need exists for products to increase the effectiveness of radiation therapy.

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

     We have completed six clinical trials of RSR13 in patients receiving radiation therapy and have shown that RSR13 is generally well tolerated and has an acceptable safety profile for use in cancer patients. The most common side effects of RSR13 in cancer patients are dose and frequency related. These side effects include low hemoglobin oxygen saturation (which is readily treated with supplemental oxygen like that used in patients with chronic lung disease), reversible kidney dysfunction (typically in patients who are also taking blood pressure medications or common anti-inflammatory drugs), allergic rash and other symptoms often seen in cancer patients receiving radiation therapy, such as headache, nausea and vomiting.

RSR13 in the Treatment of Brain Metastases

     We intend to seek FDA approval of RSR13 first for the treatment of patients who are receiving radiation therapy for brain metastases. This condition occurs in approximately one out of five cancer patients, most often in patients with lung or breast cancer. Radiation therapy for treatment of brain metastases is administered to approximately 170,000 patients per year in the United States and is intended to prevent or reduce complications and increase survival. The median survival of all patients with brain metastases is about four months and can vary depending on various clinical factors such as age, general health, whether the primary cancer is controlled, and the extent of cancer metastases to other regions in the body. Approximately 30% to 50% of patients with brain metastases will die from disease progression in the brain, and the remainder will die from disease progression in other regions in the body.

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

     Based on this positive Phase II data, we received concurrence from the FDA to proceed with a Phase III trial of RSR13 in patients with brain metastases. In February 2000, we commenced an international, pivotal, Phase III, randomized study called R.E.A.C.H. (Radiation Enhancing Allosteric Compound for Hypoxic brain metastases) evaluating the safety and efficacy of RSR13 used in combination with whole brain radiation therapy in treating patients with metastatic brain cancer. Patients are randomly assigned to treatment with either standard whole brain radiation therapy or treatment with standard whole brain radiation therapy plus RSR13. The primary efficacy endpoint is survival. The secondary endpoints are time to tumor progression in the brain, response rate in the brain, cause of death and quality of life. Under the trial protocol, a 35% improvement in median survival will be considered as satisfying the primary endpoint of the trial, and may provide the basis for marketing approval of RSR13. In May 2001, we amended the protocol to increase the number of patients enrolled in this pivotal study in order to conduct an appropriately powered subgroup analysis of patients primarily with breast and non-small cell lung tumors. Recruitment of 501 patients is currently underway at over 70 sites worldwide. We expect enrollment to be completed during the second half of 2002.

     If the Phase III trial is positive, we will file a new drug application with the FDA to obtain marketing approval for RSR13 for the treatment of patients who are receiving radiation therapy for brain metastases. In October 2000, the FDA designated RSR13 a Fast Track Product for the treatment of brain metastases. Designation as a Fast Track Product, under the FDA Modernization Act of 1997, means that the FDA will facilitate the development and expedite the review of a drug if it is intended for the treatment of a serious or life-threatening condition, and it demonstrates the potential to address unmet medical needs for such a condition.

RSR13 in the Treatment of NSCLC

     NSCLC is the most common type of lung cancer and occurs in approximately 169,500 patients per year in the United States. NSCLC accounts for almost 80% of lung cancer cases. We are currently evaluating RSR13 as a radiation enhancer for the treatment of patients with locally advanced, inoperable NSCLC, also known as Stage III NSCLC. Radiation therapy for treatment of Stage III NSCLC is administered to approximately 60,000 patients per year in the United States and is intended to prevent or reduce complications and control local tumor growth in the chest. The median survival time of patients with Stage III NSCLC is approximately nine to twelve months. In addition to patients with Stage III NSCLC, we believe RSR13 could also be used to treat approximately 70,000 patients with other stages of NSCLC who are treated with radiation therapy each year in the United States.

     At the May 2001 Annual Meeting of the American Society of Clinical Oncology
(ASCO), we presented positive results from a 52-patient, open-label, multi-center, Phase II clinical trial of induction chemotherapy followed by chest radiation therapy in combination with RSR13 for stage IIIA/IIIB NSCLC. Analyzing the data from 47 evaluable patients receiving RSR13 plus radiation therapy demonstrated an overall response rate of 89%, with 80% partial responses and 9% complete responses. The objectives of this study were to evaluate overall survival, progression-free interval in the chest, complete and partial response rates in the chest (radiation portal) and time-to-disease progression outside of the radiation portal. The patients received two courses of induction paclitaxel and carboplatin chemotherapy followed by daily RSR13 combined with chest radiation therapy for 32 doses. In November 2001, we presented updated positive response rate and survival results for this trial at the 43rd Annual Meeting of the American Society for Therapeutic Radiology and Oncology (ASTRO). The updated results showed a median survival rate of 20.6 months, 1-year survival rate of 68 percent and an estimated 2-year survival rate of 43 percent. Median time to first progression was 9.9 months. Median tumor progression free survival time in the radiation portal was 24.8 months while median progression free survival time outside the portal was 11.3 months. We are currently evaluating initiation of a Phase III clinical study of RSR13 in patients with Stage III NSCLC.

RSR13 in the Treatment of GBM

     GBM is a deadly form of primary brain cancer. This condition occurs in approximately 11,000 patients per year in the United States. The median survival time of patients with GBM is approximately nine to ten months. Radiation therapy is administered to most patients with GBM and is intended to prevent or reduce complications and improve survival time.

     We have collaborated with the National Cancer Institute, or NCI, sponsored New Approaches to Brain Tumor Therapy, or NABTT, Consortium to complete Phase Ib and Phase II clinical trials of RSR13 in patients with GBM. Based on a 19-patient Phase Ib study, which showed RSR13 was safe and well tolerated, the NABTT consortium conducted a 50-patient, multi-center, Phase II efficacy and safety study of RSR13 combined with a standard six-week course of cranial radiation therapy in newly diagnosed GBM patients. The primary efficacy endpoint of the study was survival time. The Phase II study showed that RSR13-treated patients demonstrated overall survival time of 12.3 months compared to 9.7 months for the NABTT historical control group. The survival rate of RSR13-treated patients at 6 months, 12 months and 18 months were 86%, 54% and 22.2% versus 72.3%, 34.7% and 6.2% for the NABTT control group. With a median follow-up time of 17.6 months, there was a very significant 258% improvement in 18-month survival. Based on these positive survival results, the NABTT consortium has recommended that a Phase III trial be conducted with RSR13 in patients with newly diagnosed GBM.

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

     We have concurrence from the FDA to proceed with a Phase III trial of RSR13 in patients receiving radiation therapy for the treatment of GBM and are evaluating initiation of this trial.

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

RSR13 as a Chemotherapy Enhancer

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

     In December 2000, we initiated a Phase I/II study evaluating the safety and efficacy of RSR13 administered with BCNU (carmustine) chemotherapy for the treatment of recurrent malignant glioma, a type of primary brain cancer. This study is an ongoing, nonrandomized, open-label, multi-center study of escalating doses of RSR13 given with a fixed dose of BCNU to patients with recurring glioma. The study is being conducted by the NCI-sponsored NABTT Consortium. This group previously completed two positive clinical studies of RSR13 combined with whole brain radiation therapy for the treatment of newly diagnosed GBM.

RSR13 for Treating Surgical Hypoxia

     Each year in the United States, approximately 600,000 people undergo cardiopulmonary bypass surgery, or CPB, and approximately seven million patients who have significant cardiovascular risk factors undergo non-cardiac surgery. Over one million of these patients experience cardiovascular complications that frequently result in death or permanent disability. In patients undergoing non-cardiac surgery who have chronic medical conditions, such as coronary artery disease, diabetes and hypertension, complications resulting from tissue hypoxia can be as high as 20%. By inducing hemoglobin to release a greater amount of oxygen during surgery, we believe RSR13 can help mitigate tissue hypoxia resulting from decreased oxygen carrying capacity, decreased blood flow, and, in the case of CPB, decreased body temperature.

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

RSR13 for Treating Cardiovascular Disease and Stroke

     There are approximately 1.7 million hospitalizations per year in the United States for acute coronary syndrome, which includes unstable angina and myocardial infarction. We believe that RSR13 could play a major role in the treatment of patients with acute coronary syndrome. We currently anticipate clinical development for this indication would be in cooperation with a corporate partner.

     We have demonstrated that increasing oxygen release from hemoglobin with RSR13 results in a significant decrease in myocardial hypoxia experienced in animals during reduced coronary artery blood flow. We have also shown that treatment with RSR13 results in a decrease in the release of a biochemical marker associated with heart damage in animal models of myocardial infarction. Based on these findings, an initial Phase Ib safety study was performed on 24 patients with chronic angina taking multiple medications for treatment of their heart disease. This study demonstrated that RSR13 was safe and well tolerated in this patient population. In addition, a 10-patient Phase II clinical trial has been completed to determine if RSR13 can improve the exercise tolerance of patients with coronary artery disease. We are currently evaluating the results of this trial.

     Additionally, our preclinical studies have demonstrated that RSR13 may play a beneficial role in the treatment of stroke.

Other Synthetic Allosteric Modifiers

     We have evaluated over 250 other synthetic allosteric modifiers of hemoglobin, which are analogues of RSR13. Two of these analogues, RSR46 and JP7, are second-generation molecules to RSR13, and, based on preliminary animal studies, are potential candidates for clinical development. In addition, through our research collaborations, we have expanded our drug discovery efforts on the development of synthetic allosteric modifiers for targets of therapeutic interest other than hemoglobin. One such target is red blood cell pyruvate kinase, an enzyme central to the control of red blood cell 2,3-DPG metabolism. Red blood cell pyruvate kinase is an allosteric protein that is structurally very similar to hemoglobin. Increasing red blood cell 2,3-DPG levels by inhibiting red blood cell pyruvate kinase may lead to the development of orally administered products for chronic hypoxic indications, such as peripheral vascular disease, chronic angina and congestive heart failure.

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

     Pursuant to our agreement, Hovione will manufacture and deliver quantities of the bulk drug substance as determined by us for both pre-commercialization and post-commercialization phases of production. Prior to commercialization, Hovione has agreed to complete several objectives, including: process scale-up and validation, manufacture and delivery of independent validation batches, which demonstrate successful validation, and successful characterization and delivery of samples of final bulk drug substance. Process validation for the bulk drug was completed in 2001. All bulk drug substance batches must meet certain performance criteria and Hovione has assured us an uninterrupted supply of the bulk drug substance. We have the exclusive right to sublicense inventions, process improvements and analytical methods developed under this agreement in return for certain payments to Hovione.

     After manufacture, RSR13 sodium salt is formulated under contract for us into the drug product under current Good Manufacturing Practice guidelines by Akorn, Inc. (formerly known as Taylor Pharmaceuticals, Inc.), a company that specializes in the manufacture of sterile injectable products. Under our contract with Akorn, Akorn has agreed to manufacture stability batches, clinical batches and placebo, and support full release and stability testing. In 2001, the required exhibit batches were manufactured and stability testing has begun. We anticipate that Akorn will be able to provide sufficient drug product to complete our ongoing and currently planned clinical trials and early commercial needs.

     We are in the process of establishing a manufacturing agreement with an additional supplier of RSR13 bulk drug substance. We may establish manufacturing agreements with other parties for additional commercial scale manufacturing of RSR13 bulk drug substance and formulated drug product. In January 2002, we signed a term sheet for manufacturing and supply of bulk drug substance for clinical and commercial use.

SALES AND MARKETING

     We intend to market RSR13 directly to the approximately 9,400 radiation therapists and medical oncologists in the United States through a specialty sales force. We expect to begin hiring this sales force around the time we submit a New Drug Application to the FDA for the use of RSR13 in an oncology indication.

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

     The process required by the FDA before our product candidates may be marketed in the United States generally involves the following:

     o    preclinical laboratory and animal tests;

     o submission to the FDA of an Investigational New Drug, or IND, application which must become effective before clinical trials may begin;

     o adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed pharmaceutical in our intended use; and

     o submission to the FDA of a New Drug Application, or NDA, that must be approved.

     The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approval will be granted on a timely basis, if at all.

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

     Human clinical trials are typically conducted in three sequential phases, which may overlap:

     o PHASE I: The drug is initially administered into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

     o PHASE II: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

     o PHASE III: When Phase II evaluations demonstrate that a dosage range of the drug is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage, clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

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

     The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of a NDA for approval of the marketing and commercial shipment of the product candidate. The FDA may deny a NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if such data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products, which have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

     In November 1997, the Food and Drug Administration Modernization Act was signed into law. That act codified the FDA's policy of granting "Fast Track" approval for cancer therapies and other therapies intended to treat severe or life-threatening diseases. Previously, the FDA approved cancer therapies primarily based on patient survival rates and/or data on improved quality of life. This new policy is intended to facilitate the study of cancer therapies and shorten the total time for marketing approvals; however, it is too early to tell what effect, if any, these provisions may actually have on product approvals. In November 2000, we announced that the FDA had designated RSR13 a Fast Track Product for the treatment of brain metastases.

     Satisfaction of the above FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of the pharmaceutical product candidate. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities.

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

     The licensed patents, which expire at various times between February 2010 and October 2016, contain claims covering methods of allosterically modifying hemoglobin with RSR13 and other compounds, the site within hemoglobin where RSR13 binds, and certain clinical applications of RSR13 and other allosteric hemoglobin modifier compounds, including, among others:

     o    treating cancerous tumors;

     o    treating ischemia or oxygen deprivation;

     o    treating stroke or cerebral ischemia;

     o    treating surgical blood loss;

     o    performing cardiopulmonary bypass surgery; and

     o    treating hypoxia.

     Under a separate agreement with VCUIPF, we have rights to acquire an exclusive worldwide license to any technology which is developed using research funding provided by us to VCU under a Sponsored Research Agreement. This agreement allows us to access a drug discovery presence without having to develop in-house research and development capabilities. We have the option to acquire a license for six months from the date any developed technology is disclosed to us. All that is required to exercise our option is to provide notification to VCUIPF, and to assume responsibility for all legal expenses for securing intellectual property protection for technology developed under the Sponsored Research Agreement. We have the exclusive right to sublicense any technology to third parties and affiliates. We are required to pay VCUIPF a running royalty on our worldwide net revenue arising from commercialization of the technology developed. We have exercised our option on one technology under this agreement which pertains to allosteric inhibitors and activators of red blood cell kinase. We may terminate this agreement without cause by giving VCUIPF ninety days written notice. VCUIPF may terminate this agreement upon certain payment and reporting breaches by us. Either party may terminate this agreement for certain uncured breaches.

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

     Our competitors may:

     o    develop safer and more effective products;

     o obtain patent protection or intellectual property rights that limit our ability to commercialize products; or

     o    commercialize products earlier than us.

     We expect technology developments in our industry to continue to occur at a rapid pace. Commercial developments by our competitors may render some or all of our potential products obsolete or non-competitive, which would materially harm our business and financial condition.

HUMAN RESOURCES

     As of December 31, 2001, we had a total of 58 full-time employees and three part-time employees. Of those, 43 are engaged in research and development, preclinical and clinical testing, manufacturing and regulatory affairs. The remaining 18 are involved in marketing, finance, administration and operations. We believe that we have good relationships with our employees. We have never had a work stoppage, and none of our employees is represented under a collective bargaining agreement.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN REVENUE OR PROFITABILITY IN THE FUTURE.

     We have experienced operating losses since we began operations in 1994. As of December 31, 2001, we had an accumulated deficit of approximately $87 million. We expect to incur additional operating losses over the next several years and expect cumulative losses to increase substantially as our research and development, preclinical, clinical and manufacturing efforts expand. We have had no revenue to date. Our ability to achieve revenue and profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates. We cannot assure you that we will achieve revenue or profitability.

OUR PRODUCT CANDIDATES ARE IN THE EARLY STAGES OF DEVELOPMENT AND MAY NEVER BE FULLY DEVELOPED IN A MANNER SUITABLE FOR COMMERCIALIZATION. IF WE DO NOT DEVELOP COMMERCIALLY SUCCESSFUL PRODUCTS, OUR ABILITY TO GENERATE REVENUE WILL BE LIMITED.

     If we are unable to successfully commercialize our product candidates, we will be unable to generate any meaningful amounts of revenue and will incur continued losses. We may not be able to continue as a going concern if we are unable to generate meaningful amounts of revenue to support our operations or cannot otherwise raise the necessary funds to support our operations. We have no products that have received regulatory approval for commercial sale. All of our product candidates are in early stages of development, and significant research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. Substantially all of our efforts and expenditures over the next few years will be devoted to RSR13. Accordingly, our future prospects are substantially dependent on favorable results from clinical trials utilizing RSR13. None of our product candidates, including RSR13, is expected to be commercially available until at least 2004.

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

     Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory clearances, and the FDA can request that we conduct additional trials. For example, we are currently planning to perform only one Phase III clinical trial prior to seeking FDA approval for our first product candidate. We believe that if the results of this Phase III clinical trial are consistent with our prior Phase II clinical results, this Phase III clinical trial can serve as the basis for obtaining FDA approval. However, if the results are inconclusive, a second trial may be necessary. If we have to conduct further clinical trials, whether for RSR13 or other product candidates we develop in the future, it would significantly increase our expenses and delay marketing of our product candidates. See "Business--Government Regulation" for a detailed discussion of the regulatory approval process.

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

     Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

     o    the receipt of regulatory approval for the uses that we are studying;

     o the establishment and demonstration in the medical community of the safety and efficacy of our products and their potential advantages over existing and newly developed therapeutic products;

     o    ease of use of our products;

     o pricing and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations and other plan administrators; and

     o    the effectiveness of our sales and marketing efforts.

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

     We believe that our existing cash and investment securities will be sufficient to support our current operating plan through at least the end of 2003. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Our success will depend in part on our ability to obtain and maintain meaningful patent protection for our products, both in the United States and in other countries. We rely on patents to protect a large part of our intellectual property and our competitive position. We currently own or exclusively license 39 patents and patent applications (including pending applications, abandoned applications, and U.S. provisional applications), both in the United States and in other countries. Any patents issued to or licensed by us could be challenged, invalidated, infringed, circumvented or held unenforceable. In addition, it is possible that no patents will issue on any of our licensed patent applications. It is possible that the claims in patents that have been issued or licensed to us or that may be issued or licensed to us in the future will not be sufficiently broad to protect our intellectual property or that the patents will not provide protection against competitive products or otherwise be commercially valuable. Failure to obtain and maintain adequate patent protection for our intellectual property would impair our ability to be commercially competitive.

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

     Currently, we are supporting research with respect to allosteric modification of proteins at Virginia Commonwealth University in the laboratories of Dr. Donald Abraham, a founder, stockholder and director. In addition, our manufacturing is currently performed by a limited number of third-party manufacturers with whom we have contracts. Any failure by our third-party manufacturers to supply our requirements for clinical trial materials, including RSR13 bulk drug substance or fomulated drug product, would jeopardize the completion of such trials and our ultimate ability to commercialize RSR13. Prior to regulatory approval of RSR13, we may seek to establish supply agreements with additional sources of supply for bulk drug substance and formulated drug product. However, only a limited number of contract manufacturers are both capable of manufacturing our product candidates and complying with current federal and state good manufacturing practice regulations. Accordingly, we may not be able to enter into supply agreements on commercially acceptable terms and, even if we do, any manufacturers with which we contract may not be able to deliver supplies in appropriate quantity.

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

     Our results of operations have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline. Some of the factors that could cause our results of operations to fluctuate include:

     o    the status of development of our various product candidates;

     o the time at which we enter into research and license agreements with corporate partners, if any, that provide for payments to us, and the timing and accounting treatment of payments to us under those agreements;

     o whether or not we achieve specified research or commercialization milestones;

     o timely payment by our corporate partners, if any, of amounts payable to us;

     o    the addition or termination of research programs or funding support;
          and

     o variations in the level of expenses related to our proprietary product candidates during any given period.

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

     We are a small company with approximately 60 employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions and scientists. Competition for personnel and academic collaborations is intense. In particular, our product development programs depend on our ability to attract and retain highly skilled chemists and clinical development personnel. In addition, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or maintain relationships. If we fail to negotiate additional acceptable collaborations with academic institutions and scientists, or if our existing academic collaborations were to be unsuccessful, our product development programs may be delayed.

ITEM 2. PROPERTIES

     Our corporate headquarters facility consists of approximately 31,228 square feet in Westminster, Colorado. We lease our corporate headquarters facility pursuant to a lease agreement that expires in November 2008. We believe that our leased facilities are adequate to meet our needs for the next 3 years. We also lease approximately 1,800 square feet of office and laboratory space in Richmond, Virginia. We lease this space under a renewable operating lease, which expires in October 2004.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "ALTH." Trading of our common stock commenced on March 28, 2000, following completion of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market:

Year Ended December 31, 2000                HIGH     LOW
                                           ------   ------
First Quarter (from March 28) ..........   $16.00   $12.75
Second Quarter .........................   $15.06   $ 8.50
Third Quarter ..........................   $15.06   $ 8.38
Fourth Quarter .........................   $11.25   $ 4.75

Year Ended December 31, 2001                HIGH     LOW
                                           ------   ------
First Quarter .....................        $ 8.88   $ 4.28
Second Quarter ....................        $ 7.63   $ 4.41
Third Quarter .....................        $ 5.66   $ 4.25
Fourth Quarter ....................        $ 7.60   $ 4.40

     On February 22, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $5.95 per share. On February 22, 2002, we had approximately 115 holders of record of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with our financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this report. The statement of operations data for the years ended December 31, 1999, 2000 and 2001, and the balance sheet data as of December 31, 2000 and 2001, are derived from, and qualified by reference to, our audited financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 1997 and 1998, and the balance sheet data as of December 31, 1997, 1998 and 1999, are derived from our audited financial statements that do not appear in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

                                                                                                                      CUMULATIVE
                                                                                                                     PERIOD FROM
                                                                                                                     SEPTEMBER 1,
                                                                                                                     1992 (DATE OF
                                                                                                                      INCEPTION)
                                                                  YEARS ENDED DECEMBER 31,                             THROUGH
                                          ------------------------------------------------------------------------   DECEMBER 31,
                                              1997           1998           1999           2000           2001           2001
                                          ------------   ------------   ------------   ------------   ------------   ------------
                                                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Operating expenses:
  Research and development .............  $      3,865   $      5,941   $      7,836   $     10,737   $     12,660   $     46,343
  Clinical manufacturing ...............         1,564          1,768          1,382          3,200          3,143         11,508
  General and administrative ...........         1,262          1,486          2,379         13,775          9,277         30,223
                                          ------------   ------------   ------------   ------------   ------------   ------------
         Total operating expenses ......         6,691          9,195         11,597         27,712         25,080         88,074
Loss from operations ...................        (6,691)        (9,195)       (11,597)       (27,712)       (25,080)       (88,074)
Interest and other income, net .........           178            621            309          4,351          4,936         10,833
                                          ------------   ------------   ------------   ------------   ------------   ------------
Net loss ...............................        (6,513)        (8,574)       (11,288)       (23,361)       (20,144)       (77,241)
Dividend related to beneficial
  conversion feature of preferred
  stock ................................            --             --         (9,613)            --             --         (9,613)
Net loss attributable to common
  stockholders .........................  $     (6,513)  $     (8,574)  $    (20,901)  $    (23,261)  $    (20,144)  $    (86,854)
Weighted-average  basic and  diluted
  net loss per share ...................  $      (3.52)  $      (4.38)  $     (10.48)  $      (1.30)  $      (0.88)
Weighted-average shares used in
  computing basic and diluted net
  loss per share .......................     1,848,208      1,959,071      1,994,764     18,058,802     22,970,974


                                                                                    AS OF DECEMBER 31,
                                                          ------------------------------------------------------------------
                                                             1997          1998          1999          2000          2001
                                                          ----------    ----------    ----------    ----------    ----------
                                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments .....   $      479    $    9,582    $    9,475    $   61,777    $   59,769
Long-term marketable securities .......................           --            --            --        23,906         9,843
Working capital (deficiency) ..........................       (1,149)        8,146         8,784        59,170        55,650
Total assets ..........................................          830        10,480        10,206        86,259        72,174
Long-term obligations, less current portion ...........           89           147            69             8            --
Convertible preferred stock ...........................       12,804        30,751        49,899            --            --
Common stock ..........................................          204           207         7,022       156,625       156,948
Accumulated deficit ...................................      (13,874)      (22,447)      (43,348)      (66,710)      (86,854)
Total stockholders' equity (deficit) ..................       (1,005)        8,371         8,991        83,411        67,151

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a biopharmaceutical company focused on developing and commercializing innovative small molecule drugs for improving cancer treatments. Small molecule drugs, in general, are non-protein products produced by chemical synthesis rather than biologic methods. Our lead compound, RSR13 (generic name: efaproxiril sodium), is a synthetic small molecule that increases the release of oxygen from hemoglobin, the oxygen-carrying protein contained within red blood cells. The presence of oxygen in tumors is an essential element for the effectiveness of radiation therapy and some chemotherapy agents in the treatment of cancer. By increasing tumor oxygenation, RSR13 has the potential to enhance the efficacy of standard radiation therapy and certain chemotherapeutic drugs. Unlike chemotherapeutics or other radiosensitizers, RSR13 does not have to cross the blood brain barrier and enter the tumor for efficacy. We believe RSR13 can be used to improve existing cancer treatments and treat many diseases and clinical conditions attributed to or aggravated by oxygen deprivation. Deprivation of oxygen in the body is called hypoxia.

     We have devoted substantially all of our resources to research and clinical development. We have not derived any commercial revenues from product sales, and we do not expect to receive product revenues until at least 2004. We have incurred significant operating losses since our inception in 1992 and, as of December 31, 2001, had an accumulated deficit of $86,853,945. There can be no assurance if or when we will become profitable. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing research and development costs, in addition to costs related to clinical trials and manufacturing activities. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our product candidates, and obtain required regulatory clearances and successfully manufacture and market our future products.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Expenses

     Research and Development. Research and development expenses were $12,659,000 for the year ended December 31, 2001, compared to $10,737,000 for the year ended December 31, 2000 and $7,836,000 for the year ended December 31, 1999. Excluding the impact of non-cash charges comprising amortization of deferred compensation and stock expense (see "Non-cash Charges" below), research and development expenses were $11,426,000 for the year ended December 31, 2001, compared to $6,215,000 and $6,144,000 for the years ended December 31, 2000 and 1999, respectively. The $5,211,000, or 84%, increase from 2000 to 2001 was due primarily to increased clinical trial costs associated with our first Phase III clinical trial of RSR13 and the additional headcount required to support this trial. We expect research and development expenses to increase in 2002 as we continue our Phase III study and begin several additional Phase II clinical trials of RSR13. The $71,000, or 1%, increase in research and development spending from 1999 to 2000 was due primarily to additional headcount and administration costs to complete several Phase II clinical trials.

     Clinical Manufacturing. Clinical manufacturing expenses include the cost of manufacturing RSR13 for use in clinical trials and costs associated with the scale-up of manufacturing to support commercial requirements. Clinical manufacturing expenses for the years ended December 31, 2001, 2000 and 1999 were $3,143,000, $3,201,000 and $1,382,000, respectively. The $58,000, or 2%, decrease in 2001 compared to 2000 primarily resulted from decreased consulting and formulation expenses. The $1,819,000, or 132%, increase in 2000 compared to 1999 primarily resulted from increased costs incurred in manufacturing more bulk drug substance and drug product for our clinical trials.

     General and Administrative. General and administrative expenses for the years ended December 31, 2001, 2000 and 1999 were $9,277,000, $13,775,000 and
$2,379,000, respectively. Excluding the impact of non-cash charges comprising amortization of deferred compensation and stock compensation expense, (see "Non-cash Charges" below), general and administrative expenses were $6,917,000, $3,610,000 and $1,703,000 for the years ended

December 31, 2001, 2000 and 1999, respectively. The $3,307,000, or 92%, increase for 2001 compared to 2000 and the $1,907,000 or 1,120% increase in 2000 compared to 1999, are both primarily the result of additional costs associated with being a public company, increased personnel costs and increased facility costs.

     Non-cash Charges. We have recorded compensation charges resulting from certain options granted to employees prior to our March 2000 initial public offering with exercise prices below the fair market value of our common stock on their respective grant dates. For the years ended December 31, 2001, 2000 and 1999, we recorded amortization of deferred stock compensation of $3,462,000, $7,181,000 and $1,554,000, respectively. Of the $3,462,000 recorded for the year ended December 31, 2001, $2,287,000 related to general and administrative, $1,023,000 related to research and development and the remaining $152,000 related to clinical manufacturing. Of the $7,181,000 recorded for the year ended December 31, 2000, $4,663,000 related to general and administrative, $2,287,000 related to research and development and the remaining $231,000 related to clinical manufacturing. Of the $1,554,000 recorded for the year ended December 31, 1999, $1,533,000 related to research and development and the remaining $21,000 related to general and administrative. At December 31, 2001, the Company had $2,944,000 of deferred compensation remaining to be amortized.

     For the year ended December 31, 2001, we recorded stock compensation expense of $283,000 due to changes to the original terms of various grant agreements. Of this amount, $73,000 related to general and administrative and the remaining $210,000 related to research and development.

     For the year ended December 31, 2000, we recorded $7,617,000 in stock compensation expense in connection with the forgiveness of the 1996 Notes (as defined below). Of this amount, $5,417,000 related to general and administrative and the remaining $2,200,000 related to research and development. This compensation charge was a result of obtaining recourse notes receivable in March 1996 (the "1996 Notes") from two officers in the amount of $90,000 upon the officers' exercise of 558,000 stock options. The 1996 Notes accrued interest at 8% annually with interest and principal originally due March 1998. In December 1997, the maturity dates for the 1996 Notes were extended by two years and extended by an additional year in January 2000. Upon forgiveness of the notes in March 2000, we recorded stock compensation expense based upon the difference between the fair market value of the underlying common stock and option exercise price. In addition, we recorded $120,000 of compensation expense due to the extinguishment of the notes. Of this amount, $35,000 related to research and development and the remaining $85,000 related to general and administrative.

     For the year ended December 31, 1999, we recorded $814,000 in stock compensation expense in connection with the extension of the 1997 Notes (as defined below). Of this amount, $655,000 related to general and administrative and the remaining $159,000 related to research and development. This compensation charge was a result of obtaining recourse notes receivable in December 1997 (the "1997 Notes") from two officers in the amount of $50,000 upon the officers' exercise of 123,000 stock options. The 1997 Notes accrued interest at 6% annually with interest and principal originally due December 1999. In January 2000, the maturity dates for the 1997 Notes were extended by one year and later paid in full. We recorded stock compensation expense based upon the difference between the fair market value of the underlying common stock and option exercise price.

Interest and Other Income, Net

     Interest income, net of interest expense, was $4,935,000, $4,351,000 and $310,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The $584,000 increase in 2001 as compared to 2000 and the $4,041,000 increase in 2000 as compared to 1999 were attributable to increased average investment balances from the proceeds of our initial public offering and higher yields on U.S. government securities, high-grade commercial paper and corporate notes and money market funds held by us.

Income Taxes

     As of December 31, 2001, we had net operating loss carryforwards and research and development credit carryforwards of $52,846,000 and $3,746,000, respectively, available to offset future regular and alternative taxable income. These net operating loss carryforwards expire between 2009 and 2016. The research and development credit carryforwards will expire between 2009 and 2016. The utilization of the loss carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards and research and development credit carryforwards. In addition, the maximum annual use of the net operating loss carryforwards is limited in certain situations where changes occur in our stock ownership.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through private placements of preferred stock and a public equity financing, which have resulted in net proceeds to us of $123,300,000 through December 31, 2001. Since inception, we have used $52,634,000 of cash for operating activities. Cash, cash equivalents and marketable securities were $69,612,000 at December 31, 2001, compared with $85,683,000 at December 31, 2000 and $9,475,000 at December 31, 1999. Working capital at December 31, 2001 was $55,650,000, as compared to $59,170,000 at December 31, 2000, and $8,784,000 at December 31, 1999. Long-term debt was $8,000 and $69,000 for the years ending December 31, 2000 and 1999, respectively. There was no long-term debt at December 31, 2001, which previously consisted primarily of capital equipment lease obligations.

     Net cash used in operating activities was $14,283,000, $7,861,000 and $9,502,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Uses of cash in operating activities were primarily to fund net losses, excluding non-cash charges.

     Net cash provided by investing activities was $15,943,000 for the year ended December 31, 2001 and consisted primarily of proceeds from the maturities of short-term investments, partially offset by the purchase of short-term investments and property and equipment. Net cash used in investing activities was $75,936,000 for the year ended December 31, 2000 and consisted primarily of net purchases of investments and property and equipment. Net cash provided by investing activities was $1,024,000 for the year ended December 31, 1999 and consisted primarily of proceeds from the maturities of short-term investments, partially offset by the purchase of short-term investments and property and equipment.

     Net cash used in financing activities was $480,000 for the year ended December 31, 2001 and consisted primarily of pledging collateral for the line of credit. Net cash provided by financing activities was $82,764,000 for the year ended December 31, 2000 and consisted primarily of proceeds from our initial public offering. Net cash provided by financing activities for the year ended December 31, 1999 was $9,420,000, and consisted primarily of proceeds from the sale of preferred stock.

     Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents and investments, will be adequate to satisfy our capital needs through at least the calendar year 2003. However, our actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our future products and establish new collaborative and licensing arrangements. We may seek to raise any necessary additional funds through equity or debt financing, collaborative arrangements with corporate partners or other sources which may be dilutive to existing stockholders. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

     We own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations. All of these market-risk sensitive instruments are classified as held-to-maturity. We do not own derivative financial instruments in our investment portfolio. Our investment portfolio contains instruments that are subject to the risk of a decline in interest rates. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

     We prepared sensitivity analyses of our interest rate exposures and our exposure from anticipated investment for fiscal 2002 to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 10% adverse change in interest rates from the 2001 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations, cash flows, or financial condition for the next twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required pursuant to this item are included in
Item 14 of this report and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item concerning the Company's directors is incorporated by reference to the information set forth in the sections entitled "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 2001 (the "Proxy Statement"). The information required by this Item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section of the Proxy Statement entitled "Executive Officers and Key Employees."

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

(b) Reports on Form 8-K:

     1. On December 20, 2001, the Company filed a current report on Form 8-K, dated December 17, 2001, regarding the appointment of Michael E. Hart as its President and Chief Executive Officer.

     2. On October 3, 2001, the Company filed a current report on Form 8-K, dated September 24, 2001, regarding Michael J. Gerber's resignation as its Senior Vice President, Clinical Development/Regulatory Affairs.

(c) Exhibits:

     EXHIBIT NO.     DESCRIPTION

         3.01(1)     Amended and Restated Certificate of Incorporation.

         3.02(1)     Bylaws.

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

        10.06(1) Exercise of Option to Nonheme Protein License Agreement with VCU-Intellectual Property Foundation dated March 23, 1998.

        10.07(1) Warrant Agreement to purchase shares of Series B Preferred Stock with Comdisco, Inc. dated April 15, 1996.

        10.08(1) Warrant Agreement to purchase shares of Series C Preferred Stock with Comdisco, Inc. dated May 5, 1998.

        10.09(1) Allos Therapeutics, Inc. Fourth Amended and Restated Stockholder Rights Agreement dated October 4, 1999.

        10.10(1)(*)  Allos Therapeutics, Inc. 1995 Stock Option Plan, as amended to date.

        10.11(1) Lease Agreement with Virginia Biotechnology Research Park Authority dated July 28, 1999.

        10.12(1) Term Sheet for Contract API Supply between Allos and Hovione dated March 25, 1999.

        10.13(1) Confirmatory letter agreement with Hovione Inter Limited dated January 13, 2000.

        10.14(1) Development and Investigational Supply Proposal between Taylor Pharmaceuticals and Allos Therapeutics, Inc. dated December 30, 1998.

        10.15(2)(*)  Employment Agreement between Dr. Hoffman and Allos
                     Therapeutics, Inc. dated January 17, 2001.

        10.16(*) Employment Agreement between Michael E. Hart and Allos Therapeutics, Inc. dated December 17, 2001.

        10.17(2)(*)  Allos Therapeutics, Inc. Severance Benefit Plan, effective
                     January 16, 2001, and related benefit schedule thereto.

        10.18(3)(*)  Allos Therapeutics, Inc. 2001 Employee Stock Purchase Plan
                     and form of Offering.

        10.19(4) Office Lease with Catellus Development Corporation dated April, 2001.

        10.20(*) Separation Agreement between Dr. Gerber and Allos Therapeutics, Inc., dated September 24, 2001.

        10.21(5)(*)  2000 Stock Incentive Compensation Plan

        10.22(6)(*)  2002 Broad Based Equity Incentive Plan

        23.01        Consent of PricewaterhouseCoopers LLP, Independent
                     Accountants.

        24.01        Power of Attorney (see page 29 herein)

----------

(*)  Indicates Management Contract or Compensatory Plan or Arrangement.

(1) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-95439) and amendments thereto, declared effective March 27, 2000.

(2) Incorporated by reference to our Annual Report on Form 10-K (File No. 000-29815), as filed with the Commission on March 7, 2001.

(3) Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-60430), as filed with the Commission on May 8, 2001.

(4) Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-29815), as filed with the Commission on August 14, 2001.

(5) Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-38696), as filed with the Commission on June 6, 2000.

(6) Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-76804), as filed with the Commission on January 16, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALLOS THERAPEUTICS, INC.

Date: March 12, 2002                   By: /s/ Michael E. Hart
                                          --------------------------------------
                                       Michael E. Hart
                                       President and Chief Executive Officer

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

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT ON MARCH 1, 2002, AND IN THE CAPACITIES INDICATED:

NAME                                   TITLE
----                                   -----
/s/ Stephen J. Hoffman                 Chairman, Board of Directors
----------------------------------
       Stephen J. Hoffman

/s/ Michael E. Hart                    President and Chief Executive Officer
----------------------------------     (Principal Executive Officer)
        Michael E. Hart

/s/ Donald J. Abraham                  Director
----------------------------------
       Donald J. Abraham


/s/ Stephen K. Carter                  Director
----------------------------------
       Stephen K. Carter


/s/ Mark G. Edwards                    Director
----------------------------------
        Mark G. Edwards


/s/ Marvin E. Jaffe                    Director
----------------------------------
        Marvin E. Jaffe

                            ALLOS THERAPEUTICS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                          ----
Report of Independent Accountants......................................................................   F-2
Balance Sheets.........................................................................................   F-3
Statements of Operations...............................................................................   F-4
Statements of Changes in Stockholders' Equity (Deficit)................................................   F-5
Statements of Cash Flows...............................................................................   F-7
Notes to Financial Statements..........................................................................   F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Allos Therapeutics, Inc.

     In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allos Therapeutics, Inc. (a company in the development stage) at December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 and the cumulative period from September 1, 1992 (date of inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Denver, Colorado

February 1, 2002, except for Note 11,
as to which the date is March 11, 2002

                            ALLOS THERAPEUTICS, INC.

                                 BALANCE SHEETS

                                                  ASSETS

                                                                                                          DECEMBER 31,
                                                                                                --------------------------------
                                                                                                     2000              2001
                                                                                                --------------    --------------
Current assets:
  Cash and cash equivalents .................................................................   $    1,565,693    $    2,745,151
  Restricted cash ...........................................................................               --           550,000
  Short-term investments ....................................................................       60,211,791        56,473,499
  Prepaid expenses-- research ...............................................................          134,777           787,627
  Prepaid expenses-- other ..................................................................           95,040            90,866
  Other assets ..............................................................................            3,294            25,956
                                                                                                --------------    --------------
         Total current assets ...............................................................       62,010,595        60,673,099
                                                                                                --------------    --------------
Long-term marketable securities .............................................................       23,905,763         9,843,198
Property and equipment (net of accumulated depreciation of $444,408 and
  $443,917, respectively) ...................................................................          326,266         1,653,588
Other assets ................................................................................           16,530             4,364
                                                                                                --------------    --------------
         Total assets .......................................................................   $   86,259,154    $   72,174,249
                                                                                                ==============    ==============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable-- related parties ........................................................   $       97,889    $       82,631
  Accounts payable-- research ...............................................................        2,043,246         3,440,895
  Accrued expenses-- trade ..................................................................          212,015           359,552
  Accrued compensation and employee benefits ................................................          426,052         1,140,275
  Current portion of capital lease obligations ..............................................           61,506                --
                                                                                                --------------    --------------
         Total current liabilities ..........................................................        2,840,708         5,023,353
Long-term portion of capital lease obligations ..............................................            7,814                --
                                                                                                --------------    --------------
         Total liabilities ..................................................................        2,848,522         5,023,353

Commitments (Note 8)

  Preferred stock, $0.001 par value; 10,000,000 shares authorized at
    December 31, 2000 and 2001 respectively, no shares issues or outstanding ................               --                --
  Common stock, $0.001 par value; 75,000,000 shares authorized at
    December 31,  2000 and 2001; 22,954,876 and 23,139,197 shares issued and outstanding
    at December 31, 2000 and 2001, respectively .............................................           22,955            23,139
Additional paid-in capital common stock .....................................................      156,602,391       156,925,292
Accumulated deficit .........................................................................      (66,709,620)      (86,853,945)
Deferred compensation related to grant of options ...........................................       (6,505,094)       (2,943,590)
                                                                                                --------------    --------------

         Total stockholders' equity .........................................................       83,410,632        67,150,896
                                                                                                --------------    --------------

         Total liabilities and stockholders' equity .........................................   $   86,259,154    $   72,174,249
                                                                                                ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                            ALLOS THERAPEUTICS, INC.

                            STATEMENTS OF OPERATIONS


                                                                                                      CUMULATIVE
                                                                                                     PERIOD FROM
                                                                                                     SEPTEMBER 1,
                                                                                                     1992 (DATE OF
                                                                                                      INCEPTION)
                                                               YEARS ENDED DECEMBER 31,                THROUGH
                                                     --------------------------------------------    DECEMBER 31,
                                                         1999            2000            2001            2001
                                                     ------------    ------------    ------------    ------------
Operating expenses:
  Research and development .......................   $  7,836,281    $ 10,736,503    $ 12,659,419    $ 46,341,809
  Clinical manufacturing .........................      1,381,722       3,200,548       3,143,332      11,508,713
  General and administrative .....................      2,379,435      13,775,248       9,277,047      30,223,028
                                                     ------------    ------------    ------------    ------------
          Total operating expenses ...............     11,597,438      27,712,299      25,079,798      88,073,550
Loss from operations .............................    (11,597,438)    (27,712,299)    (25,079,798)    (88,073,550)
Interest and other income, net ...................        309,698       4,350,824       4,935,473      10,832,580
                                                     ------------    ------------    ------------    ------------
          Net loss ...............................    (11,287,740)    (23,361,475)    (20,144,325)    (77,240,970)
Dividend related to beneficial conversion
  feature of preferred stock .....................     (9,612,975)             --              --      (9,612,975)
                                                     ------------    ------------    ------------    ------------
Net loss attributable to common
  stockholders ...................................   $(20,900,715)   $(23,361,475)   $(20,144,325)   $(86,853,945)
                                                     ============    ============    ============    ============
Net loss per share:
  Basic and diluted ..............................   $     (10.48)   $      (1.29)   $      (0.88)
                                                     ============    ============    ============
  Weighted average shares-- basic and
     diluted .....................................      1,994,764      18,058,802      22,970,974
                                                     ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

                            ALLOS THERAPEUTICS, INC.

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                CONVERTIBLE                       NOTES
                                            COMMON STOCK      PREFERRED STOCK     ADDITIONAL    RECEIVABLE
                                          -----------------  ------------------    PAID-IN         FROM       ACCUMULATED
                                           SHARES    AMOUNT    SHARES    AMOUNT    CAPITAL     STOCKHOLDERS     DEFICIT
                                          ---------  ------  ----------  ------   ----------   ------------   -----------
Subscription receivable
 for common stock
 at $1.61 per share ....................         --  $   90          --  $   --   $       --   $         --   $        --
                                          ---------  ------  ----------  ------   ----------   ------------   -----------

BALANCE AT DECEMBER 31, 1992 ...........         --      90          --      --           --             --            --
 Subscription receivable for
   common stock at $1.61
   per share ...........................         --      10          --      --           --             --            --
 Issuance of common stock for
   subscription receivable .............    992,000     892          --      --         (892)            --            --
 Net loss ..............................         --      --          --      --           --             --       (24,784)
                                          ---------  ------  ----------  ------   ----------   ------------   -----------

BALANCE AT DECEMBER 31, 1993 ...........    992,000     992          --      --         (892)            --       (24,784)
Issuance of $.001 par value
   common stock in exchange for
   license agreement ...................    248,000     248          --      --       39,752             --            --
 Issuance of Series A convertible
   preferred stock ($.001 par
   value) together with Series A
   and Series B stock warrants
   at $1.00 per share ..................         --      --     700,000     704      529,023             --            --
 Issuance of Series A convertible
   preferred stock upon exercise of
   Series A warrants at $1.00 per
   share ...............................         --      --   1,300,000   1,300    1,298,700             --            --
 Accretion to redemption value of
   preferred stock .....................         --      --          --      --       58,839             --       (58,839)
 Net loss ..............................         --      --          --      --           --             --      (898,929)
                                          ---------  ------  ----------  ------   ----------   ------------   -----------

BALANCE AT DECEMBER 31, 1994 ...........  1,240,000   1,240   2,000,000   2,004    1,925,422             --      (982,552)
 Issuance of Series A convertible
   preferred stock at $1.00
   per share ...........................         --      --   3,000,000   3,000    2,973,454             --            --
 Accretion to redemption value of
   preferred stock .....................         --      --          --      --      229,837             --      (229,837)
 Net loss ..............................         --      --          --      --           --             --    (2,384,176)
                                          ---------  ------  ----------  ------   ----------   ------------   -----------

BALANCE AT DECEMBER 31, 1995 ...........  1,240,000   1,240   5,000,000   5,004    5,128,713             --    (3,596,565)
 Issuance of Series B convertible
   preferred stock at $1.60
   per share, net of issuance
   costs ...............................         --      --   5,032,500   5,033    7,992,705             --            --
 Cancellation of Series B warrants
   previously issued with Series A .....         --      --          --      (4)           4             --            --
 Cancellation of Series A
   redemption rights ...................         --      --          --      --     (288,676)            --       288,676
 Issuance of common stock upon
   exercise of stock options
   for cash of $4,024 and notes
   receivable of $90,000 at
   $0.16 per share .....................    582,950     583          --      --       93,441        (90,000)           --
 Net loss ..............................         --      --          --      --           --             --    (4,053,027)
                                          ---------  ------  ----------  ------   ----------   ------------   -----------

BALANCE AT DECEMBER 31, 1996 ...........  1,822,950   1,823  10,032,500  10,033   12,926,187        (90,000)   (7,360,916)
 Issuance of common stock
   upon exercise of stock options
   for cash of $20,288 and notes
   receivable of $49,687 at
   $0.16-$0.40 per share ...............    175,770     176          --      --       69,799        (49,687)           --
 Net loss ..............................         --      --          --      --           --             --    (6,512,591)
                                          ---------  ------  ----------  ------   ----------   ------------   -----------

BALANCE AT DECEMBER 31, 1997 ...........  1,998,720   1,999  10,032,500  10,033   12,995,986       (139,687)  (13,873,507)
 Issuance of Series C convertible
   preferred stock at $1.81
   per share, net of issuance
   costs ...............................         --      --   9,944,750   9,945   17,937,102             --            --
 Issuance of common stock
   upon exercise of stock options
   for cash of $3,464 at
   $0.16-$0.40 per share ...............     13,239      13          --      --        3,451             --            --
 Net loss ..............................         --      --          --      --           --             --    (8,573,923)
                                          ---------  ------  ----------  ------   ----------   ------------   -----------

BALANCE AT DECEMBER 31, 1998 ...........  2,011,959   2,012  19,977,250  19,978   30,936,539       (139,687)  (22,447,430)
 Issuance of Series C convertible
   preferred stock at $1.81
   per share, net of issuance
   costs ...............................         --      --   5,311,036   5,311    9,529,532             --            --
 Issuance of common stock upon
   exercise of stock options for
   cash of $3,695 at $0.16-$0.56
   per share ...........................     10,179      10          --      --        3,685             --            --
 Deferred compensation related to
   options .............................         --      --          --      --    6,811,055             --            --
 Beneficial conversion feature
   related to issuance of
   preferred stock .....................         --      --          --      --    9,612,975             --    (9,612,975)
 Net loss ..............................         --      --          --      --           --             --   (11,287,740)
                                          ---------  ------  ----------  ------   ----------   ------------   -----------

BALANCE AT DECEMBER 31, 1999 ...........  2,022,138   2,022  25,288,286  25,289   56,893,786       (139,687)  (43,348,145)

                                                             TOTAL
                                                         STOCKHOLDERS'
                                            DEFERRED        EQUITY
                                          COMPENSATION     (DEFICIT)
                                          ------------   -------------
Subscription receivable
 for common stock
 at $1.61 per share ....................  $         --   $          90
                                          ------------   -------------

BALANCE AT DECEMBER 31, 1992 ...........            --              90
 Subscription receivable for
   common stock at $1.61
   per share ...........................            --              10
 Issuance of common stock for
   subscription receivable .............            --              --
 Net loss ..............................            --         (24,784)
                                          ------------   -------------

BALANCE AT DECEMBER 31, 1993 ...........            --         (24,684)
Issuance of $.001 par value
   common stock in exchange for
   license agreement ...................            --          40,000
 Issuance of Series A convertible
   preferred stock ($.001 par
   value) together with Series A
   and Series B stock warrants
   at $1.00 per share ..................            --         529,727
 Issuance of Series A convertible
   preferred stock upon exercise of
   Series A warrants at $1.00 per
   share ...............................            --       1,300,000
 Accretion to redemption value of
   preferred stock .....................            --              --
 Net loss ..............................            --        (898,929)
                                          ------------   -------------

BALANCE AT DECEMBER 31, 1994 ...........            --         946,114
 Issuance of Series A convertible
   preferred stock at $1.00
   per share ...........................            --       2,976,454
 Accretion to redemption value of
   preferred stock .....................            --              --
 Net loss ..............................            --      (2,384,176)
                                          ------------   -------------

BALANCE AT DECEMBER 31, 1995 ...........            --       1,538,392
 Issuance of Series B convertible
   preferred stock at $1.60
   per share, net of issuance
   costs ...............................            --       7,997,738
 Cancellation of Series B warrants
   previously issued with Series A .....            --              --
 Cancellation of Series A
   redemption rights ...................            --              --
 Issuance of common stock upon
   exercise of stock options
   for cash of $4,024 and notes
   receivable of $90,000 at
   $0.16 per share .....................            --           4,024
 Net loss ..............................            --      (4,053,027)
                                          ------------   -------------

BALANCE AT DECEMBER 31, 1996 ...........            --       5,487,127
 Issuance of common stock
   upon exercise of stock options
   for cash of $20,288 and notes
   receivable of $49,687 at
   $0.16-$0.40 per share ...............            --          20,288
 Net loss ..............................            --      (6,512,591)
                                          ------------   -------------

BALANCE AT DECEMBER 31, 1997 ...........            --      (1,005,176)
 Issuance of Series C convertible
   preferred stock at $1.81
   per share, net of issuance
   costs ...............................            --      17,947,047
 Issuance of common stock
   upon exercise of stock options
   for cash of $3,464 at
   $0.16-$0.40 per share ...............            --           3,464
 Net loss ..............................            --      (8,573,923)
                                          ------------   -------------

BALANCE AT DECEMBER 31, 1998 ...........            --       8,371,412
 Issuance of Series C convertible
   preferred stock at $1.81
   per share, net of issuance
   costs ...............................            --       9,534,843
 Issuance of common stock upon
   exercise of stock options for
   cash of $3,695 at $0.16-$0.56
   per share ...........................            --           3,695
 Deferred compensation related to
   options .............................    (4,442,294)      2,368,761
 Beneficial conversion feature
   related to issuance of
   preferred stock .....................            --              --
 Net loss ..............................            --     (11,287,740)
                                          ------------   -------------

BALANCE AT DECEMBER 31, 1999 ...........    (4,442,294)      8,990,971

                            ALLOS THERAPEUTICS, INC.

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (CONTINUED)

                                                              CONVERTIBLE                         NOTES
                                      COMMON STOCK          PREFERRED STOCK       ADDITIONAL    RECEIVABLE
                                   -------------------  ----------------------     PAID-IN         FROM      ACCUMULATED
                                     SHARES    AMOUNT      SHARES      AMOUNT      CAPITAL     STOCKHOLDERS   DEFICIT
                                   ----------  -------  -----------   --------   ------------  ------------ ------------
BALANCE AT DECEMBER 31, 1999 ....   2,022,138    2,022   25,288,286     25,289     56,893,786    (139,687)   (43,348,145)
Issuance of 5,000,000
   shares of common stock,
   net of issuance costs ........   5,000,000    5,000           --         --     82,764,396          --             --
Conversion of preferred
   stock to common
   stock upon IPO ...............  15,678,737   15,679  (25,288,286)   (25,289)         9,610          --             --
Extinguishment of notes
   receivable ...................          --       --           --         --             --     139,687             --
Issuance of common stock
   upon exercise of stock
   options for cash of
   $76,358 at $0.16 - $0.56
   per share ....................     254,001      254           --         --         73,601          --             --
 Deferred compensation
   related to options ...........          --       --           --         --     16,860,998          --             --
 Net loss .......................          --       --           --         --             --          --    (23,361,475)
                                   ----------  -------  -----------   --------   ------------   ---------   ------------
BALANCE AT DECEMBER 31, 2000 ....  22,954,876   22,955           --         --    156,602,391          --    (66,709,620)
Issuance of common stock
   upon exercise of stock
   options for cash of
   $103,831 at $0.40 - $2.42
   per share ....................     175,096      175           --         --        103,656          --             --
Issuance of common stock
   upon exercise of
   purchase rights at an
   exercise price of
   $3.84 per share ..............       9,225        9           --         --         35,433          --             --
Stock compensation expense ......          --       --           --         --        283,512          --             --
Deferred compensation
   related to options ...........          --       --           --         --        (99,700)         --             --
 Net loss .......................          --       --           --         --             --          --    (20,144,325)
                                   ----------  -------  -----------   --------   ------------   ---------   ------------
BALANCE AT DECEMBER 31, 2001 ....  23,139,197  $23,139           --   $     --   $156,925,292   $      --   $(86,853,945)
                                   ==========  =======  ===========   ========   ============   =========   ============

                                                      TOTAL
                                                  STOCKHOLDERS'
                                     DEFERRED        EQUITY
                                   COMPENSATION     (DEFICIT)
                                   ------------   ------------
BALANCE AT DECEMBER 31, 1999 ....    (4,442,294)     8,990,971
Issuance of 5,000,000
   shares of common stock,
   net of issuance costs ........            --     82,769,396
Conversion of preferred
   stock to common
   stock upon IPO ...............            --             --
Extinguishment of notes
   receivable ...................            --        139,687
Issuance of common stock
   upon exercise of stock
   options for cash of
   $76,358 at $0.16 - $0.56
   per share ....................            --         73,855
 Deferred compensation
   related to options ...........    (2,062,800)    14,798,198
 Net loss .......................            --    (23,361,475)
                                    -----------   ------------
BALANCE AT DECEMBER 31, 2000 ....    (6,505,094)    83,410,632
Issuance of common stock
   upon exercise of stock
   options for cash of
   $103,831 at $0.40 - $2.42
   per share ....................            --        103,831
Issuance of common stock
   upon exercise of
   purchase rights at an
   exercise price of
   $3.84 per share ..............            --         35,442
Stock compensation expense ......            --        283,512
Deferred compensation
   related to options ...........     3,561,504      3,461,804
 Net loss .......................            --    (20,144,325)
                                    -----------   ------------
BALANCE AT DECEMBER 31, 2001 ....   $(2,943,590)  $ 67,150,896
                                    ===========   ============

   The accompanying notes are an integral part of these financial statements.

                            ALLOS THERAPEUTICS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                                 CUMULATIVE
                                                                                                                 PERIOD FROM
                                                                                                                 SEPTEMBER 1,
                                                                                                                     1992
                                                                                                                  (DATE OF
                                                                                                                  INCEPTION)
                                                                             YEARS ENDED DECEMBER 31,              THROUGH
                                                                    ------------------------------------------   DECEMBER 31,
                                                                        1999           2000           2001           2001
                                                                    ------------   ------------   ------------   ------------
Cash Flows From Operating Activities
  Net loss .......................................................  $(11,287,740)  $(23,361,475)  $(20,144,325)  $ (77,240,970)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization ................................       146,413        122,181        277,064         751,267
    Stock-based compensation expense .............................     2,368,761     14,888,198      3,745,316      21,002,275
    Other ........................................................            --             --         30,718          83,124
    Changes in operating assets and liabilities:
      Decrease (increase) in prepaids and other assets ...........        61,794        250,326       (659,173)       (908,814)
      (Increase) decrease in interest receivable on investments ..       (13,810)    (1,472,798)       222,907      (1,344,383)
      Increase (decrease) in accounts payable-- research .........      (737,018)     1,274,655        (15,258)         82,631
      Increase (decrease) in accounts payable-- related parties ..      (108,929)        89,802      1,397,649       3,440,896
      Increase (decrease) in accounts payable-- trade ............       (45,523)       146,892        147,537         359,552
      Increase (decrease) in accrued compensation and employee
         benefits ................................................       113,664        201,673        714,223       1,140,275
                                                                    ------------   ------------   ------------   -------------
         Net cash used in operating activities ...................    (9,502,388)    (7,860,546)   (14,283,342)    (52,634,147)
                                                                    ------------   ------------   ------------   -------------

Cash Flows From Investing Activities
  Acquisition of property and equipment ..........................       (37,901)      (218,087)    (1,635,104)     (2,146,383)
  Purchases of marketable securities .............................   (11,713,177)   (97,994,487)   (45,994,641)   (191,926,306)
  Proceeds from marketable securities ............................    12,774,672     22,227,033     63,572,592     126,953,992
  Payments received on notes receivable ..........................            --         49,687             --          49,687
                                                                    ------------   ------------   ------------   -------------
         Net cash provided by (used in) investing activities .....     1,023,594    (75,935,854)    15,942,847     (67,069,010)
                                                                    ------------   ------------   ------------   -------------

Cash Flows From Financing Activities
  Principal payments under capital leases ........................      (118,406)       (79,042)       (69,320)       (422,088)
  Proceeds from sale leaseback ...................................            --             --             --         120,492
  Proceeds from stockholder loan .................................            --             --             --          12,000
  Repayment of stockholder loan ..................................            --             --             --         (12,000)
  Pledging restricted cash .......................................            --             --       (550,000)       (550,000)
  Proceeds from issuance of convertible preferred
    stock, net of issuance costs .................................     9,534,843             --             --      40,285,809
  Proceeds from issuance of common stock, net of issuance costs ..         3,695     82,843,251        139,273      83,014,095
                                                                    ------------   ------------   ------------   -------------
         Net cash provided by (used in) financing activities .....     9,420,132     82,764,209       (480,047)    122,448,308
                                                                    ------------   ------------   ------------   -------------
Net increase (decrease) in cash and cash equivalents .............       941,338     (1,032,191)     1,179,458       2,745,151
Cash and cash equivalents, beginning of period ...................     1,656,546      2,597,884      1,565,693              --
                                                                    ------------   ------------   ------------   -------------
Cash and cash equivalents, end of period .........................  $  2,597,884   $  1,565,693   $  2,745,151   $   2,745,151
                                                                    ============   ============   ============   =============

Supplemental Schedule of Noncash Operating and Financing
Activities:
  Cash paid for interest .........................................            --        170,172        694,641         874,813
  Issuance of stock in exchange for license agreement ............            --             --             --          40,000
  Capital lease obligations incurred for acquisition of
    property and equipment........................................         2,105             --             --         422,088
  Issuance of stock in exchange for notes receivable .............            --             --             --         139,687

   The accompanying notes are an integral part of these financial statements.

                            ALLOS THERAPEUTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS


1. FORMATION AND BUSINESS OF THE COMPANY

     Allos Therapeutics, Inc. (the "Company") is a biopharmaceutical company focused on developing and commercializing innovative small molecule drugs, initially for improving cancer treatments.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The Company has not generated any revenue to date and its activities have consisted primarily of developing products, raising capital and recruiting personnel. Accordingly, the Company is considered to be in the development stage at December 31, 2001 as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises.

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

Property and Equipment

     The components of property and equipment are as follows:

                                                                      DECEMBER 31,
                                                               ----------------------------     ESTIMATED
                                                                   2000           2001            LIVES
                                                               ------------    ------------    ------------
Office furniture and equipment .............................   $     70,305    $  1,052,810         5 years
Office furniture and equipment under capital leases ........        185,503              --       3.5 years
Computer hardware and software .............................        225,915         587,263         3 years
Computer hardware under capital leases .....................        199,411              --       3.5 years
Lab equipment owned ........................................         45,396         103,224         5 years
Lab equipment under capital leases .........................         23,217              --       3.5 years
Leasehold improvements .....................................         20,927         354,208         7 years
                                                               ------------    ------------
                                                                    770,674       2,097,505
Less accumulated depreciation and amortization .............       (444,408)       (443,917)
                                                               ------------    ------------
                                                               $    326,266    $  1,653,588
                                                               ============    ============

     Property and equipment is recorded at cost and is depreciated using the straight-line method over estimated useful lives. Property and equipment acquired under capital lease agreements are amortized using the straight-line method over the shorter of the estimated useful life or the related lease term. The assets related to the lease agreements were purchased by the Company in August 2001 at their current fair market value. Accumulated amortization for leased equipment was $341,000 at December 31, 2000.

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

Bonus Plan

     The Annual Bonus Program of the Company (the "Bonus Program") was adopted by the Board of Directors on September 15, 1998, and amended by the Board of Directors on July 27, 2000. The Company's bonus plan is intended to promote both individual productivity and employee retention. The bonuses paid under the Bonus Plan are based on a number of criteria including, but not limited to, terms of employee agreements, that participant's individual performance and the results of Corporate Goals established annually by the Board of Directors. Bonuses are paid in cash.

                            ALLOS THERAPEUTICS, INC.

Stock-Based Compensation

     The Company accounts for grants of stock options according to Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees and related Interpretations. Proforma net loss information, as required by SFAS No. 123, Accounting for Stock-Based Compensation, is included in Note 4. Any deferred stock compensation calculated according to APB No. 25 is amortized over the vesting period of the individual options, generally four years, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans.

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

Concentration of Credit

     The Company's cash and cash equivalents and marketable securities at December 31, 2000 and 2001 are maintained in two financial institutions in amount that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in this area. It is the Company's practice to place its investments in high-quality securities.

Net Loss Per Share

     Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common stock, including options, non-vested common stock, convertible preferred stock and convertible preferred stock warrants. Diluted net loss per share for the years ended December 31, 1999, 2000 and 2001 is the same as basic net loss per share because potential common shares were anti-dilutive.

                            ALLOS THERAPEUTICS, INC.

     Anti-dilutive securities as of December 31, 1999, 2000 and 2001 not included in the diluted net loss per share calculations, are as follows:

                                              1999         2000         2001
                                           ----------   ----------   ----------
Non-vested common stock ................        8,680          171           --
Common stock options ...................      822,120    1,859,903    2,442,301
Common stock warrants ..................           --       14,275       14,275
Convertible preferred stock ............   15,678,737           --           --
Convertible preferred stock warrants ...       31,402           --           --
                                           ----------   ----------   ----------
                                           16,540,939    1,874,349    2,456,576
                                           ==========   ==========   ==========

Comprehensive Income

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income includes all changes in equity during a period from non-owner sources. During each of the three years ended December 31, 2001 and for the cumulative period from inception, the Company has not had any significant transactions that are required to be reported as adjustments to determine comprehensive income.

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

Recent accounting pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations ("SFAS 141"), which supercedes Accounting Principles Board Opinion No. 16, Business Combinations. SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, SFAS 141 establishes criteria for the recognition of intangible assets separately from goodwill. The Company is required to adopt SFAS 141 for all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2002 or later. The adoption of SFAS 141 has had no material impact on the Company's results of operations, financial position or cash flows.

     Also in June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). This pronouncement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The Company is required to adopt SFAS 142 at the beginning of the fiscal year ended December 31, 2002. The Company does not expect that the adoption of SFAS 142 will have a material impact on the Company's results of operations, financial position or cash flows.

     Also in June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or

                            ALLOS THERAPEUTICS, INC.

incurs a gain or loss. The Company is required to adopt SFAS 143 at the beginning of the fiscal year ended December 31, 2003. The Company does not expect that the adoption of SFAS 143 will have a material impact on the Company's results of operations, financial position or cash flows.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board Opinion No. 30, Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 develops one accounting model for long-lived assets to be disposed of by sale, as well as addresses the principle implementation issues. The pronouncement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to adopt SFAS 144 at the beginning of the fiscal year ended December 31, 2002. The Company does not expect that the adoption of SFAS 144 will have a material impact on the Company's results of operations, financial position or cash flows.

3. RESTRICTED CASH

     On May 24, 2001, $550,000 of cash was pledged as collateral on a letter of credit related to a building lease and was classified as restricted cash on the balance sheet.

4. MARKETABLE SECURITIES

     In accordance with SFAS No. 115, investments that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity. The investments that the Company has deemed to be held-to-maturity include securities held in high grade commercial paper and corporate notes with maturities ranging from three months to two years, which total approximately $84,117,554 and $66,316,697 at December 31, 2000 and 2001, respectively.

5. STOCKHOLDERS' EQUITY

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

     At December 31, 2001, the Company has reserved shares of common stock for future issuance as follows:

1995 Stock Option Plan ..........   1,525,022
2000 Stock Option Plan ..........   1,128,019
2001 Employee Stock Purchase Plan   1,490,775
Warrants ........................      14,275
                                    ---------
Total ...........................   4,158,091
                                    =========

     Concurrent with the close of the Company's initial public offering, the Company's articles of incorporation were amended to authorize 10,000,000 shares of undesignated preferred stock, none of which are issued or

                            ALLOS THERAPEUTICS, INC.

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

     As of December 31, 2001, the Company had 210,740 shares of common stock available for grant under the 2000 Plan. The 1995 and 2000 Plans provide for appropriate adjustments in the number of shares reserved and granted options in the event of certain changes to the Company's outstanding common stock by reason of merger, recapitalization, stock split or other similar events. Options granted under the Plans may be exercised for a period of not more than ten years from the date of grant or any shorter period as determined by the Board of Directors. Options vest as determined by the Board of Directors, generally over a period of two to four years, subject to acceleration under certain events. The exercise price of any incentive stock option shall equal or exceed the fair market value per share on the date of grant, or 110% of the fair market value per share in the case of a 10% or greater stockholder.

     The Company has granted to selected officers and other key employees stock option awards whose vesting is contingent upon achieving specific criteria. The options will vest based upon meeting certain clinical milestones, a finalizing a corporate partnership and/or co-licensing of an additional compound for development. If such criteria are not met, these options will become fully vested after 7 years from the date of grant. For the options described above, deferred stock-based compensation was recorded at the date of grant, representing the difference between the exercise price and the fair value of the Company's common stock on the date these options were granted, as both the number of shares and the option price were fixed. Deferred stock-based compensation is amortized over the predefined vesting period until it becomes probable that the performance goals will be met; at that time, the amortization of the remaining deferred stock-based compensation will be accelerated so as to be amortized over the period to the date the performance goal is expected to be reached.

                            ALLOS THERAPEUTICS, INC.

     During the years ended December 31, 1999 and 2000, in connection with the grant of certain stock options to employees, the Company recorded deferred stock-based compensation of $9,272,011 representing the difference between the exercise price and the deemed fair value of the Company's common stock on the date these stock options were granted. Deferred compensation is included as a reduction of stockholders' equity and is being amortized in accordance with the accelerated method as described in FASB Interpretation No. 28 over the vesting periods of the related options, which is generally four years. During the year ended December 31, 2001, the Company recorded amortization of deferred stock compensation expense of $3,461,803 of which $1,023,160 related to research and development personnel, $2,286,611 related to general and administrative personnel and $152,032 related to clinical manufacturing personnel. At December 31, 2001, the Company had $2,943,590 of deferred stock-based compensation remaining to be amortized.

     A summary of the Company's stock option activity, and related information follows:

                                           INCENTIVE AND NON-INCENTIVE
                                                  STOCK OPTIONS
                                           ----------------------------
                                                            WEIGHTED
                                                            AVERAGE
                                             SHARES      EXERCISE PRICE
                                           ----------    --------------
OUTSTANDING AT DECEMBER 31, 1998 .......      708,660      $      .39
  Granted ..............................      584,833             .56
  Exercised ............................      (10,178)            .37
  Canceled .............................      (58,145)            .39
                                           ----------      ----------
OUTSTANDING AT DECEMBER 31, 1999 .......    1,225,170             .48
  Granted ..............................      898,171            4.14
  Exercised ............................     (254,002)            .34
  Canceled .............................       (9,436)           3.90
                                           ----------      ----------
OUTSTANDING AT DECEMBER 31, 2000 .......    1,859,903            2.25
  Granted ..............................      860,379            5.66
  Exercised ............................     (175,096)            .59
  Canceled .............................     (102,885)           8.45
                                           ----------      ----------
OUTSTANDING AT DECEMBER 31, 2001 .......    2,442,301      $     3.31
                                           ----------      ----------

VESTED OPTIONS AT DECEMBER 31, 2001 ....    1,538,894      $     1.80
                                           ==========      ==========

     For the year ended December 31, 1999, options exercisable and weighted average exercise price are equal to options outstanding. As of December 31, 1998, 1999, 2000 and 2001 options vested were, 249,371, 592,206, 599,134, and
1,538,894 respectively.

     An analysis of options outstanding at December 31, 2001 follows:

                                          WEIGHTED
                           OPTIONS         AVERAGE
                        OUTSTANDING AT    REMAINING       WEIGHTED      EXERCISABLE AS OF       WEIGHTED
   RANGE OF              DECEMBER 31,    CONTRACTUAL       AVERAGE         DECEMBER 31,     AVERAGE EXERCISE
EXERCISE PRICE               2001           LIFE       EXERCISE PRICE         2001               PRICE
--------------          --------------   -----------   --------------   -----------------   ----------------
$0.00-$ 1.38                   794,141           6.7   $         0.51             794,141   $           0.51
$1.39-$ 5.50                 1,016,360           8.4             3.15             662,681               2.42
$5.51-$ 9.62                   584,500           9.2             6.70              68,534               8.68
$9.63-$13.75                    47,300           8.5            11.87              13,538              12.12
                        --------------   -----------   --------------   -----------------   ----------------
                             2,442,301           8.1   $         3.31           1,538,894   $           1.80
                        ==============   ===========   ==============   =================   ================

                            ALLOS THERAPEUTICS, INC.

EMPLOYEE STOCK PURCHASE PLAN

     On February 28, 2001 the Board of Directors approved the Allos Therapeutics, Inc. 2001 Employee Stock Purchase Plan ("Purchase Plan") which was also approved by the Company's stockholders on April 17, 2001. Under the Purchase Plan, the Company is authorized to issue up to 2,500,000 shares of common stock to qualified employees. Qualified employees can choose each offering to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of the fair market value of a share of common stock on the first day of the offering or the fair market value of a share of common stock on the last day of the purchase period. The Company sold 9,225 shares to employees in 2001 and had 1, 490,775 shares available for sale at December 31, 2001. The Purchase Plan will terminate on February 27, 2011.

PRO FORMA DISCLOSURE

     The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under the company's stock option plans during fiscal 1999, 2000 and 2001 was $6.77, $6.76 and $3.47 per share, respectively. The weighted average estimated grant date fair value of purchase awards under the Company's Purchase Plan during fiscal 2001 was $1.55. The estimated grant date fair values were calculated applying the minimum value method using the Black-Scholes option pricing model.

     The following assumptions are included in the estimated grant date fair value calculations for the Company's stock option and purchase awards:

                                                           YEARS ENDED
                                                           DECEMBER 31,
                                           -------------------------------------------
                                               1999            2000           2001
                                           ------------    ------------   ------------
Stock option plans:
  Expected dividend yield ..............              0%              0%             0%
  Expected stock price volatility ......              0%         73%-90%        49%-83%
  Risk free interest rate ..............    5.14%-11.88%      5.63%-6.5%    3.5%-12.38%
  Expected life (years) ................            7.2             8.5            8.1

                                                          YEARS ENDED
                                                          DECEMBER 31,
                                           ------------------------------------------
                                               1999           2000           2001
                                           ------------   ------------   ------------
Stock purchase plan:
  Expected dividend yield ..............             --             --              0%
  Expected stock price volatility ......             --             --             53%
  Risk free interest rate ..............             --             --           3.49%
  Expected life (years) ................             --             --            2.0

     Had the Company recorded stock compensation expense based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock options plans and stock purchase plan, the Company's net loss and net loss per share would have been increased to the pro forma amounts below:

                                                                     YEARS ENDED
                                                                     DECEMBER 31,
                                                     --------------------------------------------
                                                         1999            2000            2001
                                                     ------------    ------------    ------------
Net loss attributable to common stockholders:
  As reported ....................................   $(20,900,715)   $(23,361,475)   $(20,144,325)
                                                     ------------    ------------    ------------
  Pro forma ......................................   $(20,925,607)   $(24,008,494)   $(21,614,847)
                                                     ============    ============    ============

                            ALLOS THERAPEUTICS, INC.

                                            YEARS ENDED
                                            DECEMBER 31,
                            --------------------------------------------
                                1999            2000            2001
                            ------------    ------------    ------------
Net loss per share:
  As reported ...........   $     (10.48)   $      (1.29)   $      (0.88)
                            ============    ============    ============
  Pro forma .............   $     (10.49)   $      (1.33)   $      (0.94)
                            ============    ============    ============


     Such pro forma disclosures may not be representative of the pro forma effect in future years because options vest over several years and additional grants may be made each year.

6. INCOME TAXES

     Income taxes computed using the federal statutory income tax rate differs from the Company's effective tax primarily due to the following:

                                                                     YEARS ENDED
                                                                     DECEMBER 31,
                                                     --------------------------------------------
                                                         1999            2000            2001
                                                     ------------    ------------    ------------
Federal income tax benefit at 35% ................   $ (3,837,800)   $ (8,176,500)   $ (7,050,500)
State income tax, net of federal benefit .........       (451,500)       (254,400)       (525,300)
Stock-based compensation amortization expense ....        923,800       4,966,000       1,075,200
Research and development credits .................       (587,400)       (685,300)     (1,121,100)
Change in valuation allowance ....................      3,644,900       4,674,800       7,167,700
Other ............................................        308,000        (524,600)        454,000
                                                     ------------    ------------    ------------
          Benefit for income taxes ...............   $         --    $         --    $         --
                                                     ============    ============    ============

                            ALLOS THERAPEUTICS, INC.

     The components of the Company's deferred tax assets under SFAS 109 are as follows:

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                        ----------------------------
                                                            2000            2001
                                                        ------------    ------------
Deferred tax assets:
  Temporary differences .............................   $    299,600    $    416,300
  Research and development credit carryforwards .....      2,625,000       3,746,100
  Net operating loss carryforwards ..................     14,194,000      20,123,900
                                                        ------------    ------------
                    Total deferred tax assets .......     17,118,600      24,286,300
  Valuation allowance ...............................    (17,118,600)    (24,286,300)
                                                        ------------    ------------
                    Net deferred tax assets .........   $         --    $         --
                                                        ============    ============

     The Company's deferred tax assets represent an unrecognized future tax benefit. A valuation allowance has been established for the entire tax benefit as the Company believes that it is more likely than not that such assets will not be realized.

     At December 31, 2001, the Company has approximately $53 million of net operating loss ("NOL") carryforwards and approximately $4 million of research and development ("R&D") credit carryforwards. These carryforwards will expire beginning 2009. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the NOL and R&D credit carryforwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A greater than 50% change in ownership of a company within a three-year period results in an annual limitation on the Company's ability to utilize its NOL and R&D credit carryforwards from tax periods prior to the ownership change. The Company's NOL and R&D credit carryforwards as of December 31, 2001 are subject to annual limitation due to changes in ownership. Future ownership changes could further limit the utilization of the Company's NOL and R&D credit carryforwards.

7. EMPLOYEE BENEFIT PLAN

     The Company maintains a defined contribution plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The Company amended the plan documents on January 1, 1999 to provide a 50% match of employees' contributions up to $2,000 per employee per year. During 2001, the Company made total contributions of $93,601.

8. COMMITMENTS

     The Company leases offices, research and development facilities, as well as certain office and lab equipment under agreements that expire at various dates through 2008. Total rent expense in 1999, 2000 and 2001 and the cumulative period from inception was $179,792, $207,389, $388,993 and $1,108,454, respectively.

     The Company entered into an equipment lease line in 1996, which provided for additional draws through September 30, 1997. The original lease line was $350,000, and the Company utilized $222,650 of the line before the funding period expired. In May 1998, the Company entered into another equipment lease line with a term of 42 months. This lease line provided for draws through September 30, 1999. The original lease line was $250,000 of which $199,439 had been utilized before the financing period expired. Under the terms of both master lease agreements, the Company purchased the leased equipment at its fair market value in August, 2001, thus ending the lease obligations.

                            ALLOS THERAPEUTICS, INC.

     The aggregate future minimum rental commitments as of December 31, 2001, for capital and noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

                                 OPERATING
                                   LEASES
                                 ----------
Year Ending December 31:
  2002 .......................   $  655,938
  2003 .......................      577,911
  2004 .......................      605,201
  2005 .......................      557,568
  2006 .......................      551,137
  Thereafter .................    1,068,421
                                 ----------
Minimum lease payments .......   $4,016,176
                                 ==========

9. ROYALTY AND LICENSE FEE COMMITMENTS

     On January 14, 1994, the Company entered into a license agreement with the Center for Innovative Technology ("CIT"), under which CIT grants to the Company an exclusive, worldwide license to practice, develop and use its technology and licensed patent rights to develop and market the Company's products. In exchange for the license agreement, the Company paid CIT $50,000 in cash and issued 248,000 shares of its common stock valued at $0.16 per share. This agreement was assigned by CIT to the Virginia Commonwealth University Intellectual Property Foundation, or VCUIP on June 30, 1997. Under the agreement, the Company has the right to grant sublicenses, for which it must also pay royalties to VCUIPF for products produced by the sublicensees. VCUIPF has the primary responsibility to file, prosecute, and maintain intellectual property protection, but the Company has agreed to reimburse costs incurred by VCUIPF after July 1, 1993 related to obtaining and maintaining intellectual property protection. Also, pursuant to the agreement, the Company will pay VCUIPF a running royalty of 1.25% of our worldwide net revenue arising from the sale, lease or other commercialization of the allosteric hemoglobin modifier compounds. This agreement terminates on the date the last United States patent licensed to the Company under the agreement expires, which is October, 2016. Quarterly royalty payments are due within 60 days from the end of each calendar quarter. As of December 31, 2001, no royalty payments have been incurred.

     In addition, the CIT license agreement requires the Company to sponsor research at Virginia Commonwealth University ("VCU"). As of December 31, 2001, the Company entered into sponsored research agreements with VCU which extend through June 30, 2002. The Company has an aggregate commitment under the agreement to pay VCU $425,614.

10. RELATED PARTY TRANSACTIONS

     In December 1994, the Company renegotiated a consulting agreement for scientific advisory services with Dr. Marvin Jaffe, a director of the Company. Under the agreement, which is renewable annually upon mutual consent, the Company will pay Dr. Jaffe consulting fees at $2,000 per month. For 1999, 2000 and 2001 and the cumulative period from inception, the Company paid Dr. Jaffe consulting fees of $24,000, $24,000, $24,000 and $209,017, respectively. Of these amounts, $2,000 was included in accounts payable at December 31, 1999 and 2000, and $4,000 was included in accounts payable at December 31, 2001. In addition, the Company granted Dr. Jaffe stock options to purchase a total of 65,800 shares of the Company's common stock at $0.16 to $6.73 per share under its Stock Option Plans in 1994, 1995, 1997, 2000 and 2001.

     In July 1997, the Company entered into a consulting agreement for scientific advisory services with Dr. Stephen K. Carter, a director of the Company. Under the three-year agreement, which is renewable annually upon mutual consent, the Company will pay Dr. Carter consulting fees at $2,000 per month. For 1999, 2000 and 2001 and the cumulative period from inception, the Company paid Dr. Carter consulting fees of $24,000, $24,000, $44,000 and $118,000, respectively. Of these amounts, $2,000 and $4,000 was included in accounts payable at December 31, 1999 and 2001, respectively. In addition, the Company granted Dr. Carter stock options to purchase a total of 44,100

                            ALLOS THERAPEUTICS, INC.

shares of the Company's common stock at $0.40 to $6.73 per share under its Stock Option Plans in 1997, 2000, and 2001.

     In January 2001, the Company entered into a consulting agreement for scientific advisory services with Dr. Donald Abraham, a director of the Company. Under the one-year agreement, which is renewable upon mutual consent, the Company will pay Dr. Abraham consulting fees at $2,000 per month. For 2001, the Company paid Dr. Abraham consulting fees of $42,000. In addition, the Company granted Dr. Abraham stock options to purchase a total of 10,000 shares of the Company's common stock at $6.73 per share under its Stock Option Plans in 2001.

     The Company entered into several research and development contracts during 1996. Under these contracts, Donald J. Abraham, Ph.D., director, acted as Principal Investigator for the contracts with VCU. During 1999 and 2000, services provided under these contracts totaled $498,335 and $487,557 respectively, of which $95,889 was included in accounts payable at December 31, 2000. During 2001, services provided under these contracts totaled $457,474, of which $74,631 was included in accounts payable at December 31, 2001.

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

11. SUBSEQUENT EVENTS

     In January 2002, the Board of Directors approved the Allos Therapeutics, Inc. 2002 Broad Based Equity Incentive Plan. Under this plan, the Company is authorized to issue up to 1,000,000 shares of common stock to employees, consultants and members of the Board of Directors. Under the terms of the plan, the aggregate number of shares underlying stock awards to officers and directors once employed by the Company cannot exceed 49 percent of the number of shares underlying all stock awards granted determined on specific dates. This plan will terminate on January 7, 2012.

     In January 2002, the Company signed a term sheet for manufacturing and supply of bulk drug substance for clinical and commercial use. This contract represents approximately $2,000,000 of development work to be completed prior to finalizing a contract.

     In March 2002, the Company entered into an agreement under which the Company obtained an exclusive U.S. license to intellectual property covering a novel, small molecule cytoprotective compound. The Company will have the right to develop and market the product in the field of oncology and certain cardiovascular conditions. Under the terms of the agreement, the Company made an upfront equity investment in the licensor, and may also make a subsequent equity investment upon the achievement of certain development milestones, as well as a cash payment based on issuance of certain product related patents. In addition, the Company will pay the licensor a royalty based on a percentage of net revenues arising from sales of the product in the U.S. if and when such sales occur.

                            ALLOS THERAPEUTICS, INC.

12. QUARTERLY INFORMATION (UNAUDITED)

     The results of operations on a quarterly basis were as follows:

                                   December 31,   September 30,      June 30,      March 31,     December 31,   September 30,
                                       2001            2001            2001           2001           2000            2000
                                   ------------   --------------   ------------   ------------   ------------   --------------
Operating Expenses:
   Research and development        $  3,468,702   $    3,344,297   $  3,064,636   $  2,781,784   $  2,832,232   $    2,024,245
   Clinical manufacturing               297,477          640,348      1,190,679      1,014,829      1,095,178          958,526
   General and administrative         2,469,851        2,412,052      2,259,710      2,135,434      2,310,592        2,103,630
                                   ------------   --------------   ------------   ------------   ------------   --------------
         Total operating expenses     6,236,030        6,396,697      6,515,025      5,932,047      6,238,002        5,086,401
Loss from operations                 (6,236,030)      (6,396,697)    (6,515,025)    (5,932,047)    (6,238,002)      (5,086,401)
Interest and other income, net          857,931        1,268,233      1,256,154      1,553,155      1,286,354        1,482,687
                                   ------------   --------------   ------------   ------------   ------------   --------------
Net loss attributable to common
  Stockholders                       (5,378,099)      (5,128,464)    (5,258,871)    (4,378,892)    (4,951,648)      (3,603,714)
                                   ============   ==============   ============   ============   ============   ==============
Net loss per share:
  Basic and diluted                $      (0.23)  $        (0.22)  $      (0.23)  $      (0.19)  $      (0.22)  $        (0.16)
                                   ============   ==============   ============   ============   ============   ==============
  Weighted average shares - basic
    and diluted                      23,007,206       22,961,185     22,958,087     22,959,975     22,950,446       22,871,795
                                   ============   ==============   ============   ============   ============   ==============

                                       June 30,       March 31,
                                         2000           2000
                                     ------------   ------------
Operating Expenses:
   Research and development          $  2,033,409   $  3,846,617
   Clinical manufacturing                 801,866        344,978
   General and administrative           1,960,520      7,400,506
                                     ------------   ------------
         Total operating expenses       4,795,795     11,592,101
Loss from operations                   (4,795,795)   (11,592,101)
Interest and other income, net          1,466,430        115,353
                                     ------------   ------------
Net loss attributable to common
  Stockholders                         (3,329,365)   (11,476,748)
                                     ============   ============
Net loss per share:
  Basic and diluted                  $      (0.15)  $      (3.51)
                                     ============   ============
  Weighted average shares - basic
    and diluted                        22,837,154      3,270,720
                                     ============   ============

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER        DESCRIPTION
     -------       -----------
      3.01(1)      Amended and Restated Certificate of Incorporation.

      3.02(1)      Bylaws.

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

     10.06(1)      Exercise of Option to Nonheme Protein License Agreement with
                   VCU-Intellectual Property Foundation dated March 23, 1998.

     10.07(1)      Warrant Agreement to purchase shares of Series B Preferred
                   Stock with Comdisco, Inc. dated April 15, 1996.

     10.08(1)      Warrant Agreement to purchase shares of Series C Preferred
                   Stock with Comdisco, Inc. dated May 5, 1998.

     10.09(1)      Allos Therapeutics, Inc. Fourth Amended and Restated
                   Stockholder Rights Agreement dated October 4, 1999.

     10.10(1)(*)   Allos Therapeutics, Inc. 1995 Stock Option Plan, as amended to date.

     10.11(1)      Lease Agreement with Virginia Biotechnology Research Park
                   Authority dated July 28, 1999.

     10.12(1) Term Sheet for Contract API Supply between Allos and Hovione dated March 25, 1999.

     10.13(1) Confirmatory letter agreement with Hovione Inter Limited dated January 13, 2000.

     10.14(1)      Development and Investigational Supply Proposal between
                   Taylor Pharmaceuticals and Allos Therapeutics, Inc. dated
                   December 30, 1998.

     10.15(2)(*)   Employment Agreement between Dr. Hoffman and Allos
                   Therapeutics, Inc. dated January 17, 2001.

     10.16(*)      Employment Agreement between Michael E. Hart and Allos
                   Therapeutics, Inc. dated December 17, 2001.

     10.17(2)(*)   Allos Therapeutics, Inc. Severance Benefit Plan, effective
                   January 16, 2001, and related benefit schedule thereto.

     10.18(3)(*)   Allos Therapeutics, Inc. 2001 Employee Stock Purchase Plan
                   and form of Offering.

     10.19(4)      Office Lease with Catellus Development Corporation dated May,
                   2001.

     10.20(*)      Separation Agreement between Dr. Gerber and Allos
                   Therapeutics, Inc., dated September 24, 2001.

     10.21(5)(*)   2000 Stock Incentive Compensation Plan

     10.22(6)(*)   2002 Broad Based Equity Incentive Plan

     23.01         Consent of PricewaterhouseCoopers LLP, Independent
                   Accountants.

     24.01         Power of Attorney (see page 29 herein)

----------

(*)  Indicates Management Contract or Compensatory Plan or Arrangement.

(1) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-95439) and amendments thereto, declared effective March 27, 2000.

(2) Incorporated by reference to our Annual Report on Form 10-K (File No. 000-29815), as filed with the Commission on March 7, 2001.

(3) Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-60430), as filed with the Commission on May 8, 2001.

(4) Incorporated by reference to our Quarterly Report on Form 10Q (File No. 000-29815), as filed with the Commission on August 14, 2001.

(5) Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-38696), as filed with the Commission on June 6, 2000.

(6) Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-76804), as filed with the Commission on January 16, 2002.