Form 10-Q
period 2002-03-31
ALLOS THERAPEUTICS
filed 2002-05-09
CIK 1097264

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934. For the quarterly period ended March 31, 2002

       Transition report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934. For the transition period from         to         .
                                                            -------    --------

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

Yes  [X]         No  [ ]

     As of May 6, 2002, there were 25,657,764 shares of the Registrant's Common Stock outstanding, par value $0.001 per share.


            This quarterly report on Form 10-Q consists of 14 pages.

                            ALLOS THERAPEUTICS, INC.
                                    FORM 10-Q

                                      INDEX


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I. Financial Information ..............................................3

     ITEM 1. Financial Statements ..........................................3

             Balance Sheets  (unaudited) --
                 as of December 31, 2001 and March 31, 2002 ................3

             Statements of Operations (unaudited) --
                 for the three months ended March 31, 2001 and 2002 and
                 the cumulative period from September 1, 1992 (date of
                 inception) through March 31, 2002 .........................4

             Statements of Cash Flows (unaudited) --
                 for the three months ended March 31, 2001 and 2002 and
                 the cumulative period from September 1, 1992 (date of
                 inception) through March 31, 2002 .........................5

             Notes to Financial Statements (unaudited) .....................6

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...........................8

PART II.  Other Information ...............................................13

     ITEM 1. Legal Proceedings ............................................13

     ITEM 2. Changes in Securities and Use of Proceeds ....................13

     ITEM 3. Defaults Upon Senior Securities ..............................13

     ITEM 4. Submission of Matters to a Vote of Security Holders ..........13

     ITEM 5. Other Information ............................................13

     ITEM 6. Exhibits and Reports on Form 8-K .............................13

SIGNATURES ................................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ALLOS THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                        DECEMBER 31,        MARCH 31,
                                                                            2001              2002
                                                                       --------------    --------------

                           ASSETS

Current assets:
   Cash and cash equivalents                                           $    2,745,151    $    1,956,081
   Restricted cash                                                            550,000           550,000
   Short-term investments                                                  56,473,499        47,736,153
   Prepaid expenses - research                                                787,627           831,956
   Prepaid expenses - other                                                    90,866            95,494
   Other assets                                                                25,956            17,979
                                                                       --------------    --------------
          Total current assets                                             60,673,099        51,187,663
                                                                       --------------    --------------
Long-term marketable securities                                             9,843,198        12,742,471
Property and equipment (net of accumulated depreciation
      of $443,917 and $548,621, respectively)                               1,653,588         1,688,855
Long-term investment in equity securities (Note 3)                                 --         1,000,000
Other assets                                                                    4,364             4,364
                                                                       --------------    --------------
          Total assets                                                 $   72,174,249    $   66,623,353
                                                                       ==============    ==============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable - related parties                                  $       82,631    $       78,941
   Accounts payable - research                                              3,440,895         4,115,083
   Accounts payable - trade                                                   359,552           384,060
   Accrued compensation and employee benefits                               1,140,275           715,018
   Current portion of capital lease obligations                                    --                --
                                                                       --------------    --------------
          Total current liabilities                                         5,023,353         5,293,102

Stockholders' equity:
   Preferred stock, $0.001 par value; 10,000,000 shares
     authorized at December 31, 2001 and March 31, 2002,
     no shares issued or outstanding at December 31, 2001
     and March 31, 2002, respectively                                              --                --
   Common stock, $0.001 par value; 75,000,000 shares authorized at December 31, 2001 and March 31, 2002; 23,139,197 and
     23,143,130 shares issued and outstanding at                               23,139            23,143
     December 31, 2001 and March 31, 2002, respectively
Additional paid-in capital common stock                                   156,925,292       157,347,939
Accumulated deficit                                                       (86,853,945)      (93,314,073)
Deferred compensation related to grant of options                          (2,943,590)       (2,726,758)
                                                                       --------------    --------------
          Total stockholders' equity                                       67,150,896        61,330,251
                                                                       --------------    --------------
           Total liabilities and stockholders' equity                  $   72,174,249    $   66,623,353
                                                                       ==============    ==============


   The accompanying notes are an integral part of these financial statements.

                            ALLOS THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                CUMULATIVE
                                                                                PERIOD FROM
                                                                               SEPTEMBER 1,
                                                                               1992 (DATE OF
                                                      THREE MONTHS ENDED        INCEPTION)
                                                          MARCH 31,               THROUGH
                                               ----------------------------      MARCH 31,
                                                   2001            2002            2002
                                               ------------    ------------    -------------

Operating expenses:
      Research and development                 $  2,781,784    $  3,938,887    $ 50,280,696
      Clinical manufacturing                      1,014,829         445,164      11,953,877
      General and administrative                  2,135,434       2,688,019      32,911,047
                                               ------------    ------------    ------------

          Total operating expenses                5,932,047       7,072,070      95,145,620

Loss from operations                             (5,932,047)     (7,072,070)    (95,145,620)
Interest and other income, net                    1,553,155         611,942      11,444,522
                                               ------------    ------------    ------------

            Net loss                             (4,378,892)     (6,460,128)    (83,701,098)

Dividend related to beneficial conversion
feature of preferred stock                               --              --      (9,612,975)
                                               ------------    ------------    ------------

Net loss attributable to common stockholders   $ (4,378,892)   $ (6,460,128)   $(93,314,073)
                                               ============    ============    ============

Net loss per common share:
      Basic and diluted                        $      (0.19)   $      (0.28)
                                               ============    ============

      Weighted average common shares - basic
            and diluted                          22,959,975      23,129,771
                                               ============    ============


   The accompanying notes are an integral part of these financial statements.

                            ALLOS THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                CUMULATIVE PERIOD
                                                                                                FROM SEPTEMBER 1,
                                                                    THREE MONTHS ENDED            1992 (DATE OF
                                                                         MARCH 31,              INCEPTION) THROUGH
                                                            --------------------------------         MARCH 31,
                                                                 2001              2002                2002
                                                            --------------    --------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $ (4,378,892)   $   (6,460,128)     $  (83,701,098)
Adjustments to reconcile net loss to net cash
   used in operating activities:
Depreciation and amortization                                       41,306           104,704             855,971
Stock-based compensation expense                                   952,475           629,965          21,632,240
Other                                                                   --                --              83,124
Changes in assets and liabilities:
    Prepaids and other assets                                      (80,762)          (40,980)           (949,794)
    Interest receivable on investments                            (135,670)           52,165          (1,292,218)
    Accounts payable - research                                    (33,080)          674,188             756,819
    Accounts payable - related parties                             395,393            (3,690)          3,437,206
    Accounts payable - trade                                        75,568            24,508             384,060
    Accrued compensation and employee benefits                    (128,244)         (425,257)            715,018
                                                            --------------    --------------      --------------
      Net cash used in operating activities                     (3,291,906)       (5,444,525)        (58,078,672)
                                                            --------------    --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                              (79,559)         (139,971)         (2,286,354)
Purchase of marketable securities                              (15,190,761)       (8,571,592)       (200,497,898)
Proceeds from maturities of marketable securities               17,794,759        14,357,500         141,311,492
Investment in equity securities                                         --        (1,000,000)         (1,000,000)
Payments received on notes receivable                                   --                --              49,687
                                                            --------------    --------------      --------------
      Net cash provided by (used in) investing activities        2,524,439         4,645,937         (62,423,073)
                                                            --------------    --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases                            (15,898)               --            (422,088)
Proceeds from sale leaseback                                            --                --             120,492
Proceeds from stockholder loan                                          --                --              12,000
Repayment of stockholder loan                                           --                --             (12,000)
Pledging restricted cash                                                --                --            (550,000)
Proceeds from issuance of convertible preferred
    stock, net of issuance costs                                        --                --          40,285,809
Proceeds from issuance of common stock, net of
    issuance costs                                                   1,048             9,518          83,023,613
                                                            --------------    --------------      --------------
      Net cash provided by (used in) financing activities          (14,850)            9,518         122,457,826
                                                            --------------    --------------      --------------

Net increase (decrease) in cash and cash equivalents              (782,317)         (789,070)          1,956,081
Cash and cash equivalents, beginning of period                   1,565,693         2,745,151                  --
                                                            --------------    --------------      --------------

Cash and cash equivalents, end of period                    $      783,376    $    1,956,081      $    1,956,081
                                                            ==============    ==============      ==============

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING
    AND FINANCING ACTIVITIES
Cash paid for interest                                             190,761            71,593             946,406
Issuance of stock in exchange for license agreement                     --                --              40,000
Capital lease obligations incurred for acquisition of
   property and equipment                                               --                --             422,088
Issuance of stock in exchange for notes receivable                      --                --             139,687

   The accompanying notes are an integral part of these financial statements.

                            ALLOS THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Allos Therapeutics, Inc., referred to herein as we, us or our, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included herein have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement in accordance with generally accepted accounting principles in the United States of America. The results for the three-month period ended March 31, 2002 are not necessarily indicative of the results expected for the full fiscal year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001. Stockholders are encouraged to review the Form 10-K for a broader discussion of our business and the opportunities and risks inherent in such business.

2. REVENUE RECOGNITION

We have not generated any revenue to date and our activities have consisted primarily of developing products, raising capital and recruiting personnel. Accordingly, we are considered to be in the development stage at March 31, 2002 as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises".

3. COLLABORATIVE AGREEMENTS

     In March 2002, the Company entered into an agreement under which the Company obtained an exclusive U.S. license to intellectual property surrounding BGP-15, a novel, orally bioavailable small molecule that reduces cellular stress induced by chemotherapy. The Company will have the right to develop and market BGP-15 in the field of oncology and certain cardiovascular conditions. In connection with the license, the Company made an upfront equity investment of $1,000,000 in the licensor, and may also make a subsequent equity investment upon the achievement of certain development milestones, as well as a cash payment based on issuance of certain product related patents. In addition, the Company will pay the licensor a royalty based on a percentage of net revenues arising from sales of BGP-15 in the U.S. if and when such sales occur.

4. NET LOSS PER COMMON SHARE

     Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of stock options and warrants and have been excluded from the computation of diluted net loss per common share because their effect was anti-dilutive.

5. SUBSEQUENT EVENTS

     In April 2002, the Company completed a private placement of 2,500,000 shares of common stock for $15 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "could," "should" and "continue" or similar words. Actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in the discussion below and those described in the "Risk Factors" discussion of our Annual Report on Form 10-K for the year ended December 21, 2001 filed with the Securities and Exchange Commission. As a result, you should not place undue reliance on these forward-looking statements. We do not intend to update or revise these forward-looking statements to reflect future events or developments.

OVERVIEW

     We are a biopharmaceutical company focused on developing and commercializing innovative small molecule drugs for improving cancer treatments. Small molecule drugs, in general, are non-protein products produced by chemical synthesis rather than biologic methods. Our lead compound, RSR13 (efaproxiral), is a synthetic small molecule that increases the release of oxygen from hemoglobin, the oxygen-carrying protein contained within red blood cells. We believe RSR13 can be used to improve existing treatments and treat many diseases and clinical conditions attributed to or aggravated by oxygen deprivation.

     To date, we have devoted substantially all of our resources to research and clinical development. We have not derived any commercial revenues from product sales, and we do not expect to receive product revenues until at least 2004. We have incurred significant operating losses since our inception in 1992 and, as of March 31, 2002, had an accumulated deficit of $93,314,073. There can be no assurance if or when we will become profitable. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing research and development costs, in addition to costs related to clinical trials and manufacturing activities. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our product candidates, and obtain required regulatory clearances and successfully manufacture and market our future products.

RESULTS OF OPERATIONS

Expenses

     Research and Development

         Research and development expenses include the cost of basic research, nonclinical studies, clinical trials and biostatistical data analysis. Research and development expenses were $3,939,000 for the three months ended March 31, 2002, compared to $2,782,000 for the three months ended March 31, 2001, which represents a $1,157,000, or 42% increase. Excluding the impact of non-cash charges (see "Non-cash Charges" below for discussion of deferred stock compensation expense and stock compensation expense allocated to research and development), research and development expenses increased $1,297,000, or 52%. This increase was primarily due to higher clinical trial costs resulting from increased enrollment in our Phase III oncology study and personnel costs to support the Phase III trial. We expect research and development expenses to increase in 2002 as we continue enrollment in our current Phase III trial and begin additional Phase II and Phase III trials.

     Clinical Manufacturing

         Clinical manufacturing expenses include the cost of manufacturing RSR13 for use in clinical trials and costs associated with the scale-up of manufacturing to support commercial requirements. Clinical manufacturing expenses were $445,000 for the three months ended March 31, 2002, compared to $1,015,000 for the three months ended March 31, 2001, which represents a $570,000, or 56% decrease. The decrease is attributable to the validation runs in 2001, which produced adequate bulk drug product to support our clinical development trials.

     General and Administrative

         General and administrative expenses include the costs to maintain our corporate offices and related infrastructure. General and administrative expenses were $2,688,000 for the three months ended March 31, 2002, compared to $2,135,000 for the three months ended March 31, 2001, which represents a $553,000, or 26% increase. Excluding the impact of non-cash charges (see "Non-cash Charges" below for discussion of deferred stock compensation expense and stock compensation expense allocated to general and administrative), general and administrative expenses increased $719,000, or 49%. This increase was a result of additional infrastructure costs related to our new facility and increases in personnel, legal fees and Director's and Officer's insurance.

     Non-cash Charges

         For the three months ended March 31, 2002 and 2001, we recorded amortization of deferred stock compensation of $459,000 and $952,000, respectively. The compensation charge resulted from granting certain options to employees prior to our March 2000 initial public offering with exercise prices below the fair market value of our common stock on their respective grant dates. Of the $459,000 recorded for the three months ended March 31, 2002, $305,000 related to general and administrative, $132,000 related to research and development and the remaining $22,000 related to clinical manufacturing. Of the $952,000 recorded for the three months ended March 31, 2001, $645,000 related to general and administrative, $269,000 related to research and development and the remaining $38,000 related to clinical manufacturing.

         For the three months ended March 31, 2002, we recorded stock compensation expense related to general and administrative of $174,000, and a $3,000 recovery of expense related to research and development due to variable accounting for non-employee common stock options.

     Interest and Other Income, Net

         Interest income, net of interest expense, was $612,000 and $1,553,000 for the three months ended March 31, 2002 and 2001, respectively, representing a decrease of $941,000, or 61%. This decrease was primarily a result of lower average investment balances and yields on U.S. government securities, high-grade commercial paper and notes, and money market funds held by us.

     Critical Accounting Policies

         Our results of operations and financial position are determined based on the application of our accounting policies, as discussed in the notes to the financial statements. Certain of our accounting policies represent a selection among acceptable alternatives under generally accepted accounting principles. We have not determined how reported amounts would differ based on the application of different accounting policies. We also have not determined the likelihood that materially different amounts could be reported under different conditions or using different assumptions.

         The application of accounting policies requires the use of judgment and estimates. As it relates to our company, estimates and forecasts are required to determine deferred tax asset valuation reserves, employee benefit-related liabilities, any impairment of assets and cash forecasts.

         These matters that are subject to judgments and estimation are inherently uncertain, and different amounts could be reported using different assumptions and estimates. We use management's best estimates and judgments in determining the appropriate amount to reflect in the financial statements, using historical experience and all available information. We apply estimation methodologies consistently from period to period.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal source of working capital has been private and public equity financings as well as grant revenues and interest income.

     As of March 31, 2002, we had approximately $2,506,000 in cash and cash equivalents and $60,479,000 in investments. Net cash used in operating activities of $5,445,000 and $3,292,000 during the three months ended March 31, 2002 and 2001, respectively, resulted primarily from the net loss for the period and a reduction in working capital.

     Net cash provided by investing activities of $4,646,000 for the three months ended March 31, 2002 consisted primarily of proceeds from maturities of investments, net of purchases, offset by an investment in equity of another company and capital expenditures. Net cash provided by investing activities of $2,524,000 for the three months ended March 31, 2001, consisted primarily of proceeds from maturities of investments, net of purchases.

     Net cash provided by financing activities of $10,000 for the three months ended March 31, 2002 resulted from the exercise of common stock options. Net cash used in financing activities of $15,000 for the three months ended March 31, 2001, primarily resulted from payments under capital lease obligations.

     Below is a schedule of our timing of contractual commitments related to leases and service contracts.

                                 2002         2003         2004         2005         2006      Thereafter      Total
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------

Operating Leases              $  476,081   $  577,911   $  605,201   $  557,568   $  551,137   $1,068,421   $3,836,319
Other Long-term Obligations      703,089       11,970       27,929           --           --           --      742,988
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total Contractual Cash
    Obligations               $1,179,170   $  589,881   $  633,130   $  557,568   $  551,137   $1,068,421   $4,579,307
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========

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

MARKET RISK

         We own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations. All of these market-risk sensitive instruments are classified as held-to-maturity. We do not own derivative financial instruments in our investment portfolio. Our investment portfolio contains instruments that are subject to the risk of a decline in interest rates. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

INVESTMENT RISK

         As of March 31, 2002, we held equity securities of another company in the amount of $1,000,000. This investment is recorded at cost. We regularly review the carrying value to identify and record losses when events and circumstances indicate that a decline in the fair value of the asset below our accounting basis is other-than-temporary. We do not believe that any impairment has occurred at this time.

RISK FACTORS

         In addition to the other information contained in this report, we caution stockholders and potential investors that the following important risk factors, among others, in some cases have affected, and in the future could affect, our actual results of operations and could cause our actual results to differ materially from those expressed in any forward-looking statements made by, on, or on behalf of us. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. These factors include:

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

Item 1.    Legal Proceedings                                               None

Item 2.    Changes in Securities and Use of Proceeds                       None

Item 3.    Defaults Upon Senior Securities                                 None

Item 4.    Submission of Matters to a Vote of Security Holders             None

Item 5.    Other Information

           In response to the SEC's adoption of Rule 10b5-1 under the Securities Exchange Act of 1934, the Board of Directors of the Company approved an amendment to the Company's insider trading policy on February 28, 2002 to permit its officers and directors to enter into trading plans or arrangements for systematic trading in the Company's securities. The Company has been advised that none of its officers or directors have entered into such plans, but the Company anticipates that, as permitted by Rule 10b5-1 and the Company's insider trading policy, some or all of its officers and directors may establish trading plans at some date in the future.

Item 6.    Exhibits and Reports on Form 8-K

                  (a) On April 30, 2002, we filed a current report on Form 8-K with respect to our $15 million private placement of common stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 9, 2002                  ALLOS THERAPEUTICS, INC.



                                    /s/ DANIEL R. HUDSPETH
                                    --------------------------------------------
                                    Daniel R. Hudspeth
                                    Vice President and Chief Financial Officer



                                    /s/ PAULETTE M. WILSON
                                    --------------------------------------------
                                    Paulette M. Wilson
                                    Controller