Form 10-Q
period 2002-06-30
ALLOS THERAPEUTICS INC
filed 2002-07-23
CIK 1097264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2002

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to .

Commission File Number
000-29815

Allos Therapeutics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1655029 (I.R.S. Employer Identification No.)

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

Yes [X]      No [   ]

     As of July 18, 2002, there were 25,718,927 shares of the Registrant’s Common Stock outstanding, par value $0.001 per share.

This quarterly report on Form 10-Q consists of 16 pages.
The exhibit index is located on page 16.

ALLOS THERAPEUTICS, INC.
FORM 10-Q

INDEX

Page
Number

PART I. Financial Information	3
ITEM 1. Financial Statements	3
Balance Sheets (unaudited) — as of December 31, 2001 and June 30, 2002	3
Statements of Operations (unaudited) — for the three and six months ended June 30, 2001 and 2002 and the cumulative period from September 1, 1992 (inception) through June 30, 2002	4
Statements of Cash Flows (unaudited) — for the six months ended June 30, 2001 and 2002 and the cumulative period from September 1, 1992 (inception) through June 30, 2002	5
Notes to Financial Statements (unaudited)	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
PART II. Other Information	13
ITEM 1. Legal Proceedings	13
ITEM 2. Changes in Securities and Use of Proceeds	13
ITEM 3. Defaults Upon Senior Securities	13
ITEM 4. Submission of Matters to a Vote of Security Holders	13
ITEM 5. Other Information	13
ITEM 6. Exhibits and Reports on Form 8-K	13
SIGNATURES	15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.
(a development stage company)
BALANCE SHEETS
(unaudited)

	December 31,	June 30,
	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$2,745,151	$4,166,711
Restricted cash	550,000	550,000
Short-term investments	56,473,499	59,140,404
Prepaid expenses — research	787,627	1,073,103
Prepaid expenses — other	90,866	191,723
Other assets	25,956	127,947

Total current assets	60,673,099	65,249,888

Long-term marketable securities	9,843,198	9,729,304
Property and equipment (net of accumulated depreciation of $443,917 and $661,807, respectively)	1,653,588	1,735,194
Long-term investment in equity securities (Note 3)	—	1,000,000
Other assets	4,364	4,364

Total assets	$72,174,249	$77,718,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — related parties	$82,631	$106,781
Accounts payable — research	3,440,895	6,273,332
Accounts payable — trade	359,552	285,817
Accrued compensation and employee benefits	1,140,275	1,051,666

Total current liabilities	5,023,353	7,717,596
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2001 and June 30, 2002, no shares issued or outstanding at December 31, 2001 and June 30, 2002	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized at December 31, 2001 and June 30, 2002; 23,139,197 and 25,716,184 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	23,139	25,716
Additional paid-in capital	156,925,292	172,434,995
Accumulated deficit	(86,853,945)	(100,192,131)
Deferred compensation related to grant of options	(2,943,590)	(2,267,426)

Total stockholders’ equity	67,150,896	70,001,154

Total liabilities and stockholders’ equity	$72,174,249	$77,718,750

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(unaudited)

					Cumulative
	Three Months Ended		Six Months Ended		Period from
	June 30,		June 30,		September 1, 1992
					(inception) through
	2001	2002	2001	2002	June 30, 2002

Operating expenses:
Research and development	$3,064,636	$4,289,787	$5,846,420	$8,228,674	$54,570,483
Clinical manufacturing	1,190,679	726,115	2,205,508	1,171,279	12,679,992
General and administrative	2,259,710	2,537,046	4,395,144	5,225,065	35,448,093

Total operating expenses	6,515,025	7,552,948	12,447,072	14,625,018	102,698,568
Loss from operations	(6,515,025)	(7,552,948)	(12,447,072)	(14,625,018)	(102,698,568)
Interest and other income, net	1,256,154	674,890	2,809,309	1,286,832	12,119,412

Net loss	(5,258,871)	(6,878,058)	(9,637,763)	(13,338,186)	(90,579,156)
Dividend related to beneficial conversion feature of preferred stock	—	—	—	—	(9,612,975)

Net loss attributable to common stockholders	$(5,258,871)	$(6,878,058)	$(9,637,763)	$(13,338,136)	$(100,192,131)

Net loss per common share:
basic and diluted	$(0.23)	$(0.27)	$(0.42)	$(0.55)

Weighted average common shares — basic and diluted	22,958,087	25,040,790	22,957,534	24,090,559

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended		Cumulative Period from
	June 30,		September 1, 1992
			(inception) through
	2001	2002	June 30, 2002

Cash Flows From Operating Activities
Net loss	$(9,637,763)	$(13,338,186)	$(90,579,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,921	217,890	969,157
Stock-based compensation expense	1,822,143	1,109,042	22,111,317
Other	—	—	83,124
Changes in assets and liabilities:
Prepaids and other assets	(1,225,985)	(488,324)	(1,397,138)
Interest receivable on investments	(10,827)	384,442	(959,941)
Accounts payable — research	1,801,726	2,832,437	2,915,068
Accounts payable — related parties	(2,882)	24,150	3,465,046
Accounts payable — trade	198,902	(73,735)	285,817
Accrued compensation and employee benefits	142,923	(88,609)	1,051,666

Net cash used in operating activities	(6,823,842)	(9,420,893)	(62,055,040)

Cash Flows From Investing Activities
Acquisition of property and equipment	(156,229)	(299,496)	(2,445,879)
Purchase of marketable securities	(25,833,103)	(30,744,953)	(222,671,259)
Proceeds from maturities of marketable securities	32,262,808	27,807,500	154,761,492
Investment in equity securities	—	(1,000,000)	(1,000,000)
Payments received on notes receivable	—	—	49,687

Net cash provided by (used in) investing activities	6,273,476	(4,236,949)	(71,305,959)

Cash Flows From Financing Activities
Principal payments under capital leases	(31,592)	—	(422,088)
Proceeds from sale leaseback	—	—	120,492
Proceeds from stockholder loan	—	—	12,000
Repayment of stockholder loan	—	—	(12,000)
Pledging restricted cash	(550,000)	—	(550,000)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	40,285,809
Proceeds from issuance of common stock, net of issuance costs	—	14,933,953	97,703,349
Proceeds from issuance of common stock associated with stock options and purchase rights	2,169	145,449	390,148

Net cash provided by (used in) financing activities	(579,423)	15,079,402	137,527,710

Net increase (decrease) in cash and cash equivalents	(1,129,789)	1,421,560	4,166,711
Cash and cash equivalents, beginning of period	1,565,693	2,745,151	—

Cash and cash equivalents, end of period	$435,904	$4,166,711	$4,166,711

Supplemental Schedule of Noncash Operating And Financing Activities
Cash paid for interest	$383,103	$249,953	$1,124,766
Issuance of stock in exchange for license agreement	$—	$—	$40,000
Capital lease obligations incurred for acquisition of property and equipment	$—	$—	$422,088
Issuance of stock in exchange for notes receivable	$—	$—	$139,687

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The accompanying unaudited financial statements of Allos Therapeutics, Inc., referred to herein as the Company, we, us or our, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included herein have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement in accordance with generally accepted accounting principles in the United States of America. The results for the six-month period ended June 30, 2002 are not necessarily indicative of the results expected for the full fiscal year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001. Stockholders are encouraged to review the Form 10-K for a broader discussion of our business and the opportunities and risks inherent in such business.

2. Revenue Recognition

     We have not generated any revenue to date and our activities have consisted primarily of developing products, raising capital and recruiting personnel. Accordingly, we are considered to be in the development stage at June 30, 2002 as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.”

3. Collaborative Agreements

     In March 2002, the Company entered into an agreement under which the Company obtained an exclusive U.S. license to intellectual property surrounding BGP-15, a novel, orally bioavailable small molecule that reduces cellular stress induced by chemotherapy. The Company will have the right to develop and market BGP-15 in the field of oncology and certain cardiovascular conditions. In connection with the license, the Company made an upfront equity investment of $1,000,000 in the licensor, and may also make a subsequent equity investment upon the achievement of certain development milestones, as well as a cash payment based on issuance of certain product related patents. In addition, the Company will pay the licensor a royalty based on a percentage of net revenue arising from sales of
BGP-15 in the U.S. if and when such sales occur.

4. Private Placement

     On April 24, 2002, the Company completed a private stock sale of 2.5 million shares of common stock at a purchase price of $6 per share to Perseus-Soros BioPharmaceutical Fund, L.P. for an aggregate purchase price of $15 million, which resulted in net cash proceeds to the Company of approximately $14.9 million to be used to fund future clinical development and commercialization of RSR13 and BGP-15, a compound that was in-licensed in March 2002.

5. Net Loss Per Common Share

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or similar words. Actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in the discussion below and those described in the “Risk Factors” discussion of our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. As a result, you should not place undue reliance on these forward-looking statements. We do not intend to update or revise these forward-looking statements to reflect future events or developments.

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

     To date, we have devoted substantially all of our resources to research and clinical development. We have not derived any commercial revenue from product sales, and we do not expect to receive product revenue until at least 2004. We have incurred significant operating losses since our inception in 1992 and, as of June 30, 2002, had an accumulated deficit of $100,192,131. There can be no assurance when or if we will become profitable. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing research and development costs, in addition to costs related to clinical manufacturing and general administrative activities. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our product candidates, obtain required regulatory clearances and successfully manufacture and market our future products.

Results of Operations

Operating Expenses

   Research and Development

     Research and development expenses include the costs of basic research, nonclinical studies, clinical trials and biostatistical data analysis. Research and development expenses were $4,290,000 for the three months ended June 30, 2002, compared to $3,065,000 for the three months ended June 30, 2001, which represents a $1,225,000, or 40%, increase. Excluding the impact of non-cash charges (see “Non-cash Charges” below), research and development expenses increased $1,333,000, or 48%. For the six months ended June 30, 2002 and 2001, research and development expenses were $8,229,000 and $5,846,000, respectively, which represents a

$2,382,000, or 41%, increase. Excluding the impact of non-cash charges, research and development expenses increased $2,631,000, or 50%. The increase in both periods was primarily due to higher clinical trial costs resulting from increased enrollment in our current Phase III oncology study and personnel costs to support the clinical trials. We expect research and development expenses to continue to increase in 2002 as we continue enrollment in our current Phase III trial and begin additional Phase II and Phase III trials.

   Clinical Manufacturing

     Clinical manufacturing expenses include the cost of third-party manufacturing of RSR13 for use in clinical trials and costs associated with the scale-up of manufacturing to support commercial requirements. Clinical manufacturing expenses were $726,000 for the three months ended June 30, 2002, compared to $1,191,000 for the three months ended June 30, 2001, which represents a $465,000, or 39%, decrease. For the six months ended June 30, 2002 and 2001, clinical manufacturing expenses were $1,171,000 and $2,206,000, respectively, which represents a $1,035,000, or 47%, decrease. The decrease in both periods was attributable to the commercial scale validation runs in 2001, which produced adequate bulk drug product to support our clinical development trials. We expect clinical manufacturing expenses to increase during the remainder of 2002 as we continue to scale-up our manufacturing to support commercial requirements.

   General and Administrative

     General and administrative expenses include the costs to maintain our corporate offices and related infrastructure. General and administrative expenses were $2,537,000 for the three months ended June 30, 2002, compared to $2,260,000 for the three months ended June 30, 2001, which represents a $277,000, or 12%, increase. Excluding the impact of non-cash charges (see “Non-cash Charges” below), general and administrative expenses increased $544,000, or 32%. For the six months ended June 30, 2002 and 2001, general and administrative expenses were $5,225,000 and $4,395,000, respectively, which represents an $830,000, or 19%, increase. Excluding the impact of non-cash charges, general and administrative expenses increased $1,263,000, or 40%. The increase in both periods was the result of additional infrastructure costs related to our new facility and increases in personnel costs and consulting fees. We expect these costs to continue to increase as personnel is hired to begin developing our commercial efforts.

   Non-cash Charges

     We have recorded stock-based compensation expense resulting from certain options granted with exercise prices below the fair market value of our common stock on their respective grant dates. For the three months ended June 30, 2002 and 2001, we recorded amortization of deferred stock compensation and stock compensation expense of $479,000 and $870,000, respectively. Of the $479,000 recorded for the three months ended June 30, 2002, $305,000 related to general and administrative, $152,000 related to research and development and the remaining $22,000 related to clinical manufacturing. Of the $870,000 recorded for the quarter ended June 30, 2001, $572,000 related to general and administrative, $260,000 related to research and development and the remaining $38,000 related to clinical manufacturing.

     For the six months ended June 30, 2002 and 2001, we recorded amortization of deferred stock compensation and stock compensation expense of $1,109,000 and $1,822,000, respectively. Of the $1,109,000 recorded for the six months ended June 30, 2002, $784,000 related to general and administrative, $280,000 related to research and development and the remaining $45,000 related to clinical manufacturing. Of the $1,822,000 recorded for the quarter ended June 30, 2001, $1,217,000 related to general and administrative, $529,000 related to research and development and the remaining $76,000 related to clinical manufacturing.

   Interest and Other Income, Net

     Interest income, net of interest expense, was $675,000 and $1,256,000 for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of $581,000, or 46%. For the six months ended June 30, 2002 and 2001, net interest income was $1,287,000 and $2,809,000, respectively, representing a decrease of $1,522,000, or 54%. The decrease for both periods was primarily a result of lower average investment balances and lower yields on U.S. government securities, high-grade commercial paper and notes, and money market funds held by us.

   Critical Accounting Policies

     Our results of operations and financial position are determined based on the application of our accounting policies, as discussed in the notes to the financial statements. Certain of our accounting policies represent a selection among acceptable alternatives under accounting principles generally accepted in the United States of America. We have not determined how reported amounts would differ based on the application of different accounting policies. We also have not determined the likelihood that materially different amounts could be reported under different conditions or using different assumptions.

     The application of accounting policies requires the use of judgment and estimates. As it relates to our company, estimates and forecasts are required to determine deferred tax asset valuation reserves, employee benefit-related liabilities, any impairment of assets and cash forecasts.

     These matters that are subject to judgments and estimation are inherently uncertain, and different amounts could be reported using different assumptions and estimates. We use management’s best estimates and judgments in determining the appropriate amount to reflect in the financial statements, using historical experience and all available information. We apply estimation methodologies consistently from period to period.

Liquidity and Capital Resources

     Our principal source of working capital has been private and public equity financings and interest income.

     As of June 30, 2002, we had approximately $4,717,000 in cash and cash equivalents and $68,870,000 in investments. Net cash used in operating activities of $9,421,000 and $6,824,000 during the six months ended June 30, 2002 and 2001, respectively, resulted primarily from the net loss for the period offset by an increase in payables.

     Net cash used in investing activities of $4,237,000 for the six months ended June 30, 2002 consisted primarily of purchases of investments, net of proceeds, investing in equity of another company and capital expenditures. Net cash provided by investing activities of $6,273,000 for the six months ended June 30, 2001, consisted primarily of proceeds from maturities of investments, net of purchases.

     Net cash provided by financing activities of $15,079,000 for the six months ended June 30, 2002 resulted from the private sale of common stock to a single investor and the exercise of common stock options. Net cash used in financing activities of $579,000 for the six months ended June 30, 2001, primarily resulted from pledging collateral for the letter of credit related to our new facility.

     Below is a schedule of timing of contractual commitments related to our leases and service contracts.

	2002	2003	2004	2005	2006	Thereafter	Total

Operating leases	$290,833	$577,911	$605,201	$557,568	$551,137	$1,068,421	$3,651,071
Other long-term obligations	505,089	11,970	27,929	—	—	—	544,988

Total contractual cash obligations	$795,922	$589,881	$633,130	$557,568	$551,137	$1,068,421	$4,196,059

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

Investment Risk

     As of June 20, 2002, we held equity securities of another company in the amount of $1,000,000. This investment is recorded at cost. We regularly review the carrying value to identify and record losses when events and circumstances indicate that a decline in the fair value of the asset below our accounting basis is other-than-temporary. We do not believe that any impairment has occurred at this time.

Risk Factors

     In addition to the other information contained in this report, we caution stockholders and potential investors that the following important risk factors, among others, in some cases have affected, and in the future could affect, our actual results of operations and could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. These factors include:

•	Delay, difficulty, or failure to obtain regulatory approval or clearance to market our product candidates, including delays or difficulties in development because of insufficient proof of safety or efficacy.

•	Our limited experience in conducting and managing clinical trials; failure to conduct clinical trials in compliance with applicable regulations and at an acceptable cost.

•	The ability to obtain, maintain and enforce intellectual property rights; the cost of acquiring in-process technology and other intellectual property rights, either by license, collaboration or purchase of another entity; the cost of enforcing or defending our intellectual property rights.

•	Failure of third-party collaborators to conduct research and development activities, including drug discovery and clinical testing; conflicts of interest or priorities that may arise between us and such third-party collaborators.

•	Dependence upon third parties to manufacture RSR13 bulk drug substance and formulated drug product; failure of third parties to manufacture RSR13 bulk drug substance or formulated drug product in compliance with regulatory requirements and at an acceptable cost; failure of third parties to supply sufficient quantities of RSR13 bulk drug substance or formulated drug product for preclinical, clinical or commercial purposes; failure to establish alternative sources of supply of RSR13 bulk drug substance or formulated drug product.

•	The ability to create sales, marketing and distribution capabilities for our product candidates, or enter into agreements with third parties to perform these functions.

•	The ability to obtain acceptable prices or adequate levels of reimbursement for our products from third-party payors, including government and health administration authorities and private health insurers.

•	Difficulties or the high cost of obtaining adequate financing to fund future research, development and commercialization of product candidates.

•	Competitive or market factors that may limit the use or broad acceptance of our product candidates.

•	The ability to attract and retain highly qualified management and scientific personnel.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     On April 24, 2002, the Company completed a private stock sale of 2.5 million shares of common stock at a purchase price of $6 per share to Perseus-Soros BioPharmaceutical Fund, L.P. for an aggregate purchase price of $15 million, which resulted in net cash proceeds to the Company of approximately $14.9 million to be used to fund future clinical development and commercialization of RSR13 and BGP-15, a compound that was in-licensed in March 2002. The sale and issuance of common stock was deemed to be exempt from registration under the Act, as amended by virtue of Regulation D promulgated under such Act. Perseus-Soros BioPharmaceutical Fund, L.P. represented that it was an accredited investor within the meaning of Rule 501(a) of the Act and that it was acquiring the securities for investment only and not with the view to the distribution thereof. The Company filed a registration statement on Form S-3 (No. 333-87858) pursuant to the Act, as amended, with the Securities and Exchange Commission related to the resale of the securities.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of stockholders on April 23, 2002. At such meeting, the following actions were voted upon:

a.	Election of Directors

	For	Withheld

Stephen J. Hoffman, Ph.D., M.D.	16,895,098	30,785
Michael E. Hart	16,894,998	30,885
Donald J. Abraham, Ph.D.	16,894,963	30,920
Mark G. Edwards	16,891,063	34,820
Marvin E. Jaffe, M.D.	16,895,263	30,620

b.	Ratification of PricewaterhouseCoopers, LLP as the Company’s independent accountants for the fiscal year ending December 31, 2002.

For	Against	Abstentions

16,913,683	10,700	1,500

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit No.	Description

10.23(1)	Securities Purchase Agreement, dated April 24, 2002, by and among Allos Therapeutics, Inc. and Perseus-Soros BioPharmaceutical Fund, L.P.

Exhibit No.	Description

10.24(1)	Registration Rights Agreement, dated April 24, 2002, by and among Allos Therapeutics, Inc. and Perseus-Soros BioPharmaceutical Fund, L.P.
10.25	Employment Agreement between Mr. Daniel R. Hudspeth and Allos Therapeutics, Inc., effective April 23, 2002.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-29815), as filed with the SEC on April 30, 2002.

b.	Reports on Form 8-K

1.	On April 30, 2002, the Company filed a Current Report on Form 8-K with respect to its $15 million private placement of common stock.

2.	On May 22, 2002, the Company filed a Current Report on Form 8-K with respect to a board member entering into a trading plan, effective May 13, 2002, complying with Rule 10b5-1 and the Company’s amended Insider Trading Policy.

3.	On June 3, 2002, the Company filed a Current Report on Form 8-K with respect to a board member entering into a trading plan, effective May 24, 2002, complying with Rule 10b5-1 and the Company’s amended Insider Trading Policy.

4.	On June 12, 2002, the Company filed a Current Report on Form 8-K with respect to the election of Michael D. Casey to the Board of Directors and his appointment to the Audit Committee of the Board of Directors.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	July 22, 2002	ALLOS THERAPEUTICS, INC.

/s/ Daniel R. Hudspeth Daniel R. Hudspeth Vice President and Chief Financial Officer

/s/ Paulette M. Wilson Paulette M. Wilson Controller

EXHIBIT INDEX

Exhibit No.	Description

10.23(1)	Securities Purchase Agreement, dated April 24, 2002, by and among Allos Therapeutics, Inc. and Perseus-Soros BioPharmaceutical Fund, L.P.
10.24(1)	Registration Rights Agreement, dated April 24, 2002, by and among Allos Therapeutics, Inc. and Perseus-Soros BioPharmaceutical Fund, L.P.
10.25	Employment Agreement between Mr. Daniel R. Hudspeth and Allos Therapeutics, Inc., effective April 23, 2002.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-29815), as filed with the SEC on April 30, 2002.