Form 10-Q
period 2002-09-30
ALLOS THERAPEUTICS INC
filed 2002-11-12
CIK 1097264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2002

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

Yes [X] No [   ]

     As of November 8, 2002, there were 25,841,552 shares of the Registrant’s Common Stock outstanding, par value $0.001 per share.

This quarterly report on Form 10-Q consists of 20 pages.
The exhibit index is located on page 18.

ALLOS THERAPEUTICS, INC.
FORM 10-Q

INDEX

Page
Number

PART I. Financial Information	3
ITEM 1. Financial Statements	3
Balance Sheets (unaudited) — as of December 31, 2001 and September 30, 2002	3
Statements of Operations (unaudited) — for the three and nine months ended September 30, 2001 and 2002 and the cumulative period from September 1, 1992 (inception) through September 30, 2002	4
Statements of Cash Flows (unaudited) — for the nine months ended September 30, 2001 and 2002 and the cumulative period from September 1, 1992 (inception) through September 30, 2002	5
Notes to Financial Statements (unaudited)	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	12
ITEM 4. Controls and Procedures	13
PART II. Other Information	14
ITEM 1. Legal Proceedings	14
ITEM 2. Changes in Securities and Use of Proceeds	14
ITEM 3. Defaults Upon Senior Securities	14
ITEM 4. Submission of Matters to a Vote of Security Holders	14
ITEM 5. Other Information	14
ITEM 6. Exhibits and Reports on Form 8-K	14
SIGNATURES AND CERTIFICATIONS	15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.
(a development stage company)
BALANCE SHEETS
(unaudited)

	December 31,	September 30,
	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$2,745,151	$3,235,457
Restricted cash	550,000	550,000
Short-term investments	56,473,499	56,455,702
Prepaid expenses — research	787,627	1,146,091
Prepaid expenses — other	90,866	191,013
Other assets	25,956	18,700

Total current assets	60,673,099	61,596,963

Long-term marketable securities	9,843,198	7,269,014
Property and equipment (net of accumulated depreciation of $443,917 and $791,869, respectively)	1,653,588	1,840,994
Long-term investment in equity securities	—	1,000,000
Other assets	4,364	4,364

Total assets	$72,174,249	$71,711,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — related parties	$82,631	$140,107
Accounts payable — research	3,440,895	6,145,137
Accounts payable — trade	359,552	281,171
Accrued compensation and employee benefits	1,140,275	979,153

Total current liabilities	5,023,353	7,545,568
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2001 and September 30, 2002, no shares issued or outstanding at December 31, 2001 and September 30, 2002	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized at December 31, 2001 and September 30, 2002; 23,139,197 and 25,740,112 shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively	23,139	25,740
Additional paid-in capital	156,925,292	170,833,367
Accumulated deficit	(86,853,945)	(105,480,448)
Deferred compensation related to grant of options	(2,943,590)	(1,212,892)

Total stockholders’ equity	67,150,896	64,165,767

Total liabilities and stockholders’ equity	$72,174,249	$71,711,335

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(unaudited)

					Cumulative
	Three Months Ended		Nine Months Ended		Period from
	September 30,		September 30,		September 1, 1992
					(inception) through
	2001	2002	2001	2002	September 30, 2002

Operating expenses:
Research and development	$3,344,297	$1,937,299	$9,190,717	$10,165,973	$56,507,782
Clinical manufacturing	640,348	1,242,430	2,845,856	2,413,709	13,922,422
General and administrative	2,412,052	2,657,133	6,807,196	7,882,198	38,105,226

Total operating expenses	6,396,697	5,836,862	18,843,769	20,461,880	108,535,430
Loss from operations	(6,396,697)	(5,836,862)	(18,843,769)	(20,461,880)	(108,535,430)
Interest and other income, net	1,268,233	548,545	4,077,542	1,835,377	12,667,957

Net loss	(5,128,464)	(5,288,317)	(14,766,227)	(18,626,503)	(95,867,473)
Dividend related to beneficial conversion feature of preferred stock	—	—	—	—	(9,612,975)

Net loss attributable to common stockholders	$(5,128,464)	$(5,288,317)	$(14,766,227)	$(18,626,503)	$(105,480,448)

Net loss per common share:
Basic and diluted	$(0.22)	$(0.21)	$(0.64)	$(0.76)

Weighted average common shares:
Basic and diluted	22,961,185	25,724,192	22,958,764	24,641,088

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended		Cumulative Period from
	September 30,		September 1, 1992
			(inception) through
	2001	2002	September 30, 2002

Cash Flows From Operating Activities
Net loss	$(14,766,227)	$(18,626,503)	$(95,867,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	178,049	347,952	1,099,219
Stock-based compensation expense	2,678,802	500,947	21,503,222
Other	6,368	21,531	104,655
Changes in assets and liabilities:
Prepaids and other assets	(689,214)	(451,355)	(1,360,169)
Interest receivable on investments	(213,476)	357,731	(986,652)
Accounts payable — research	1,203,855	2,704,242	2,786,873
Accounts payable — related parties	(18,491)	57,476	3,498,372
Accounts payable — trade	814,458	(78,381)	281,171
Accrued compensation and employee benefits	481,711	(161,122)	979,153

Net cash used in operating activities	(10,324,165)	(15,327,482)	(67,961,629)

Cash Flows From Investing Activities
Acquisition of property and equipment	(1,528,849)	(535,358)	(2,681,741)
Purchase of marketable securities	(38,033,187)	(38,073,250)	(229,999,556)
Proceeds from maturities of marketable securities	51,113,722	40,307,500	167,261,492
Investment in equity securities	—	(1,000,000)	(1,000,000)
Payments received on notes receivable	—	—	49,687

Net cash provided by (used in) investing activities	11,551,686	698,892	(66,370,118)

Cash Flows From Financing Activities
Principal payments under capital leases	(69,320)	—	(422,088)
Proceeds from sale leaseback	—	—	120,492
Proceeds from stockholder loan	—	—	12,000
Repayment of stockholder loan	—	—	(12,000)
Pledging restricted cash	(550,000)	—	(550,000)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	40,285,809
Proceeds from issuance of common stock, net of issuance costs	—	14,931,773	97,701,169
Proceeds from issuance of common stock associated with stock options and purchase rights	8,926	187,123	431,822

Net cash provided by (used in) financing activities	(610,394)	15,118,896	137,567,204

Net increase in cash and cash equivalents	617,127	490,306	3,235,457
Cash and cash equivalents, beginning of period	1,565,693	2,745,151	—

Cash and cash equivalents, end of period	$2,182,820	$3,235,457	$3,235,457

Supplemental Schedule of Noncash Operating And Financing Activities
Cash paid for interest	$583,187	$203,250	$1,078,063
Issuance of stock in exchange for license agreement	$—	$—	$40,000
Capital lease obligations incurred for acquisition of property and equipment	$—	$—	$422,088
Issuance of stock in exchange for notes receivable	$—	$—	$139,687

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The unaudited financial statements of Allos Therapeutics, Inc. (referred to herein as the “Company,” “we,” “us” or “our”), included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Stockholders are encouraged to review the Form 10-K for a broader discussion of our business and the opportunities and risks inherent in such business.

2. Revenue Recognition

     We have not generated any revenue to date and our activities have consisted primarily of developing products, raising capital and recruiting personnel. Accordingly, we are considered to be in the development stage as of September 30, 2002 as defined in Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

3. Collaborative Agreements

     In March 2002, the Company entered into an agreement with N-Gene Research Laboratories, Inc., under which the Company obtained an exclusive U.S. license to intellectual property surrounding BGP-15, a novel, orally bioavailable small molecule that reduces cellular stress induced by chemotherapy. The Company will have the right to develop and market BGP-15 in the field of oncology and certain cardiovascular conditions. In connection with the license, the Company made an upfront equity investment of $1,000,000 in the licensor, and may also make a subsequent equity investment upon the achievement of certain development milestones, as well as a cash payment based on issuance of certain patents. In addition, the Company will pay the licensor a royalty based on a percentage of net revenue arising from sales of BGP-15 in the U.S., if and when such sales occur.

4. Private Placement

     On April 24, 2002, the Company completed a private stock sale of 2.5 million shares of common stock at a purchase price of $6 per share to Perseus-Soros BioPharmaceutical Fund, L.P. for an aggregate purchase price of $15 million, which resulted in net cash proceeds to the Company of approximately $14.9 million to be used to fund future clinical development and commercialization of RSR13 and BGP-15, a compound that was licensed from N-Gene Research Laboratories, Inc. in March 2002.

5. Stock-Based Compensation

     We have recorded stock-based compensation expense resulting primarily from certain options granted prior to our initial public offering with exercise prices below the fair market value of our common stock on their respective grant dates. As a result of the cancellation of an employee’s unvested options pursuant to APB No. 25, Accounting for Stock Issued to Employees and related Interpretations, we have recorded a reversal of prior periods expense in the amount of $1,162,000 in the second quarter of 2002.

6. Net Loss Per Common Share

     Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of stock options and warrants and have been excluded from the computation of diluted net loss per common share because their effect is anti-dilutive.

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

     To date, we have devoted a substantial amount of our resources to research and clinical development. We have not derived any commercial revenue from product sales, and we do not expect to earn product revenue until at least 2004. We have incurred significant operating losses since our inception in 1992 and, as of September 30, 2002, had an accumulated deficit of $105,480,448. There can be no assurance when or if we will become profitable. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing research and development costs, in addition to costs related to clinical manufacturing and general administrative activities. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our product candidates, obtain required regulatory clearances and successfully manufacture and market our future products.

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

     We use management’s best estimates and judgments in determining the appropriate amount to reflect in the financial statements, using historical experience, available information and assumptions that we believe to be reasonable under the circumstances. We apply estimation methodologies consistently from period to period. The actual results may differ from these estimates under different assumptions or conditions. We have not made any changes in any of these critical accounting policies during the nine months ended September 30, 2002.

Results of Operations

Operating Expenses

  Research and Development

     Research and development expenses include the costs of basic research, nonclinical studies, clinical trials and biostatistical data analysis. Research and development expenses were $1,937,000 for the three months ended September 30, 2002, compared to $3,344,000 for the three months ended September 30, 2001, which represents a $1,407,000, or 42%, decrease. Excluding the impact of non-cash charges (see “Non-cash Charges” below), research and development expenses decreased $130,000, or 4%. This decrease was primarily due to lower clinical trial costs resulting from early completion of enrollment of our Phase 3 oncology study.

     For the nine months ended September 30, 2002 and 2001, research and development expenses were $10,166,000 and $9,191,000, respectively, which represents a $975,000, or 11%, increase. Excluding the impact of non-cash charges, research and development expenses increased $2,501,000, or 30%. The increase was primarily due to higher clinical trial costs resulting from increased enrollment in our current Phase 3 oncology study and personnel costs to support the clinical trials. We expect research and development expenses to increase in the future as we continue our Phase 3 trial and begin additional clinical trials.

  Clinical Manufacturing

     Clinical manufacturing expenses include the cost of third-party manufacturing of RSR13 for use in clinical trials and costs associated with the scale-up of manufacturing in anticipation of commercial requirements. Clinical manufacturing expenses were $1,242,000 for the three months ended September 30, 2002, compared to $640,000 for the three months ended September 30, 2001, which represents a $602,000, or 94%, increase. The increase is due to initiating process validation and manufacturing scale-up efforts with our second supplier of bulk drug substance and work and support for our newly in-licensed project BGP-15.

     For the nine months ended September 30, 2002 and 2001, clinical manufacturing expenses were $2,414,000 and $2,846,000, respectively, which represents a $432,000, or 15%, decrease. The decrease was attributable to the commercial scale validation runs in 2001, which produced adequate bulk drug product to support our clinical development trials through the end of 2002. We expect clinical manufacturing expenses to increase in the future as we continue to incur additional costs for third-party manufacturing to support anticipated commercial requirements.

  General and Administrative

     General and administrative expenses include executive administration expenses, costs to maintain our corporate offices and related infrastructure and corporate development expenses. General and administrative expenses were $2,657,000 for the three months ended September 30, 2002, compared to $2,412,000 for the three months ended September 30, 2001, which represents a $245,000, or 10%, increase. Excluding the impact of non-cash charges (see “Non-cash Charges” below), general and administrative expenses increased $417,000, or 23%.

     For the nine months ended September 30, 2002 and 2001, general and administrative expenses were $7,882,000 and $6,807,000, respectively, which represents a $1,075,000, or 16%, increase. Excluding the impact of non-cash charges, general and administrative expenses increased $1,681,000, or 33%. The increase in both periods was the result of additional infrastructure costs related to our new facility and increases in personnel costs and consulting fees. We expect these costs to continue to increase as personnel are hired to begin developing our commercial efforts.

  Non-cash Charges

     We have recorded stock-based compensation expense resulting primarily from certain options granted prior to our initial public offering with exercise prices below the fair market value of our common stock on their respective grant dates. For the three months ended September 30, 2002 and 2001, we recorded amortization of deferred stock compensation and stock compensation expense of $(608,000) and $857,000, respectively. The negative balance for the three months ended September 30, 2002 is a result of recovery of an expense of $1,162,000 that was recorded in prior periods due to the cancellation of an employee’s unvested options. Of the $(608,000) recorded for the three months ended September 30, 2002, $400,000 related to general and administrative, $(1,030,000) related to research and development and the remaining $22,000 related to clinical manufacturing. Of the $857,000 recorded for the quarter ended September 30, 2001, $572,000 related to general and administrative, $247,000 related to research and development and the remaining $38,000 related to clinical manufacturing.

     For the nine months ended September 30, 2002 and 2001, we recorded amortization of deferred stock compensation and stock compensation expense of $501,000 and $2,679,000, respectively. Of the $501,000 recorded for the nine months ended September 30, 2002, $1,183,000 related to general and administrative, $(749,000) related to research and development and the remaining $67,000 related to clinical manufacturing. The negative balance for the nine months ended September 30, 2002 of $749,000 is a result of recovery of an expense during the third quarter in the amount of $1,162,000 that was recorded in prior periods due to the cancellation of an employee’s unvested options. Of the $2,679,000 recorded for the nine months ended September 30, 2001, $1,789,000 related to general and administrative, $776,000 related to research and development and the remaining $114,000 related to clinical manufacturing.

  Interest and Other Income, Net

     Interest income, net of interest expense, was $549,000 and $1,268,000 for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of $719,000, or 57%. For the nine months ended September 30, 2002 and 2001, net interest income was $1,835,000 and $4,077,000, respectively, representing a decrease of $2,242,000, or 55%. The decrease for both periods was primarily a result of lower average investment balances and lower yields on U.S. government securities, high-grade commercial paper and notes, and money market funds held by us. We expect interest income to continue to decrease as a result of declining average investment balances caused by ongoing operating losses and lower yields.

Liquidity and Capital Resources

     Our principal source of working capital has been private and public equity financings and interest income.

     As of September 30, 2002, we had approximately $3,235,000 in cash and cash equivalents and $63,725,000 in short-term investments and long-term marketable securities. Net cash used in operating activities of $15,327,000 and $10,324,000 during the nine months ended September 30, 2002 and 2001, respectively, resulted primarily from the net loss for the period offset by an increase in payables.

     Net cash provided by investing activities of $699,000 for the nine months ended September 30, 2002 consisted primarily of proceeds from maturities of investments, net of purchases and investing in equity of another company. Net cash provided by investing activities of $11,552,000 for the nine months ended September 30, 2001 consisted primarily of proceeds from maturities of investments, net of purchases.

     Net cash provided by financing activities of $15,119,000 for the nine months ended September 30, 2002 resulted from the private sale of common stock to a single investor and the exercise of common stock options. Net cash used in financing activities of $610,000 for the nine months ended September 30, 2001 primarily resulted from pledging collateral for the letter of credit related to our new facility.

     Below is a schedule of timing of contractual commitments related to our leases and service contracts.

	2002	2003	2004	2005	2006	Thereafter	Total

Operating leases	$144,291	$577,911	$605,201	$557,568	$551,137	$1,068,421	$3,504,529
Other long-term obligations	427,683	11,970	27,929	—	—	—	467,582

Total contractual cash obligations	$571,974	$589,881	$633,130	$557,568	$551,137	$1,068,421	$3,972,111

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

Risk Factors

     In addition to the other information contained in this report, we caution stockholders and potential investors that the following important risk factors, among others, in some cases have affected, and in the future could affect, our actual results of operations and could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. These factors include:

•	Delay, difficulty, or failure to obtain regulatory approval or clearance to market our product candidates, including delays or difficulties in development because of insufficient proof of safety or efficacy.

•	Our limited experience in conducting and managing clinical trials; failure to conduct clinical trials in compliance with applicable regulations and at an acceptable cost.

•	The ability to obtain, maintain and enforce intellectual property rights; the cost of acquiring in-process technology and other intellectual property rights, either by license, collaboration or purchase of another entity; the cost of enforcing or defending our intellectual property rights.

•	Failure of third-party collaborators to conduct research and development activities, including drug discovery and clinical testing; conflicts of interest or priorities that may arise between us and such third-party collaborators.

•	Dependence upon third parties to manufacture RSR13 bulk drug substance and formulated drug product; failure of third parties to develop a container for RSR13 for commercial purposes, failure of third parties to manufacture RSR13 bulk drug substance or formulated drug product in compliance with regulatory requirements and at an acceptable cost; failure of third parties to supply sufficient quantities of RSR13 bulk drug substance or formulated drug product for preclinical, clinical or commercial purposes; failure to establish alternative sources of supply of RSR13 bulk drug substance, formulated drug product or drug containers.

•	The ability to create sales, marketing and distribution capabilities for our product candidates, or enter into agreements with third parties to perform these functions.

•	The ability to obtain acceptable prices or adequate levels of reimbursement for our products from third-party payors, including government and health administration authorities and private health insurers.

•	Difficulties or the high cost of obtaining adequate financing to fund future research, development and commercialization of product candidates.

•	Competitive or market factors that may limit the use or broad acceptance of our product candidates.

•	The ability to attract and retain highly qualified management and scientific personnel.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

     We own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations. All of these market-risk sensitive instruments are classified as held-to-maturity. We do not own derivative financial instruments in our investment portfolio. Our investment portfolio contains instruments that are subject to the risk of a decline in interest rates. We maintain a non-

trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

Investment Risk

     As of September 30, 2002, we held equity securities of another company in the amount of $1,000,000. This investment is recorded at cost. We regularly review the carrying value to identify and record losses when events and circumstances indicate that a decline in the fair value of the asset below our accounting basis is other-than-temporary. We do not believe that any impairment has occurred at this time.

ITEM 4. Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	None
Item 2.	Changes in Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Submission of Matters to a Vote of Security Holders	None
Item 5.	Other Information	None
Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit No.	Description
10.26	Employment Agreement between Mr. David A. DeLong and Allos Therapeutics, Inc., effective August 12, 2002.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K None

SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2002	ALLOS THERAPEUTICS, INC.

/s/ Daniel R. Hudspeth Daniel R. Hudspeth Vice President and Chief Financial Officer

CERTIFICATIONS

I, Michael E. Hart, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Allos Therapeutics, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors or (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Michael E. Hart Michael E. Hart President and Chief Executive Officer (Principal Executive Officer)

I, Daniel R. Hudspeth, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Allos Therapeutics, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors or (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Daniel R. Hudspeth Daniel R. Hudspeth Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.26	Employment Agreement between Mr. David A. DeLong and Allos Therapeutics, Inc., effective August 12, 2002.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.