Form 10-Q
period 2003-03-31
ALLOS THERAPEUTICS INC
filed 2003-05-12
CIK 1097264

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

Commission File Number

000-29815

Allos Therapeutics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	54-1655029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11080 CirclePoint Road, Suite 200

Westminster, Colorado  80020

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

Yes   ☒             No   ☐

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

Yes   ☒             No   ☐

As of May 8, 2003 there were 25,884,554 shares of the Registrant’s Common Stock outstanding, par value $0.001 per share.

This quarterly report on Form 10-Q consists of 19 pages.

ALLOS THERAPEUTICS, INC.

FORM 10-Q

INDEX

PART I. Financial Information

ITEM 1.	Financial Statements

Balance Sheets (unaudited) — as of December 31, 2002 and March 31, 2003

Statements of Operations (unaudited) — for the three months ended March 31, 2002 and 2003 and the cumulative period from September 1, 1992 (date of inception) through March 31, 2003

Statements of Cash Flows (unaudited) — for the three months ended March 31, 2002 and 2003 and the cumulative period from September 1, 1992 (date of inception) through March 31, 2003

Notes to Financial Statements (unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4.	Controls and Procedures

PART II. Other Information

ITEM 1.	Legal Proceedings

ITEM 2.	Changes in Securities and Use of Proceeds

ITEM 3.	Defaults Upon Senior Securities

ITEM 4.	Submission of Matters to a Vote of Security Holders

ITEM 5.	Other Information

ITEM 6.	Exhibits and Reports on Form 8-K

SIGNATURES and CERTIFICATIONS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.

BALANCE SHEETS

(unaudited)

	December 31, 2002	March 31, 2003

ASSETS

Current assets:
Cash and cash equivalents	$3,756,951	$9,613,058
Restricted cash	550,000	550,000
Short-term investments	50,676,010	38,905,125
Prepaid research and development expenses	534,287	979,920
Prepaids and other assets	240,789	166,569
Total current assets	55,758,037	50,214,672
Long-term marketable securities	5,816,529	3,901,114
Property and equipment, net	1,826,277	1,804,449
Long-term investment	1,000,000	1,000,000
Total assets	$64,400,843	$56,920,235

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable — related parties	$111,656	$141,808
Trade accounts payable and accrued expenses	408,879	417,875
Accrued research and development expenses	5,117,400	5,794,429
Accrued bonus and employee benefits	1,440,725	694,395
Total current liabilities	7,078,660	7,048,507

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2002 and March 31, 2003; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized at December 31, 2002 and March 31, 2003; 25,863,454 and 25,884,554 shares issued and outstanding at December 31, 2002 and March 31, 2003, respectively	25,863	25,885
Additional paid-in capital	171,020,705	170,319,628
Deferred compensation related to grant of options	(1,101,466)	(717,517)
Accumulated deficit	(112,622,919)	(119,756,268)

Total stockholders’ equity	57,322,183	49,871,728

Total liabilities and stockholders’ equity	$64,400,843	$56,920,235

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Cumulative Period From September 1, 1992 (date of inception) through March 31,
	2002	2003	2003

Operating expenses:
Research and development	$3,938,887	$3,405,572	$63,607,589
Clinical manufacturing	445,164	2,080,207	17,364,841
Marketing, general and administrative	2,688,019	2,019,254	42,685,928

Total operating expenses	7,072,070	7,505,033	123,658,358

Loss from operations	(7,072,070)	(7,505,033)	(123,658,358)
Interest and other income, net	611,942	371,684	13,515,065

Net loss	(6,460,128)	(7,133,349)	(110,143,293)

Dividend related to beneficial conversion feature of preferred stock	—	—	(9,612,975)

Net loss attributable to common stockholders	$(6,460,128)	$(7,133,349)	$(119,756,268)

Net loss per common share:
Basic and diluted	$(0.28)	$(0.28)

Weighted average common shares:
Basic and diluted	23,129,771	25,880,216

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,		Cumulative Period From September 1, 1992 (date of inception) through March 31,
	2002	2003	2003

Cash Flows From Operating Activities:
Net loss	$(6,460,128)	$(7,133,349)	$(110,143,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104,704	149,447	1,390,614
Stock-based compensation	629,965	365,379	21,212,821
Other	—	—	104,655
Changes in operating assets and liabilities:
Prepaids and other assets	(40,980)	(371,413)	(1,146,490)
Interest receivable on investments	52,165	125,582	(673,582)
Accounts payable – related parties	674,188	30,152	3,500,073
Trade accounts payable and accrued expenses	(3,690)	8,996	417,875
Accrued research and development expenses	24,508	677,029	2,436,165
Accrued bonus and employee benefits	(425,257)	(746,330)	694,395
Net cash used in operating activities	(5,444,525)	(7,625,265)	(82,206,767)

Cash Flows From Investing Activities:
Acquisition of property and equipment	(139,971)	(127,619)	(2,936,591)
Purchases of marketable securities	(8,571,592)	(284,282)	(238,239,149)
Proceeds from sales of marketable securities	14,357,500	13,845,000	196,106,492
Purchase of long-term investment	(1,000,000)	—	(1,000,000)
Payments received on notes receivable	—	—	49,687
Net cash provided by (used in) investing activities	4,645,937	13,433,099	(46,019,561)

Cash Flows From Financing Activities:
Principal payments under capital leases	—	—	(422,088)
Proceeds from sale leaseback	—	—	120,492
Pledging restricted cash	—	—	(550,000)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	40,285,809
Proceeds from issuance of common stock, associated with stock options and purchase rights	9,518	48,273	704,004
Proceeds from issuance of common stock, net of issuance costs	—	—	97,701,169
Net cash provided by financing activities	9,518	48,273	137,839,386

Net increase (decrease) in cash and cash equivalents	(789,070)	5,856,107	9,613,058
Cash and cash equivalents, beginning of period	2,745,151	3,756,951	—

Cash and cash equivalents, end of period	$1,956,081	$9,613,058	$9,613,058

Supplemental Schedule of Noncash Operating and Financing Activities:
Cash paid for interest	71,593	—	1,033,375
Issuance of stock in exchange for license agreement	—	—	40,000
Capital lease obligations incurred for acquisition of property and equipment	—	—	422,088
Issuance of stock in exchange for notes receivable	—	—	139,687

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.             Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc. (referred to herein as the “Company,” “we,” “us” or “our”), included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2003.  These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a broader discussion of our business and the opportunities and risks inherent in such business.

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

3.             Stock-Based Compensation

We have recorded stock-based compensation expense resulting primarily from certain options granted prior to our initial public offering with exercise prices below the fair market value of our common stock on their respective grant dates.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), Accounting for Stock Issued to Employees, to account for employee stock options.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three month periods ended March 31, 2002 and 2003.  Such pro forma disclosures may not be representative of the pro forma effect in future periods because options vest over several years and additional grants may be made each year.

	2002	2003

Net loss - as reported	$(6,460,128)	$(7,133,349)
Add: Stock-based compensation expense included in reported net loss	629,965	396,816

Deduct: Recovery of stock-based compensation expense	—	(762,195)

Deduct: Stock-based compensation expense as determined under the fair value based method	(859,518)	(697,638)
Pro forma net loss	$(6,689,681)	$(8,196,366)

Loss per share:
Basic and diluted - as reported	$(0.28)	$(0.28)
Basic and diluted - pro forma	$(0.29)	$(0.32)

Effective February 28, 2003 (“new measurement date”), the employment status of the Company’s Chairman changed from employee to consultant.  As a result of the change in status, unvested options held by the Chairman on the new measurement date are prospectively accounted for under variable accounting as prescribed by SFAS 123.  Effective on the new measurement date, the Company reversed approximately $762,000 in stock-based compensation expense recorded in prior periods related to such unvested options.  For the three months ended March 31, 2003, the Company recorded approximately $209,000 in stock-based compensation expense related to variable accounting treatment for the stock options previously granted to the Chairman while he was an employee of the Company.

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

5.             Contingencies

In 2002, the Company signed two purchase orders to purchase approximately $8.0 million of commercial grade bulk drug material to be delivered in 2004.  In April 2003, the Company elected to cancel these purchase orders and as a result the Company expects to incur a termination fee which may total up to $3.0 million.

6.             Subsequent Event

In April 2003, the Company announced that the results of its Phase 3 trial for the treatment of patients receiving whole brain radiation therapy (WBRT) for brain metastases did not meet its primary endpoint of survival and the results were not statistically significant.  The Company plans to discuss the results of the Phase 3 clinical trial with the U.S. Food and Drug Administration (FDA) during the second quarter 2003.

After meeting with the FDA, we will decide how to proceed, if at all, with the filing of a new drug application (NDA) with the FDA seeking marketing approval for RSR13 and determine our future development plans for RSR13 and our other product candidates.  There can be no assurance that meeting with the FDA will provide the information necessary for us to determine whether or not we are able to  continue to develop RSR13 or any of our other product candidates in an economically viable manner.  If we decide to file an NDA with the FDA, there can be no assurance that the FDA will accept our NDA for review, or if the FDA accepts our NDA for review, there can be no assurance they will approve RSR13 for marketing.  Any delay in our original timeline for the approval of RSR13 will have a material, adverse effect on our business and future prospects.  In any event, we are currently evaluating our corporate structure and clinical development priorities, including the economic viability of performing an additional Phase 3 trial using RSR13 for patients with metastatic breast cancer, in light of our current cash position and the restrictive financing environment.  We expect to complete our evaluation following our meeting with the FDA and implement a revised business plan soon thereafter.

In May 2003, the Company designated 1,000,000 shares of its authorized preferred stock as Series A Junior Participating Preferred Stock, par value $0.001 per share, pursuant to a Stockholder Rights Plan approved by the Board of Directors under which all stockholders of record as of May 28, 2003 will receive rights to purchase such shares. The Stockholder Rights Plan is intended to protect stockholders' rights in the event of an unsolicited takeover attempt; it is not intended to prevent a takeover of the Company on terms that are favorable and fair to all stockholders and will not interfere with a merger approved by the Board of Directors.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or similar words.  Actual results could differ materially from those anticipated in these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in the discussion below and those described in the “Risk Factors” discussion of our Annual Report on Form 10-K for the year ended December 21, 2002 filed with the Securities and Exchange Commission. As a result, you should not place undue reliance on these forward-looking statements.  We do not intend to update or revise these forward-looking statements to reflect future events or developments.

Recent Developments

In April 2003, we announced that the results of our pivotal Phase 3 trial for the treatment of patients who are receiving whole brain radiation therapy (WBRT) for brain metastases did not meet its primary endpoint of survival and the results were not statistically significant.  In this 538-patient trial, patients receiving RSR13 plus WBRT experienced a 17.6 percent improvement in median survival compared to patients receiving WBRT alone.  However, we observed that median survival was doubled among eligible patients with metastatic breast cancer who received RSR13 plus WBRT versus those who received only WBRT.  While this subset was not prospectively defined as an intent-to-treat subgroup, breast cancer was a pre-specified stratification factor and the results were statistically significant.  We are encouraged by the results of this subgroup analysis and we are continuing to analyze the data from the Phase 3 trial.  We plan to discuss the results of the trial with the U.S. Food and Drug Administration (FDA) during the second quarter 2003.

After meeting with the FDA, we will decide how to proceed, if at all, with the filing of a new drug application (NDA) with the FDA seeking marketing approval for RSR13 and determine our future development plans for RSR13 and our other product candidates.  There can be no assurance that meeting with the FDA will provide the information necessary for us to determine whether or not we are able to continue to develop RSR13 or any of our other product candidates in an economically viable manner.  If we decide to file an NDA with the FDA, there can be no assurance that the FDA will accept our NDA for review, or if the FDA accepts our NDA for review, there can be no assurance they will approve RSR13 for marketing.  Any delay in our original timeline for the approval of RSR13 will have a material, adverse effect on our business and future prospects.  In any event, we are currently evaluating our corporate structure and clinical development priorities, including the economic viability of performing an additional Phase 3 trial using RSR13 for patients with metastatic breast cancer, in light of our current cash position and the restrictive financing environment.  We expect to complete our evaluation following our meeting with the FDA and implement a revised business plan soon thereafter.

Overview

We have incurred significant operating losses since our inception in 1992 and, as of March 31, 2003, had an accumulated deficit of $119.8 million. We have devoted substantially all of our resources to date to the clinical development of RSR13.  We believe that our existing cash, cash equivalents and investments will be adequate to satisfy our capital needs for the next twelve months.  However, our ability to continue developing RSR13 and our other drug candidates will require substantial additional capital beyond 2003.  We intend to seek additional capital through arrangements with corporate partners, equity or debt financings.  The results of our Phase 3 clinical trial and the resulting impact on our stock price as well as the restrictive financing environment will make it difficult to obtain additional capital resources.  As a result, we are currently evaluating our business plan.  Until we complete the evaluation of our business plan, it is uncertain what the impact will be on the  level of activity and cash expenditures associated with research and development, clinical manufacturing, and marketing, general and administrative activities through the remainder of 2003.  We also intend to evaluate our strategic alternatives related to product development plans and corporate development opportunities.

We have not derived any commercial revenues from product sales, and it is uncertain when, if at all, we will receive product revenues.  There can be no assurance if or when we will become profitable.  We expect to continue to incur significant operating losses over the next several years as we continue to incur research and clinical development costs, in addition to costs related to manufacturing and administrative activities.  We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.  Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our product candidates, and obtain required regulatory clearances and successfully manufacture and market our future products.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses.  The critical accounting policies are discussed in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our consolidated financial statements thereto included in Allos Therapeutics’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002.  These critical accounting policies are subject to judgments and uncertainties, which affect the application of these policies.  We base our estimates on historical experience, available information and assumptions that we believe to be reasonable under the circumstances.  We apply estimation methodologies consistently from period to period.  The actual results may differ from these estimates under different assumptions or conditions.  We have not made any changes in any of these critical accounting policies during the three months ended March 31, 2003.

Results of Operations

Research and Development.  Research and development expenses include the costs of clinical trials, clinical development, data analysis, non-clinical studies, basic research and licensing fees. Research and development expenses were $3.4 million for the three months ended March 31, 2003 compared to $3.9 million for the three months ended March 31, 2002.  Excluding the impact of non-cash charges (see “Non-cash Charges” below for discussion of deferred stock compensation expense and stock compensation expense allocated to research and development), research and development expenses decreased $436,000.  This decrease was primarily due to lower clinical trial costs resulting from completing the enrollment for our Phase 3 trial of RSR13 for brain metastases in the prior year offset by increases in headcount, consulting costs and non-clinical studies necessary to support our clinical development program for our product candidates.  Due to the results of our Phase 3 trial for RSR13 and pending our meeting with the FDA, we are currently evaluating our business plan and research and development cost structure. However, until we complete the evaluation of our business plan, it is uncertain what the impact will be on our research and development expenses.

Clinical Manufacturing.  Clinical manufacturing expenses include third-party manufacturing costs for RSR13 for use in clinical trials, costs associated with pre-commercial scale-up of manufacturing to support anticipated commercial requirements, and development activities for clinical trial material for PDX and BGP-15.  Clinical manufacturing expenses were $2.1 million for the three months ended March 31, 2003 compared to $445,000 for the three months ended March 31, 2002.  The $1.6 million increase resulted from increased third-party manufacturing, internal personnel and consulting costs to support our anticipated NDA filing and potential commercialization requirements as well as increased development work to produce clinical trial drug material for PDX and BGP-15.  Due to the results of our Phase 3 trial for RSR13 and pending our meeting with the FDA, we are currently evaluating our business plan and clinical manufacturing requirements.  However, until we complete the evaluation of our business plan, it is uncertain what the impact will be on our clinical manufacturing expenses.  Although we have not made a decision regarding our development plans for RSR13 and the resulting need for commercial bulk drug, we were required to notify a manufacturer in April 2003 that we were canceling our outstanding purchase orders to avoid additional potential termination fees.  We intend to continue negotiating with the manufacturer but we expect to incur a termination fee which may total up to $3.0 million for canceling these purchase orders.

Marketing, General and Administrative.  Marketing, general and administrative expenses include the costs for pre-marketing activities, executive administration, corporate offices and related infrastructure and corporate development.  Marketing, general and administrative expenses were $2.0 million for the three months ended March 31, 2003 compared to $2.7 million for the three months ended March 31, 2002.  Excluding the impact of non-cash charges (see “Non-cash Charges” below for discussion of deferred stock compensation expense and stock compensation expense allocated to general and administrative), marketing, general and administrative expenses increased $220,000.  The increase was primarily due to pre-marketing activities.  Due to the results of our Phase 3 trial for RSR13 and pending our meeting with the FDA, we are currently evaluating our business plan and marketing, general and administrative cost structure.  However, until we complete the evaluation of our business plan, it is uncertain what the impact will be on marketing, general and administrative expenses.

Non-cash Charges.  We recorded stock-based compensation expense resulting primarily from certain options granted prior to our initial public offering with exercise prices below the fair market value of our common stock on their respective grant dates.  For the three months ended March 31, 2003, we recorded negative $619,000 in marketing, general and administrative, $32,000 in research and development and $13,000 in clinical manufacturing.  The negative balance recorded in marketing, general and administrative is due to the change in employment status of our Chairman from an employee to a consultant, resulting in the recovery of expenses totaling $762,000 related to stock-based compensation expense on unvested stock options recorded in prior periods.  For the three months ended March 31, 2002, we recorded $305,000 in marketing, general and administrative, $132,000 in research and development and $22,000 in clinical manufacturing.  As of March 31, 2003, we had $700,000 of deferred stock-based compensation remaining to be expensed in future periods.

For the three months ended March 31, 2003, we recorded non-cash stock compensation expense in marketing, general and administrative of $209,000 related to variable accounting treatment for stock options previously granted to our Chairman while he was an employee of the Company.  His unvested stock options will continue to vest over the period of his consulting agreement.  For the three months ended March 31, 2002, we recorded stock-based compensation expense related to marketing, general and administrative of $174,000, and a $3,000 recovery of expense related to research and development due to variable accounting for vesting of non-employee stock options.

Interest and Other Income, Net.  Interest income, net of interest expense, was $372,000 and $612,000 for the three months ended March 31, 2003 and 2002, respectively.  This $240,000 decrease was primarily due to lower average investment balances and yields on U.S. government securities, high-grade commercial paper and notes, and money market funds held by us.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements of common and preferred stock and a public equity financing, which have resulted in net proceeds to us of $137.8 million through March 31, 2003. We have used $82.2 million of cash for operating activities.  As of March 31, 2003, we had approximately $9.6 million in cash and cash equivalents and $43.4 million in investments.  Net cash used in operating activities of $7.6 million and $5.4 million during the three months ended March 31, 2003 and 2002, respectively, resulted primarily from the net loss for the period and a reduction in working capital.

Net cash provided by investing activities of $13.4 million for the three months ended March 31, 2003 consisted primarily of proceeds from maturities of investments, net of purchases and capital expenditures.  Net cash provided by investing activities of $4.6 million for the three months ended March 31, 2002 consisted primarily of proceeds from maturities of investments, net of purchases, offset by an investment in equity of another company and capital expenditures.

Net cash provided by financing activities of $48,000 and $10,000 for the three months ended March 31, 2003 and 2002, respectively, resulted from the exercise of common stock options.

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

Below is a schedule of our timing of contractual commitments related to leases and service contracts.

	2003	2004	2005	2006	2007	Thereafter	Total
Operating leases	$433,484	$767,427	$721,309	$717,910	$758,646	$632,205	$4,030,981
Other obligations	3,359,265	1,027,929	—	500,000	500,000	1,000,000	6,387,194

Total contractual cash obligations	$3,792,749	$1,795,356	$721,309	$1,217,910	$1,258,646	$1,632,205	$10,418,175

Other obligations includes the potential termination fee resulting from the cancellation of our outstanding purchase orders for commercial grade bulk drug material, termination fees for contracts with clinical research organizations and future milestone payments under our in-licensing commitments which could be paid earlier depending on the timing of achieving the respective milestone.

Based on our existing cash, cash equivalents and investments, we believe we have adequate resources to satisfy our capital needs for the next twelve months.  However, our capital resources are not sufficient to fund our development programs as currently planned or which may be required to fund additional Phase 3 studies due to the results of our Phase 3 trial for RSR13 for brain metastases.  We will require significant levels of additional capital beyond 2003 from outside sources to continue research and development activities, fund operating expenses, pursue regulatory approvals and build commercial sales and marketing capabilities, as necessary.  Our actual capital requirements will depend on many factors, including product development plans; the time and cost involved in conducting clinical trials and seeking regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our future products and establish new collaborative and licensing arrangements.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.  The factors described above will impact our future capital requirements and the adequacy of our available funds.  We intend to raise additional capital in the future through arrangements with corporate partners, equity or debt financings.  Such arrangements may be dilutive to existing stockholders.  In addition, if additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves.  There is no assurance that we will be successful in consummating any such arrangements.  In the event we are not able to raise sufficient additional funds, we may be required to delay, scale back, or eliminate one or more of our product development programs.

Risk Factors

In addition to the other information contained in this report, we caution stockholders and potential investors that the following important risk factors, among others, in some cases have affected, and in the future could affect, our actual results of operations and could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.  The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose.  These factors include:

•                  Delay, difficulty, or failure to obtain adequate financing on acceptable terms to fund future operations, including research, development and commercialization of product candidates.

•                  Delay, difficulty, or failure to obtain regulatory approval or clearance to market our product candidates, including delays or difficulties in development because of insufficient proof of safety or efficacy.

•                  Failure to conduct clinical trials in compliance with applicable regulations and at an acceptable cost.

•                  The ability to obtain, maintain and enforce intellectual property rights; the cost of acquiring in-process technology and other intellectual property rights, either by license, collaboration or purchase of another entity; the cost of enforcing or defending our intellectual property rights.

•                  Failure of third-party collaborators to effectively conduct research and development activities, including drug discovery and clinical testing; conflicts of interest or priorities that may arise between us and such third-party collaborators.

•                  Dependence upon third parties to manufacture our product candidates and formulated drug product; failure of third parties to manufacture our product candidates or formulated drug product in compliance with regulatory requirements and at an acceptable cost; failure of third parties to supply sufficient quantities of our product candidates substance or formulated drug product for preclinical, clinical or commercial purposes; failure to establish alternative sources of supply of our product candidates or formulated drug product.

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

Investment Risk

As of March 31, 2003, we held equity securities of another company in the amount of $1,000,000.  This investment is recorded at cost.  We regularly review the carrying value to identify and record losses when events and circumstances indicate that a decline in the fair value of the asset below our accounting basis is other-than-temporary.  We do not believe that any impairment has occurred at this time.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 2.	Changes in Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information	None

Item 6.	Exhibits and Reports on Form 8-K	None

(a) Exhibits

99.1	Chief Executive Officer and Chief Financial Officer Certificate pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

(b) Reports on Form 8-K.

On April 30, 2003, the Company filed a report on Form 8-K reporting under Item 5 that it had received preliminary results of a Phase 3 trial that evaluated the radiation sensitizer agent RSR13 (efaproxiral) in patients with brain metastases.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2003	ALLOS THERAPEUTICS, INC.

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

Date: May 9, 2003

/s/ Michael E. Hart
Michael E. Hart
President and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATIONS

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

Date: May 9, 2003

/s/ Daniel R. Hudspeth
Daniel R. Hudspeth
Vice President and Chief Financial Officer
(Principal Financial Officer)