Form 10-Q
period 2003-06-30
ALLOS THERAPEUTICS INC
filed 2003-08-08
CIK 1097264

UNITED STATES
SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003

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

Yes   ☒          No   ☐

As of August 6, 2003 there were 25,910,092 shares of the Registrant’s Common Stock outstanding, par value $0.001 per share.

This quarterly report on Form 10-Q consists of 19 pages.

ALLOS THERAPEUTICS, INC.

FORM 10-Q

INDEX

PART I. Financial Information

ITEM 1.	Financial Statements

Balance Sheets (unaudited) — as of December 31, 2002 and June 30, 2003

Statements of Operations (unaudited) — for the three and six months ended June 30, 2002 and 2003 and the cumulative period from September 1, 1992 (date of inception) through June 30, 2003

Statements of Cash Flows (unaudited) — for the six months ended June 30, 2002 and 2003 and the cumulative period from September 1, 1992 (date of inception) through June 30, 2003

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

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.

BALANCE SHEETS

(unaudited)

	December 31, 2002	June 30, 2003

ASSETS

Current assets:
Cash and cash equivalents	$3,756,951	$10,522,097
Restricted cash	550,000	550,000
Short-term investments	50,676,010	31,734,940
Prepaid research and development expenses	534,287	310,255
Prepaids and other assets	240,789	923,038
Total current assets	55,758,037	44,040,330
Long-term marketable securities	5,816,529	706,190
Property and equipment, net	1,826,277	1,734,275
Long-term investment	1,000,000	1,000,000
Total assets	$64,400,843	$47,480,795

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable — related parties	$111,656	$137,710
Trade accounts payable and accrued expenses	408,879	433,807
Accrued research and development expenses	5,117,400	7,318,945
Accrued bonus and employee benefits	1,440,725	898,205
Restructuring costs	—	431,703
Total current liabilities	7,078,660	9,220,370

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2002 and June 30, 2003; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $.001 par value; 1,000,000 shares authorized at June 30, 2003; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized at December 31, 2002 and June 30, 2003; 25,863,454 and 25,910,092 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	25,863	25,910
Additional paid-in capital	171,020,705	170,257,115
Deferred compensation related to grant of options	(1,101,466)	(495,552)
Accumulated deficit	(112,622,919)	(131,527,048)
Total stockholders’ equity	57,322,183	38,260,425
Total liabilities and stockholders’ equity	$64,400,843	$47,480,795

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from September 1, 1992 (date of inception) through June 30,
	2002	2003	2002	2003	2003

Operating expenses:
Research and development	$4,289,787	$5,081,232	$8,228,674	$8,486,804	$68,688,821
Clinical manufacturing	726,115	3,865,872	1,171,279	5,946,079	21,230,713
Marketing, general and administrative	2,537,046	2,522,994	5,225,065	4,542,248	45,208,922
Restructuring costs	—	577,665	—	577,665	577,665

Total operating expenses	7,552,948	12,047,763	14,625,018	19,552,796	135,706,121

Loss from operations	(7,552,948)	(12,047,763)	(14,625,018)	(19,552,796)	(135,706,121)
Interest and other income, net	674,890	276,983	1,286,832	648,667	13,792,048

Net loss	(6,878,058)	(11,770,780)	(13,338,186)	(18,904,129)	(121,914,073)

Dividend related to beneficial conversion feature of preferred stock	—	—	—	—	(9,612,975)

Net loss attributable to common stockholders	$(6,878,058)	$(11,770,780)	$(13,338,186)	$(18,904,129)	$(131,527,048)

Net loss per common share:
Basic and diluted	$(0.27)	$(0.45)	$(0.55)	$(0.73)

Weighted average common shares:
Basic and diluted	25,040,790	25,888,500	24,090,559	25,884,381

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,		Cumulative Period From September 1, 1992 (date of inception) through June 30,
	2002	2003	2003
Cash Flows From Operating Activities:
Net loss	$(13,338,186)	$(18,904,129)	$(121,914,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	217,890	304,594	1,545,761
Stock-based compensation	1,109,042	(264,172)	21,314,028
Other	—	—	104,655
Changes in operating assets and liabilities:
Prepaids and other assets	(488,324)	(458,217)	(1,233,294)
Interest receivable on investments	384,442	314,845	(484,319)
Accounts payable – related parties	24,150	26,054	3,495,975
Trade accounts payable and accrued expenses	(73,735)	24,928	433,807
Accrued research and development expenses	2,832,437	2,201,545	3,960,681
Accrued compensation and restructuring costs	(88,609)	(110,817)	1,329,908
Net cash used in operating activities	(9,420,893)	(16,865,369)	(91,446,871)

Cash Flows From Investing Activities:
Acquisition of property and equipment	(299,496)	(212,592)	(3,021,564)
Purchases of marketable securities	(30,744,953)	(11,504,796)	(249,459,663)
Proceeds from sales of marketable securities	27,807,500	35,241,360	217,502,852
Purchase of long-term investment	(1,000,000)	—	(1,000,000)
Payments received on notes receivable	—	—	49,687
Net cash provided by (used in) investing activities	(4,236,949)	23,523,972	(35,928,688)

Cash Flows From Financing Activities:
Principal payments under capital leases	—	—	(422,088)
Proceeds from sale leaseback	—	—	120,492
Pledging restricted cash	—	—	(550,000)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	40,285,809
Proceeds from issuance of common stock, associated with stock options and employee stock purchase plan	145,449	106,543	762,274
Proceeds from issuance of common stock, net of issuance costs	14,933,953	—	97,701,169
Net cash provided by financing activities	15,079,402	106,543	137,897,656

Net increase (decrease) in cash and cash equivalents	1,421,560	6,765,146	10,522,097
Cash and cash equivalents, beginning of period	2,745,151	3,756,951	—

Cash and cash equivalents, end of period	$4,166,711	$10,522,097	$10,522,097

Supplemental Schedule of Noncash Operating and Financing Activities:
Cash paid for interest	249,953	—	1,033,375
Issuance of stock in exchange for license agreement	—	—	40,000
Capital lease obligations incurred for acquisition of property and equipment	—	—	422,088
Issuance of stock in exchange for notes receivable	—	—	139,687

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.                                      Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc. a company in the development stage (referred to herein as the “Company,” “we,” “us” or “our”), included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2003.  These financial statements should be read in conjunction with the financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2002 for a broader discussion of our business and the opportunities and risks inherent in such business.

On April 23, 2003, we announced the preliminary results of our pivotal Phase 3 trial of RSR13 in patients with brain metastases.   The results did not meet the primary statistical endpoint of the study in either of the pre-specified intent-to-treat groups using a primary unadjusted log-rank analysis of patients who received RSR13 plus whole brain radiation therapy (WBRT) versus patients who received WBRT alone.  However, the results demonstrated a survival benefit from RSR13 treatment for patients with metastatic breast cancer.  For patients with metastatic breast cancer who received RSR13, median survival was nearly doubled compared with patients who did not receive RSR13.

We believe that our existing cash, cash equivalents and investments will be adequate to satisfy our capital needs through 2004.  However, our ability to continue developing RSR13 and PDX will require substantial additional capital beyond 2004.  We intend to raise additional capital in the future through arrangements with corporate partners, or through equity or debt financings.  Such arrangements may be dilutive to existing stockholders.  In addition, if additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves.  There is no assurance that we will be successful in consummating any such arrangements.  In the event we are not able to raise sufficient additional funds, we may be required to delay, scale back, or eliminate one or more of our product development programs.

2.                                      Accrued Research and Development Expenses

We record accruals for contracted third-party development activity, including estimated clinical study costs, which will be invoiced to us in a subsequent accounting period. Clinical study costs represent costs incurred by clinical research organizations and clinical sites. These costs are recorded as a component of research and development expenses. Management accrues costs for these clinical studies based on the progress of the clinical trials, including patient enrollment, dosing levels of patients enrolled, estimated costs to dose patients, invoices received and contracted costs when evaluating the adequacy of the accrued liabilities. Significant judgments and estimates are made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates.

3.                                      Stock-Based Compensation

We have recorded stock-based compensation expense resulting primarily from certain options granted prior to our initial public offering with exercise prices below the fair market value of our common stock on their respective grant dates.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Statement of Financial Accounting Standards (“SFAS”) SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, to account for employee stock options.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the six month periods ended June 30, 2002 and 2003.  Such pro forma disclosures may not be representative of the pro forma effect in future periods because options vest over several years and additional grants may be made each year.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Net loss – as reported	$(6,878,058)	$(11,770,780)	$(13,338,186)	$(18,904,129)
Add: Stock-based compensation expense included in reported net loss	479,077	101,207	1,109,042	498,023

Deduct: Recovery of stock-based compensation expense	—	—	—	(762,195)

Deduct: Stock-based compensation expense as determined under the fair value based method	(1,032,821)	(1,544,294)	(1,892,339)	(2,241,932)
Pro forma net loss	$(7,431,802)	$(13,213,867)	$(14,121,483)	$(21,410,233)

Loss per share:
Basic and diluted – as reported	$(0.27)	$(0.45)	$(0.55)	$(0.73)
Basic and diluted – pro forma	$(0.30)	$(0.51)	$(0.59)	$(0.83)

Effective February 28, 2003 (“new measurement date”), the employment status of our Chairman changed from employee to consultant.  As a result of the change in status, unvested options held by the Chairman on the new measurement date are prospectively accounted for under variable accounting as prescribed by SFAS 123.  Effective on the new measurement date, we reversed approximately $762,000 in stock-based compensation expense recorded in prior periods related to such unvested options.  For the six months ended June 30, 2003, we recorded approximately $223,000 in stock-based compensation expense related to variable accounting treatment for the stock options previously granted to the Chairman while he was an employee of the Company.

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

5.                                      Contingencies

In 2002, we signed two purchase orders to purchase approximately $8.0 million of commercial grade bulk drug material to be delivered in 2004.  In April 2003, we elected to cancel these purchase orders and as a result we paid and recorded a termination fee of $3.0 million included in clinical manufacturing expense in the Statement of Operations.

6.                                      Stockholders’ Equity

In May 2003, we designated 1,000,000 shares of our authorized preferred stock as Series A Junior Participating Preferred Stock, par value $0.001 per share, pursuant to a Stockholder Rights Plan approved by the Board of Directors under which all stockholders of record as of May 28, 2003 received a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of our common stock. The Rights trade with the common stock and no separate Right certificates will be distributed until such time as the Rights become exercisable in accordance with the Stockholder Rights Plan. The Stockholder Rights Plan is intended as a means to guard against abusive takeover tactics and to provide for fair and equal treatment for all stockholders in the event that an unsolicited attempt is made to acquire the Company.

Until the Rights become exercisable, the Rights will have no dilutive impact on our earnings per share data. The Rights are protected by customary anti-dilution provisions.  As of June 30, 2003, no shares of Series A Junior Participating Preferred Stock were issued or outstanding.

7.                                      Restructuring Costs

On May 28, 2003, as part of the revised operating plan, we implemented expense reduction measures, including a reduction in workforce by approximately 30 percent, in an effort to conserve sufficient resources to operate our business under a revised operating plan through 2004.  We recorded a restructuring charge in the second quarter of 2003 consisting primarily of severance, payroll taxes and employee benefits totaling $578,000; $216,000 in research and development; $47,000 in clinical manufacturing; and $315,000 in marketing, general and administrative.  We expect to realize cost savings going forward as a result of these expense reduction measures and other cost saving initiatives that have been implemented.  We believe restructuring is substantially complete with these actions.  The nature of the restructuring charges and the amounts paid through and accrued as of June 30, 2003 are summarized as follows:

	Total	Paid	Accrued

Severance, payroll taxes and other employee benefits	$573,592	$141,889	$431,703
Legal	4,073	4,073	—
Total	$577,665	$145,962	$431,703

8.                                      Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities.  FIN 46 addresses consolidation by business enterprises of variable interest entities, which have certain characteristics.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The adoption of FIN 46 has not had, nor do we believe it will have, a material impact on our current or prospective financial statements.

In the May 2003, the FASB issued Statement No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  The Statement addresses the classification of certain financial instruments embodying obligations that could be settled by the issuance of an entity’s own shares.  SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position.   SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 is not expected to have a material effect on our financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or similar words.  Actual results could differ materially from those anticipated in these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in the discussion below and those described in the “Risk Factors” discussion of our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. As a result, you should not place undue reliance on these forward-looking statements.  We do not intend to update or revise these forward-looking statements to reflect future events or developments.

Overview

Allos Therapeutics, Inc. is a biopharmaceutical company focused on developing and commercializing innovative drugs for improving cancer treatments.

Our lead product candidate is RSR13 (efaproxiral), a synthetic small molecule that has the potential to sensitize hypoxic (oxygen deprived) tumor tissues and enhance the efficacy of standard radiation therapy, and certain chemotherapeutic drugs. RSR13 recently completed a Phase 3 clinical trial, discussed in more detail below.  In addition, we are developing PDX, a novel small molecule cytotoxic injectable antifolate (DHFR inhibitor) being developed for the treatment of non-small cell lung cancer (NSCLC), mesothelioma and non-Hodgkin’s lymphoma.

On April 23, 2003, we announced the preliminary results of our pivotal Phase 3 trial of RSR13 in patients with brain metastases.   The results did not meet the primary statistical endpoint of the study in either of the pre-specified intent-to-treat groups using a primary unadjusted log-rank analysis of patients who received RSR13 plus whole brain radiation therapy (WBRT) versus patients who received WBRT alone.   However, the results demonstrated a survival benefit from RSR13 treatment for patients with metastatic breast cancer.  For patients with metastatic breast cancer who received RSR13, median survival was nearly doubled compared with patients who did not receive RSR13.  While patients with metastatic breast cancer represent a subset that was not prospectively defined as an intent-to-treat subgroup, breast cancer was a pre-specified stratification factor and the results were statistically significant.  Overall, these patients with metastatic breast cancer experienced a 55 percent reduction in risk of death in the RSR13 arm versus control.

On May 29, 2003, we announced our plan to submit a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) to market RSR13 as an adjuvant to radiation therapy for the treatment of brain metastases from breast cancer.  Our decision followed a pre-NDA meeting with the FDA in which we reviewed the preliminary safety and efficacy data from the completed Phase 3 clinical trial and, specifically, the results in patients with metastatic breast cancer.  The NDA submission has commenced, and we expect to complete the application in the fourth quarter of 2003.

On May 29, 2003, we announced our updated operating plan, which is intended to enable the Company to complete the rolling submission of the NDA to the FDA for RSR13 in patients with brain metastases from breast cancer and maintain the current timeline for the development of PDX.  As part of the revised operating plan, we implemented expense reduction measures, including a reduction in workforce, in an effort to conserve sufficient resources to operate our business under the revised operating plan through 2004.

The updated operating plan effects a modification of our clinical development priorities.  We will focus our clinical development resources on RSR13 and PDX.  The development of BGP-15 has been be suspended.  The ongoing Phase 1 / 2 trials of RSR13 in patients with cervical cancer and recurrent glioblastoma will be maintained.  However, we have suspended screening of patients in the Phase 3 trial of RSR13 in primary NSCLC and have formally notified sites that the trial has been terminated.

The PDX development program will continue unchanged for 2003.  We will continue to sponsor ongoing Phase 1 dose-escalation studies of PDX being conducted at Memorial Sloan-Kettering Cancer Center in patients with non-Hodgkin’s lymphoma and in patients with NSCLC in combination with docetaxel.  We plan to initiate a multi-center Phase 2 study of PDX in patients with NSCLC in early 2004.

We have incurred significant operating losses since our inception.  As of June 30, 2003, our accumulated deficit was $131.5 million. We have devoted substantially all of our resources to date to the clinical development of RSR13.  We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, and develop systems that support commercialization of our product candidates, if necessary.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses.  The critical accounting policies are discussed in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our consolidated financial statements thereto included in Allos Therapeutics’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002.  These critical accounting policies are subject to judgments and uncertainties, which affect the application of these policies.  We base our estimates on historical experience, available information and assumptions that we believe to be reasonable under the circumstances.  We apply estimation methodologies consistently from period to period.  The actual results may differ from these estimates under different assumptions or conditions.  We have not made any changes in any of these critical accounting polices during the six months ended June 30, 2003.

Results of Operations

Research and Development.  Research and development expenses include the costs of clinical trials, clinical development, data analysis, non-clinical studies, basic research and licensing fees.   Research and development expenses were $5.1 million for the three months ended June 30, 2003 compared to $4.3 million for the three months ended June 30, 2002.  Excluding the impact of non-cash charges (see “Non-cash Charges” below for discussion of deferred stock compensation expense and stock compensation expense allocated to research and development), research and development expenses increased $946,000.  For the six months ended June 30, 2003 and 2002, research and development expenses were $8.5 million and 8.2 million, respectively.  Excluding the impact of non-cash charges, research and development expenses increased $511,000.  The increase in both periods was primarily due to close out costs for terminating our Phase 3 trial of RSR13 in NSCLC. As we continue to implement our modified clinical development plan there may be additional termination fees incurred, as well as the potential of another milestone payment due for PDX.  Thus, we expect research and development expenses to continue to increase during the remainder of 2003.

Clinical Manufacturing.  Clinical manufacturing expenses include third-party manufacturing costs for RSR13 for use in clinical trials, costs associated with pre-commercial scale-up of manufacturing to support anticipated commercial requirements, and development activities for clinical trial material for PDX.  Clinical manufacturing expenses were $3.9 million for the three months ended June 30, 2003 compared to $726,000 for the three months ended June 30, 2002.  The $3.2 million increase resulted from termination fees paid for canceling our outstanding purchase orders for commercial grade bulk drug material of RSR13.  For the six months ended June 30, 2003 and 2002, clinical manufacturing expenses were $5.9 million and $1.2 million, respectively in accordance with our updated operating plan. The $4.7 million increase was primarily due to the cancellation of our RSR13 purchase orders, increased personnel and consulting costs to support our NDA submission and potential commercialization requirements, and increased development work to produce clinical trial drug material for PDX.  We expect clinical manufacturing expenses to decrease during the remainder of 2003 until we begin to scale-up manufacturing efforts for commercialization of RSR13 as necessary depending on the progress of our NDA submission.

Marketing, General and Administrative.  Marketing, general and administrative expenses include the costs for pre-marketing activities, executive administration, corporate offices and related infrastructure and corporate development.  Marketing, general and administrative expenses were $2.5 million for the three months ended June 30, 2003 and 2002.  Excluding the impact of non-cash charges (see “Non-cash Charges” below for discussion of deferred stock compensation expense and stock compensation expense allocated to general and administrative), marketing, general and administrative expenses increased $199,000.  For the six months ended June 30, 2003 and 2002, marketing, general and administrative expenses were $4.5 million and $5.2 million, respectively.  Excluding the impact of non-cash charges, marketing, general and administrative expenses increased $417,000.  The increase in both periods is primarily due to additional costs associated with pursuing strategic partnerships, conducting market research in preparation for the possible commercialization of RSR13, increasing our visibility and the increased cost of general liability insurance.  We expect costs in these areas to moderately increase for the remainder of the year as we continue to pursue these activities.

Restructuring Costs. We recorded $578,000 in restructuring costs during the three months ended June 30, 2003.  The restructuring expenses include severance and other employee termination costs of approximately $ 574,000 and legal fees of $4,000.   As of June 30, 2003, the remaining liability related to the restructuring totals approximately $432,000.

Non-cash Charges.  We recorded stock-based compensation expense resulting primarily from certain options granted prior to our initial public offering with exercise prices below the fair market value of our common stock on their respective grant dates and from variable accounting for vesting of non-employee stock options.  For the three months ended June 30, 2003, we recorded $92,000 in marketing, general and administrative, a negative $3,000 in research and development and $12,000 in clinical manufacturing.  The negative balance recorded in research and development is a result of the reduction in workforce, resulting in the recovery of expense totaling $67,000 related to stock-based compensation expense on unvested stock options recorded in prior periods.  For the three months ended June 30, 2002, we recorded $305,000 in marketing, general and administrative, $152,000 in research and development and $22,000 in clinical manufacturing.

For the six months ended June 30, 2003, we recorded negative $317,000 in marketing, general and administrative, $28,000 in research and development and $25,000 in clinical manufacturing.  The negative balance recorded in marketing, general and administrative is due to the change in employment status of our Chairman from an employee to a consultant, resulting in the recovery of expenses totaling $762,000 related to stock-based compensation expense on unvested stock options recorded in prior periods.     For the six months ended June 30, 2002, we recorded $783,000 in marketing, general and administrative, $281,000 in research and development and $45,000 in clinical manufacturing.  As of June 30, 2003, we had $496,000 of deferred stock-based compensation remaining to be expensed in future periods.

Interest and Other Income, Net.  Interest income, net of interest expense, was $277,000 and $675,000 for the three months ended June 30, 2003 and 2002, respectively.  For the six months ended June 30, 2003 and 2002, net interest income was $649,000 and $1,287,000, respectively.  The decreases of $398,000 and $638,000, respectively, were primarily due to lower average investment balances and yields on U.S. government securities, high-grade commercial paper and notes, and money market funds held by us.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements of common and preferred stock, a public equity financing, and interest income, which have resulted in net proceeds to us of $138.0 million through June 30, 2003. We have used $91.4 million of cash for operating activities.  As of June 30, 2003, we had approximately $10.5 million in cash and cash equivalents and $33.0 million in investments.  Net cash used in operating activities of $16.9 million and $9.4 million during the six months ended June 30, 2003 and 2002, respectively, resulted primarily from the net loss for the period offset by an increase in accrued research and development expenses.

Net cash provided by investing activities of $23.5 million for the six months ended June 30, 2003 consisted primarily of proceeds from maturities of investments, net of purchases and capital expenditures.  Net cash use in investing activities of $4.2 million for the six months ended June 30, 2002 consisted primarily of purchases of investments, net of proceeds, investing in equity of another company and capital expenditures.

Net cash provided by financing activities of $107,000 for the six months ended June 30, 2003 resulted from the exercise of common stock options and the sale of stock under our employee stock purchase plan.  Net cash provided by financing activities of $15.1 million for the six months ended June 30, 2002 resulted from the private sale of common stock to a single investor, exercise of common stock options and the sale of stock under our employee stock purchase plan.

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

Below is a schedule of the timing of contractual commitments related to our leases and service contracts.

	2003	2004	2005	2006	2007	Thereafter	Total
Operating leases	$288,781	$767,427	$721,309	$717,910	$758,646	$632,205	$3,886,278
Other obligations	322,746	1,032,073	—	500,000	500,000	1,000,000	3,354,819

Total contractual cash obligations	$611,527	$1,799,500	$721,309	$1,217,910	$1,258,646	$1,632,205	$7,241,097

Other obligations include termination fees for contracts with clinical research organizations and future milestone payments under our in-licensing commitments, which could be paid earlier depending on the timing of achieving the respective milestone.

We believe that our existing cash, cash equivalents and investments will be adequate to satisfy our capital needs through 2004.  However, our ability to continue developing RSR13 and PDX will require substantial additional capital beyond 2004.  Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.  Our actual capital requirements will depend on many factors, including product development plans; the time and cost involved in conducting clinical trials and seeking regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our future products and establish new collaborative and licensing arrangements. We intend to raise additional capital in the future through arrangements with corporate partners, or through equity or debt financings.  Such arrangements may be dilutive to existing stockholders.  In addition, if additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves.  Recently, one of our third-party collaborators alleged that we have breached certain of our obligations under our agreement with the collaborator.  We believe the collaborator’s allegations are without merit, however if we cannot resolve the allegations or successfully defend against any claims that the collaborator may bring, we may incur significant liabilities.  The results of our Phase 3 clinical trial and the resulting impact on our stock price as well as the restrictive financing environment will make it difficult to obtain additional capital resources.  There is no assurance that we will be successful in consummating any such arrangements.  In the event we are not able to raise sufficient additional funds, we may be required to delay, scale back, or eliminate one or more of our product development programs.

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

•                  Delay, difficulty, or failure to complete the submission of our NDA to the FDA on schedule and in accordance with regulatory requirements.

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

•                  Failure of third-party collaborators to effectively conduct research and development activities, including drug discovery and clinical testing; conflicts of interest or priorities or disputes that may arise between us and such third-party collaborators.

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

•                  Changes in accounting rules and regulations, such as accounting for guarantees, restructuring charges and stock options, that could have a significant adverse impact on our results of operations, causing our stock price to decline and negatively impacting our efforts to obtain adequate financing.

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

Investment Risk

As of June 30, 2003, we held equity securities of another company in the amount of $1,000,000.  This investment is recorded at cost.  We regularly review the carrying value to identify and record losses when events and circumstances indicate that a decline in the fair value of the asset below our accounting basis is other-than-temporary.  We do not believe that any impairment has occurred at this time.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covering this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive and financial officer (the “Evaluating Officer”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on that evaluation, the Evaluating Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Evaluating Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION

Item 1.                                Legal Proceedings                                                                                                                                                                           None

Item 2.                                Changes in Securities and Use of Proceeds

In May 2003, we designated 1,000,000 shares of our authorized preferred stock as Series A Junior Participating Preferred Stock, par value $0.001 per share, pursuant to a Stockholder Rights Plan approved by our Board of Directors under which all stockholders of record as of May 28, 2003 received a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock. The Rights trade with the common stock and no separate Right certificates will be distributed until such time as the Rights become exercisable in accordance with the Stockholder Rights Plan. The Stockholder Rights Plan is intended as a means to guard against abusive takeover tactics and to provide for fair and equal treatment for all stockholders in the event that an unsolicited attempt is made to acquire the Company.

Item 3.                                Defaults Upon Senior Securities                                                                                                   None

Item 4.                                Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 30, 2003.  At such meeting, the following actions were voted upon:

a.               Election of Directors

	For	Withheld
Stephen J. Hoffman, Ph.D., M.D.	7,633,352	5,730,774
Michael E. Hart	7,858,933	5,505,193
Donald J. Abraham, Ph.D.	7,858,621	5,505,505
Michael D. Casey	7,859,926	5,504,200
Mark G. Edwards	7,136,612	6,227,514
Marvin E. Jaffe, M.D.	7,765,514	5,598,612

b.              Approval of an amendment to our 2000 Stock Incentive Compensation Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 1,000,000 shares from 2,151,037 shares to a total of 3,151,037 shares.

For	Against	Abstentions
3,247,760	9,480,109	636,257

c.               Ratification of PricewaterhouseCoopers, LLP as our independent accountants for the fiscal year ending December 31, 2003.

For	Against	Abstentions
13,354,384	7,842	1,900

Item 5.                                Other Information                                                                                                                                                                              None

Item 6.                                Exhibits and Reports on Form 8-K

(a)                           Exhibits

4.03(1)	Certificate of Designation of Series A Junior Participating Preferred Stock.
4.04(1)	Rights Agreement dated as of May 6, 2003 among Allos Therapeutics, Inc. and Mellon Investor Services LLC.
4.05(1)	Form of Rights Certificate.
31.01	Rule 13a-14(a) Certification.
32.01	Section 1350 Certification.

(1) Incorporated by reference to our Current Report on Form 8-K (File No. 000-29815), as filed with the Commission on May 9, 2003.

(b)                          Reports on Form 8-K.

On April 30, 2003, we filed a report on Form 8-K reporting the preliminary results of our Phase 3 trial of RSR13 in patients with brain metastases.

On May 9, 2003, we filed a report on Form 8-K reporting under Item 5 that we had adopted a Stockholder Rights Plan and reporting under Items 9 and 12 that we had issued an announcement of our first quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2003	ALLOS THERAPEUTICS, INC.

/s/ Michael E. Hart
Michael E. Hart
President, Chief Executive Officer, and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)