Form 10-Q
period 2003-09-30
ALLOS THERAPEUTICS INC
filed 2003-11-12
CIK 1097264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003

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

Yes   ☒          No   ☐

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒          No   ☐

As of November 4, 2003, there were 25,913,592 shares of the Registrant’s Common Stock par value $0.001 per share outstanding.

This quarterly report on Form 10-Q consists of 19 pages.

ALLOS THERAPEUTICS, INC.
FORM 10-Q

INDEX

PART I. Financial Information

ITEM 1.	Financial Statements

Balance Sheets (unaudited) — as of December 31, 2002 and September 30, 2003

Statements of Operations (unaudited) — for the three and nine months ended September 30, 2002 and 2003 and the cumulative period from September 1, 1992 (date of inception) through September 30, 2003

Statements of Cash Flows (unaudited) — for the nine months ended September 30, 2002 and 2003 and the cumulative period from September 1, 1992 (date of inception) through September 30, 2003

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

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.
BALANCE SHEETS
(unaudited)

	December 31, 2002	September 30, 2003

ASSETS

Current assets:
Cash and cash equivalents	$3,756,951	$6,512,661
Restricted cash	550,000	550,000
Short-term investments	50,676,010	16,990,258
Prepaid research and development expenses	534,287	170,634
Prepaids and other assets	240,789	1,126,060
Total current assets	55,758,037	25,349,613
Long-term marketable securities	5,816,529	12,319,566
Property and equipment, net	1,826,277	1,592,351
Long-term investment	1,000,000	—
Total assets	$64,400,843	$39,261,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable — related parties	$111,656	$35,840
Trade accounts payable and accrued expenses	408,879	981,732
Accrued research and development expenses	5,117,400	3,861,338
Accrued bonus and employee benefits	1,440,725	1,034,864
Restructuring costs	—	36,117
Total current liabilities	7,078,660	5,949,891

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2002 and September 30, 2003; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $.001 par value; 1,000,000 shares authorized at September 30, 2003; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized at December 31, 2002 and September 30, 2003; 25,863,454 and 25,913,092 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	25,863	25,913
Additional paid-in capital	171,020,705	170,194,767
Deferred compensation related to grant of options	(1,101,466)	(368,346)
Accumulated deficit	(112,622,919)	(136,540,695)
Total stockholders’ equity	57,322,183	33,311,639
Total liabilities and stockholders’ equity	$64,400,843	$39,261,530

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from September 1, 1992 (date of inception) through September 30,
	2002	2003	2002	2003	2003

Operating expenses:
Research and development	$1,937,299	$1,629,139	$10,165,973	$10,115,943	$70,317,960
Clinical manufacturing	1,242,430	707,431	2,413,709	6,653,510	21,938,144
Marketing, general and administrative	2,657,133	2,796,971	7,882,198	7,339,219	48,005,893
Restructuring costs	—	59,934	—	637,599	637,599

Total operating expenses	5,836,862	5,193,475	20,461,880	24,746,271	140,899,596

Loss from operations	(5,836,862)	(5,193,475)	(20,461,880)	(24,746,271)	(140,899,596)
Interest and other income, net	548,545	179,828	1,835,377	828,495	13,971,876

Net loss	(5,288,317)	(5,013,647)	(18,626,503)	(23,917,776)	(126,927,720)

Dividend related to beneficial conversion feature of preferred stock	—	—	—	—	(9,612,975)

Net loss attributable to common stockholders	$(5,288,317)	$(5,013,647)	$(18,626,503)	$(23,917,776)	$(136,540,695)

Net loss per common share:
Basic and diluted	$(0.21)	$(0.19)	$(0.76)	$(0.92)

Weighted average common shares:
Basic and diluted	25,724,192	25,911,309	24,641,088	25,893,456

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,		Cumulative Period From September 1, 1992 (date of inception) through September 30,
	2002	2003	2003
Cash Flows From Operating Activities:
Net loss	$(18,626,503)	$(23,917,776)	$(126,927,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	347,952	456,529	1,697,696
Stock-based compensation	500,947	(230,851)	21,347,349
Write-off of long-term investment	—	1,000,000	1,000,000
Other	21,531	—	104,655
Changes in operating assets and liabilities:
Prepaids and other assets	(451,355)	(521,618)	(1,296,695)
Interest receivable on investments	357,731	334,454	(464,710)
Accounts payable – related parties	57,476	(75,816)	3,394,105
Trade accounts payable and accrued expenses	(78,381)	572,853	981,732
Accrued research and development expenses	2,704,242	(1,256,062)	503,074
Accrued compensation and restructuring costs	(161,122)	(369,744)	1,070,981
Net cash used in operating activities	(15,327,482)	(24,008,031)	(98,589,533)

Cash Flows From Investing Activities:
Acquisition of property and equipment	(535,358)	(222,603)	(3,031,575)
Purchases of marketable securities	(38,073,250)	(20,393,099)	(258,347,966)
Proceeds from sales of marketable securities	40,307,500	47,241,360	229,502,852
Purchase of long-term investment	(1,000,000)	—	(1,000,000)
Payments received on notes receivable	—	—	49,687
Net cash provided by (used in) investing activities	698,892	26,625,658	(32,827,002)

Cash Flows From Financing Activities:
Principal payments under capital leases	—	—	(422,088)
Proceeds from sale leaseback	—	—	120,492
Pledging restricted cash	—	—	(550,000)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	40,285,809
Proceeds from issuance of common stock, associated with stock options and employee stock purchase plan	187,123	138,083	793,814
Proceeds from issuance of common stock, net of issuance costs	14,931,773	—	97,701,169
Net cash provided by financing activities	15,118,896	138,083	137,929,196

Net increase (decrease) in cash and cash equivalents	490,306	2,755,710	6,512,661
Cash and cash equivalents, beginning of period	2,745,151	3,756,951	—

Cash and cash equivalents, end of period	$3,235,457	$6,512,661	$6,512,661

Supplemental Schedule of Noncash Operating and Financing Activities:
Cash paid for interest	$203,250	$—	$1,033,375
Issuance of stock in exchange for license agreement	—	—	40,000
Capital lease obligations incurred for acquisition of property and equipment	—	—	422,088
Issuance of stock in exchange for notes receivable	—	—	139,687

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.                                      Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc., a company in the development stage (referred to herein as the “Company,” “we,” “us” or “our”), included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2003.  These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2002 for a broader discussion of our business and the opportunities and risks inherent in such business.

On April 23, 2003, we announced the preliminary results of our pivotal Phase 3 trial of efaproxiral (“RSR13”) in patients with brain metastases.   The results did not meet the primary statistical endpoint of the study in either of the pre-specified intent-to-treat groups using a primary unadjusted log-rank analysis of patients who received RSR13 plus whole brain radiation therapy (WBRT) versus patients who received WBRT alone.  However, the results demonstrated a survival benefit from RSR13 treatment for patients with metastatic breast cancer.  For patients with metastatic breast cancer who received RSR13, median survival was nearly doubled compared with patients who did not receive RSR13.  While patients with metastatic breast cancer represent a subset that was not prospectively defined as an intent-to-treat subgroup, breast cancer was a pre-specified stratification factor and the results were statistically significant.  Overall, these patients with metastatic breast cancer experienced a 55 percent reduction in risk of death in the RSR13 arm versus control.

In August 2003, we announced the submission to the U.S. Food and Drug Administration (FDA) of the first of three components of a rolling New Drug Application (NDA) to market RSR13 as an adjunct to radiation therapy for the treatment of brain metastases from breast cancer.  Our decision to submit the NDA followed a pre-NDA meeting with the FDA in which we reviewed the preliminary safety and efficacy data from the completed Phase 3 clinical trial and, specifically, the results in patients with metastatic breast cancer.  The first component contained the non-clinical section of the NDA.  The second component of the NDA was submitted to the FDA in September 2003 and contained information about the drug’s chemistry, manufacture and controls (CMC).  We plan to submit the final component, the clinical section, in the fourth quarter of 2003.

We believe that our existing cash, cash equivalents and investments will be adequate to satisfy our capital needs through the end of 2004.  However, our ability to continue developing RSR13 and PDX will require substantial additional capital beyond 2004.  We intend to raise additional capital in the future through arrangements with corporate partners, or through equity or debt financings.  Such arrangements may be dilutive to existing stockholders.  In addition, if additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves.  There is no assurance that we will be successful in consummating any such arrangements.  In the event we are not able to raise sufficient additional funds, we may be required to delay, scale back, or eliminate one or more of our product development programs.

2.                                      Impairment of Long-term Investment

We identify and record impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired.  As part of our settlement with N-Gene Research Laboratories, Inc., as described more fully in Note 10 below, we relinquished our equity investment in N-Gene, which had a book value of $1.0 million.  As a result, we deemed this investment to be impaired as of September 30, 2003 and recorded a $1.0 million write off to research and development expense in the third quarter.

3.                                      Accrued Research and Development Expenses

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

4.                                      Stock-Based Compensation

We have recorded stock-based compensation expense resulting primarily from certain options granted prior to our initial public offering with exercise prices below the fair market value of our common stock on their respective grant dates.

 In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends SFAS 123 (“SFAS 123”), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, to account for employee stock options.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three and nine month periods ended September 30, 2002 and 2003.  Such pro forma disclosures may not be representative of the pro forma effect in future periods because options vest over several years and additional grants may be made each year.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003

Net loss – as reported	$(5,288,317)	$(5,013,647)	$(18,626,503)	$(23,917,776)
Add: Stock-based compensation expense included in reported net loss	554,059	33,321	1,663,101	531,344

Deduct: Recovery of stock-based compensation expense included in reported net loss	(1,162,154)	—	(1,162,154)	(762,195)

Add (deduct): Stock-based compensation recovery (expense) as determined under the fair value based method	343,878	(748,382)	(1,548,461)	(2,990,315)
Pro forma net loss	$(5,552,534)	$(5,728,708)	$(19,674,017)	$(27,138,942)

Loss per share:
Basic and diluted – as reported	$(0.21)	$(0.19)	$(0.76)	$(0.92)
Basic and diluted – pro forma	$(0.22)	$(0.22)	$(0.80)	$(1.05)

Effective February 28, 2003 (“new measurement date”), the employment status of our Chairman changed from employee to consultant.  As a result of the change in status, unvested options held by the Chairman on the new measurement date are prospectively accounted for under variable accounting as prescribed by SFAS 123.  Effective on the new measurement date, we reversed approximately $762,000 in stock-based compensation expense recorded in prior periods related to such unvested options.  For the three and nine months ended September 30, 2003, we recorded a recovery of $54,000 and an expense of $169,000, respectively, in stock-based compensation expense related to variable accounting treatment for the stock options previously granted to the Chairman while he was an employee of the Company.

The recovery for the three and nine months ended September 30, 2002, is due to terminating a consulting agreement with a former employee resulting in the forfeiture of unvested options that were expensed in prior periods.

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

6.                                      Contingencies

In 2002, we signed two purchase orders to purchase approximately $8.0 million of commercial grade bulk drug material to be delivered in 2004.  In April 2003, we elected to cancel these purchase orders and recorded a termination fee of $3.0 million included in clinical manufacturing expense in the Statements of Operations, which was paid in June 2003.

7.                                      Stockholders’ Equity

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

Until the Rights become exercisable, the Rights will have no dilutive impact on our earnings per share data. The Rights are protected by customary anti-dilution provisions.  As of September 30, 2003, no shares of Series A Junior Participating Preferred Stock were issued or outstanding.

8.                                      Restructuring Costs

On May 28, 2003, we implemented expense reduction measures, including a reduction in workforce by approximately 30 percent, in an effort to conserve sufficient resources to operate our business under a revised operating plan through 2004.  During the three and nine months ended September 30, 2003, we recorded $59,934 and $637,599 in restructuring costs which consist primarily of severance, payroll taxes and employee benefits which were recorded to expense as follows:

	Three months ended September 30, 2003	Nine months ended September 30, 2003

Research and development	$30,601	$246,665
Clinical manufacturing	3,558	50,020
Marketing, general and administrative	25,775	340,914
Total	$59,934	$637,599

We expect to realize cost savings going forward as a result of these expense reduction measures and other cost saving initiatives that have been implemented.  We believe our restructuring plan is substantially complete with these actions.  The nature of the restructuring charges and the amounts paid as of September 30, 2003 are summarized as follows:

	Total expense	Paid	Accrued at September 30, 2003

Severance, payroll taxes and other employee benefits	$633,328	$597,211	$36,117
Legal	4,271	4,271	—
Total	$637,599	$601,482	$36,117

9.                                      Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities.  FIN 46 addresses consolidation by business enterprises of variable interest entities, which have certain characteristics.  The adoption of FIN 46 has not had, nor do we believe it will have, a material impact on our current or prospective financial statements.

In the May 2003, the FASB issued Statement No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  The Statement addresses the classification of certain financial instruments embodying obligations that could be settled by the issuance of an entity’s own shares.  SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position.   SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 has not had, nor do we believe it will have, a material impact on our current or prospective financial statements.

10.                               Subsequent Event

On October 9, 2003, we entered into a Settlement and Termination Agreement and Mutual Release of Claims with N-Gene Research Laboratories, Inc., which terminated the business relationship and settled certain disputes between the parties.  Under the terms of this settlement agreement, we surrendered all rights and licenses to the intellectual property surrounding BGP-15, an investigational compound that we in-licensed from N-Gene in March 2002, and paid N-Gene an aggregate of $591,000 in settlement fees and expenses.  Although this amount was paid in October 2003, it was reserved in the third quarter Statements of Operations in Marketing, General and Administration.  We also relinquished our equity investment in N-Gene, which had a book value of $1.0 million.  In addition, each party released the other party from all further claims, damages and obligations of any kind arising under the initial license agreement and related stock purchase agreement between the parties.

On October 23, 2003, we entered into a Settlement Agreement and Mutual Release with Durus Life Sciences Master Fund, Ltd. (the “Fund”), pursuant to which we settled certain claims against the Fund and certain of its affiliates under Section 16(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”).  Such claims arose out of transactions by the Fund in our common stock during the period from June 4, 2002 through July 29, 2003, during which time it was a beneficial owner of 10% or more of our outstanding common stock.  Under the terms of this settlement agreement, the Fund paid us approximately $5.1 million, and we released and discharged the Fund and certain of its affiliates from any and all further claims by us and/or our shareholders arising under Section 16(b) of the Exchange Act with respect to these transactions.  This amount will be recognized in the fourth quarter of 2003.

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

Recent Developments

On October 9, 2003, we entered into a Settlement and Termination Agreement and Mutual Release of Claims with N-Gene Research Laboratories, Inc., which terminated the business relationship and settled certain disputes between the parties.  Under the terms of this settlement agreement, we surrendered all rights and licenses to the intellectual property surrounding BGP-15, an investigational compound that we in-licensed from N-Gene in March 2002, and paid N-Gene an aggregate of $591,000 in settlement fees and expenses.  Although this amount was paid in October 2003, it was reserved in the third quarter Statements of Operations in Marketing, General and Administrative.  We also relinquished our equity investment in N-Gene, which had a book value of $1.0 million.  In addition, each party released the other party from all further claims, damages and obligations of any kind arising under the initial license agreement and related stock purchase agreement between the parties.

On October 23, 2003, we entered into a Settlement Agreement and Mutual Release with Durus Life Sciences Master Fund, Ltd. (the “Fund”), pursuant to which we settled certain claims against the Fund and certain of its affiliates under Section 16(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”).  Such claims arose out of the Funds’ transactions in our common stock during the period from June 4, 2002 through July 29, 2003, during which time it was a beneficial owner of 10% or more of our outstanding common stock.  Under the terms of the settlement agreement, the Fund paid us approximately $5.1 million, and we released and discharged the Fund and certain of its affiliates from any and all further claims by us and/or our shareholders arising under Section 16(b) with respect to these transactions.  This amount will be recognized in the fourth quarter of 2003.

Overview

Allos Therapeutics, Inc. is a biopharmaceutical company that is focused on developing and commercializing innovative drugs for improving cancer treatments.  Our product pipeline includes small molecule product candidates.  RSR13, our lead product candidate, is a synthetic small molecule that has the potential to sensitize hypoxic (oxygen deprived) tumor tissues and enhance the efficacy of standard radiation therapy. We have completed a Phase 3 clinical trial of RSR13 plus radiation therapy in patients with brain metastases.   In addition, we are developing PDX, a novel small molecule cytotoxic injectable antifolate (DHFR inhibitor) being developed for the treatment of non-small cell lung cancer (NSCLC), mesothelioma and non-Hodgkin’s lymphoma.

The preliminary results of our Phase 3 trial of RSR13 in patients with brain metastases did not meet the primary statistical endpoint of the study in either of the pre-specified intent-to-treat groups using a primary unadjusted log-rank analysis of patients who received RSR13 plus whole brain radiation therapy (WBRT) versus patients who received WBRT alone.   However, the results demonstrated a survival benefit from RSR13 treatment for patients with metastatic breast cancer.  For patients with metastatic breast cancer who received RSR13, median survival was nearly doubled compared with patients who did not receive RSR13.  While patients with metastatic breast cancer represent a subset that was not prospectively defined as an intent-to-treat subgroup, breast cancer was a pre-specified stratification factor and the results were statistically significant.  Overall, these patients with metastatic breast cancer experienced a 55 percent reduction in risk of death in the RSR13 arm versus control.

In August 2003, we announced the submission to the U.S. Food and Drug Administration (FDA) of the first of three components of a rolling New Drug Application (NDA) to market RSR13 as an adjunct to radiation therapy for the treatment of brain metastases from breast cancer.  Our decision to submit the NDA followed a pre-NDA meeting with the FDA in which we reviewed the preliminary safety and efficacy data from the completed Phase 3 clinical trial and, specifically, the results in patients with metastatic breast cancer.  The first component contained the non-clinical section of the NDA.  The second component of the NDA was submitted to the FDA in September 2003 and contained information about the drug’s chemistry, manufacture and controls (CMC).  We plan to submit the final component, the clinical section, in the fourth quarter of 2003.

Also in August 2003, we announced the presentation of a retrospective case-match analysis of survival results of a Phase 2 study of RSR13 in patients with locally advanced non-small cell lung cancer (NSCLC) compared to survival results of a Phase 3 randomized study, RTOG 94-10, in the same patient population.  Median survival of patients treated in the RSR13 study was 20.6 months as compared to a median survival of 14.6 months for patients in the sequential chemoradiotherapy arm and 17.0 months for patients in the concurrent chemoradiotherapy arm of study RTOG 94-10.  These results were presented at the 10th World Conference on Lung Cancer.  We intend to initiate a Phase 1 NSCLC study of RSR13 and chemotherapy given concurrently with radiation therapy in the fourth quarter of 2003.

We are conducting Phase 1 dose-escalation studies of PDX at Memorial Sloan-Kettering Cancer Center in patients with non-Hodgkin’s lymphoma and in patients with NSCLC in combination with docetaxel.  We plan to initiate a multi-center Phase 2 study of PDX in patients with NSCLC in early 2004.

We have incurred significant operating losses since our inception.  As of September 30, 2003, our accumulated deficit was $136.5 million. We have devoted substantially all of our resources to date to the clinical development of RSR13.  We anticipate incurring net losses over at least the next several years, as we continue our clinical trials, apply for regulatory approvals, develop our technology and develop systems that support commercialization of our product candidates.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses.  The critical accounting policies are discussed in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.  These critical accounting policies are subject to judgments and uncertainties, which affect the application of these policies.  We base our estimates on historical experience, available information and assumptions that we believe to be reasonable under the circumstances.  We apply estimation methodologies consistently from period to period.  The actual results may differ from these estimates under different assumptions or conditions.  We have not made any changes in any of these critical accounting polices during the nine months ended September 30, 2003.

Results of Operations

Research and Development.  Research and development expenses include the costs of clinical trials, clinical development, data analysis, non-clinical studies, basic research and licensing fees.  Research and development expenses were $1.6 million for the three months ended September 30, 2003 compared to $1.9 million for the three months ended September 30, 2002.  Excluding the impact of non-cash stock-based charges (see “Non-cash Charges” below for discussion of deferred stock compensation expense and stock compensation expense allocated to research and development) and the $1.0 million charge resulting from the impairment of our investment in N-Gene Research Laboratories, Inc., (see “Investment Risk” below), research and development expenses decreased $2.3 million.  For the nine months ended September 30, 2003 and 2002, research and development expenses were $10.1 million and $10.2 million, respectively.  Excluding the impact of non-cash charges for stock-based compensation and the $1.0 million impairment charge, research and development expenses decreased $1.8 million.  The decrease in both periods was primarily due to finalizing the costs to terminate our Phase 3 trial of RSR13 in NSCLC, lowering the accrual for close out costs related to our Phase 3 trial of RSR13 in brain metastases and less clinical trial activity.  We expect research and development expenses to slightly increase in the fourth quarter.

Clinical Manufacturing.  Clinical manufacturing expenses include third-party manufacturing costs for RSR13 for use in clinical trials, costs associated with pre-commercial scale-up of manufacturing to support anticipated commercial requirements and development activities for clinical trial material for PDX.  Clinical manufacturing expenses were $707,000 for the three months ended September 30, 2003 compared to $1.2 million for the three months ended September 30, 2002.  The decrease of approximately $500,000 resulted from less development work required for process validation and manufacturing scale-up efforts with our second supplier of bulk drug.  For the nine months ended September 30, 2003 and 2002, clinical manufacturing expenses were $6.7 million and $2.4 million, respectively. The $4.3 million increase was primarily due to the cancellation of our RSR13 purchase orders, in accordance with our updated operating plan increased personnel and consulting costs to support our NDA submission, and increased development work to produce clinical trial drug material for PDX.  We expect clinical manufacturing expenses to decrease during the remainder of 2003 until we begin to scale-up manufacturing efforts for commercialization of RSR13 as necessary depending on the progress of our NDA submission.

Marketing, General and Administrative.  Marketing, general and administrative expenses include the costs for pre-marketing activities, executive administration, corporate offices and related infrastructure and corporate development.  Marketing, general and administrative expenses were $2.8 million and $2.7 for the three months ended September 30, 2003 and 2002, respectively.  Excluding the impact of non-cash charges (see “Non-cash Charges” below for discussion of deferred stock compensation expense and stock compensation expense allocated to general and administrative), marketing, general and administrative expenses increased approximately $500,000. The increase is due primarily to reserving for the fees and expenses incurred in connection with the N-Gene settlement.  For the nine months ended September 30, 2003 and 2002, marketing, general and administrative expenses were $7.3 million and $7.9 million, respectively.  Excluding the impact of non-cash charges, marketing, general and administrative expenses increased approximately $900,000.  The increase is primarily due to reserving for the fees and expenses incurred in connection with the N-Gene settlement, additional costs associated with increasing our visibility and general liability insurance.  We expect marketing, general and administrative costs to decrease for the remainder of the year.

Restructuring Costs. We recorded an additional $60,000 in restructuring costs during the three months ended September 30, 2003 for severance and other employee termination costs.   For the nine months ended September 30, 2003, we recorded $638,000, which includes $634,000 of severance and other employee termination costs and legal fees of $4,000.  As of September 30, 2003, the remaining liability related to the restructuring totaled approximately $36,000.

Non-cash Charges.  We recorded stock-based compensation expense resulting primarily from certain options granted prior to our initial public offering with exercise prices below the fair market value of our common stock on their respective grant dates and from variable accounting for vesting of non-employee stock options.  For the three months ended September 30, 2003, we recorded $25,000 in marketing, general and administrative, a negative $4,000 in research and development and $12,000 in clinical manufacturing.  The negative balance recorded in research and development is a result of option forfeitures, resulting in the recovery of expense totaling $22,000 related to stock-based compensation expense on unvested stock options recorded in prior periods.  For the three months ended September 30, 2002, we recorded $400,000 in marketing, general and administrative, a negative $1,030,000 in research and development and $22,000 in clinical manufacturing.  The negative balance recorded in research and development is a result of recovery of an expense of $1,162,000 that was recorded in prior periods due the forfeiture of an employee’s unvested options.

For the nine months ended September 30, 2003, we recorded negative $293,000 in marketing, general and administrative, $25,000 in research and development and $37,000 in clinical manufacturing.  The negative balance recorded in marketing, general and administrative is due to the change in employment status of our Chairman from an employee to a consultant, resulting in the recovery of expenses totaling $762,000 related to stock-based compensation expense on unvested stock options recorded in prior periods.   For the nine months ended September 30, 2002, we recorded $1,183,000 in marketing, general and administrative, a negative $749,000 in research and development and $67,000 in clinical manufacturing.  The negative balance recorded in research and development is a result of recovery of an expense of $1,162,000 that was recorded in prior periods due the forfeiture of an employee’s unvested options.  As of September 30, 2003, we had $368,000 of deferred stock-based compensation remaining to be expensed in future periods.

Interest and Other Income, Net.  Interest income, net of interest expense, was $180,000 and $549,000 for the three months ended September 30, 2003 and 2002, respectively.  For the nine months ended September 30, 2003 and 2002, net interest income was $828,000 and $1,835,000, respectively.  The decreases of $369,000 and $1,007,000, respectively, were primarily due to lower average investment balances and yields on U.S. government securities, high-grade commercial paper and notes, and money market funds held by us.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements of common and preferred stock, a public equity financing, and interest income, which have resulted in net proceeds to us of $138.0 million through September 30, 2003. We have used $99.6 million of cash for operating activities.  As of September 30, 2003, we had approximately $6.5 million in cash and cash equivalents and $29.9 million in investments.  Net cash used in operating activities of $24.0 million during the nine months ended September 30, 2003 resulted primarily from the net loss for the period and a reduction in working capital.  Net cash used in operating activities of  $15.3 million during the nine months ended September 30, 2002 resulted primarily from the net loss for the period offset by an increase in accrued research and development expenses.

Net cash provided by investing activities of $26.6 million for the nine months ended September 30, 2003 consisted primarily of proceeds from maturities of investments, net of purchases and capital expenditures.  Net cash provided by  investing activities of $699,000 for the nine months ended September 30, 2002 consisted primarily of proceeds from maturities of investments, net of purchases, capital expenditures and investing in equity of another company.

Net cash provided by financing activities of $138,000 for the nine months ended September 30, 2003 resulted from the exercise of common stock options and the sale of stock under our employee stock purchase plan.  Net cash provided by financing activities of $15.1 million for the nine months ended September 30, 2002 resulted from the private sale of common stock to a single investor, exercise of common stock options and the sale of stock under our employee stock purchase plan.

We have no other material external sources of liquidity. Because we have not derived any commercial revenues from product sales and a significant amount of our capital resources are held in the form of financial instruments, decreasing yields on instruments such as United States government securities, high-grade commercial paper and corporate notes and money market funds would reduce net cash provided by investing activities, which is our primary source of liquidity in the absence of additional capital raised through additional equity or debt financing.

We believe that our existing cash, cash equivalents and investments will be adequate to satisfy our capital needs through the end of 2004.  However, our ability to continue developing RSR13 and PDX will require substantial additional capital beyond 2004.  Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.  Our actual capital requirements will depend on many factors, including product development plans; the time and cost involved in conducting clinical trials and seeking regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our future products and establish new collaborative and licensing arrangements. We intend to raise additional capital in the future through arrangements with corporate partners, or through equity or debt financings.  Such arrangements may be dilutive to existing stockholders.  In addition, if additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves.  The results of our Phase 3 clinical trial and the subsequent impact on our stock price as well as the restrictive financing environment may make it difficult to obtain additional capital resources.  There is no assurance that we will be successful in consummating any such arrangements.  In the event we are not able to raise sufficient additional funds, we may be required to delay, scale back, or eliminate one or more of our product development programs.

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

•                  Dependence upon third parties to manufacture our product candidates; failure of third parties to manufacture our product candidates in compliance with regulatory requirements and at an acceptable cost; failure of third parties to supply sufficient quantities of our product candidates for preclinical, clinical or commercial purposes; failure to establish alternative sources of supply of our product candidates.

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

Investment Risk

                                               We identify and record impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired.  As part of our settlement with N-Gene Research Laboratories, Inc., as described more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we relinquished our equity investment in N-Gene, which had a book value of $1.0 million.  As a result, we deemed this investment to be impaired as of September 30, 2003 and recorded a $1.0 million write off to research and development expense in the third quarter.

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

(a) Exhibits

31.01 Rule 13a-14(a) Certification.
32.01 Section 1350 Certification.

(b) Reports on Form 8-K.

On August 7, 2003, we filed a report on Form 8-K reporting under Items 9 and 12 that we had issued an announcement of our second quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2003	ALLOS THERAPEUTICS, INC.

/s/ Michael E. Hart
Michael E. Hart
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)