Form 10-K/A
period 2002-12-31
ALLOS THERAPEUTICS INC
filed 2004-01-12
CIK 1097264

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

        None.

TABLE OF CONTENTS

		Page
Part I
ITEM 1.	BUSINESS	1
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K	26
SIGNATURES		29

i

EXPLANATORY NOTE

        We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 28, 2003, solely for the purpose of amending and restating Item 1 of our Annual Report on Form 10-K.

        In addition, we have filed the following exhibits herewith:

        31.01 Certification required by Rule 13a-14(a) or Rule 15d-14(a).

        Except as specifically indicated herein, no other information included in the Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10-K/A.

PART I

        Unless the context requires otherwise, references in this report to "Allos," the "Company," "we," "us," and "our" refer to Allos Therapeutics, Inc.

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements concerning our plans to continue development of our current product candidates; conduct clinical trials with respect to our product candidates; seek regulatory approvals; address certain markets; initiate marketing activities related to commercialization of our products; increase the scale of third-party clinical manufacturing activities; raise additional capital; hire sales and marketing personnel; develop relationships with pharmaceutical companies; obtain and protect rights to technology; establish new collaborative and licensing agreements; and evaluate additional product candidates for in-license and subsequent clinical and commercial development. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed under the captions "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward-looking statements included in this report are based on information available to us as of the date hereof and we undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances. Forward-looking statements not specifically described above also may be found in these and other sections of this report.

        Allos Therapeutics, Inc., the Allos Therapeutics, Inc. logo, and all other Allos names are trademarks of Allos Therapeutics, Inc. in the U.S. and in other selected countries. All other brand names or trademarks appearing in this report are the property of their respective holders.

ITEM 1. BUSINESS

Overview

        Allos Therapeutics, Inc. is a biopharmaceutical company that is focused on developing and commercializing innovative small molecule drugs for improving cancer treatments. Small molecule drugs, in general, are non-protein products produced by chemical synthesis rather than biological methods. We strive to develop drugs that improve the treatment of cancer and enhance the power of current therapies. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or together with one or more potential strategic partners. Our focus is on product opportunities that build on our internal clinical development and regulatory expertise and address important medical markets. We endeavor to grow our existing portfolio of oncology product candidates through further clinical development of current small molecules and ongoing product acquisition and in-licensing efforts.

        We have two product candidates that are currently under development, RSR13 (efaproxiral) and PDX.

  •
  RSR13 is the first synthetic small molecule designed to "sensitize" hypoxic (oxygen-deprived) areas of tumors prior to radiation therapy by facilitating the release of oxygen from hemoglobin, the oxygen-carrying protein contained within red blood cells, and increasing the level of oxygen in tumors. The presence of oxygen in tumors is an essential element for the effectiveness of radiation therapy. By increasing tumor oxygenation, RSR13 has the potential to enhance the efficacy of standard radiation therapy.

        We have completed a pivotal randomized Phase 3 trial of RSR13 plus radiation therapy in 538 patients with brain metastases. Based on the findings from this study, we recently submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for approval to market RSR13 as an adjunct to whole brain radiation therapy for the treatment of brain metastases originating from breast cancer. The FDA has granted Fast Track Product designation for RSR13. We have also demonstrated in Phase 2 clinical trials that RSR13 significantly improves the efficacy of radiation therapy for treating glioblastoma multiforme, or GBM, a highly aggressive form of primary brain cancer, and non-small cell lung cancer, or NSCLC. We currently are evaluating or plan to evaluate RSR13 in many other tumor types and clinical situations requiring radiation therapy, such as NSCLC, cervical, esophageal and head and neck cancers.

  •
  PDX (10-propargyl-10-deazaaminopterin) is an injectable small molecule chemotherapeutic agent that has a superior potency and toxicity profile relative to methotrexate and other related dihydrofolate reductase, or DHFR, inhibitors. Drugs that inhibit DHFR, such as methotrexate, were among the first chemotherapeutic agents discovered. Methotrexate remains one of the most widely applied chemotherapy drugs and is used to treat breast, bladder and head and neck cancers, leukemias and other cancers.

    PDX is the subject of several published articles and studies, the latest of which is a Phase 2 study of PDX as a single agent in 39 pretreated patients with advanced-stage non-small cell lung cancer. Current clinical trials include a single-agent study in non-Hodgkin's lymphoma (Phase 1-2), mesothelioma (Phase 2), and a combination study with docetaxel in NSCLC patients (Phase 1).

Current Cancer Therapies

        According to an independent healthcare research company, the worldwide oncology drug market was estimated at approximately $25 billion in 2003. Despite the enormous effort undertaken by the pharmaceutical industry to develop oncology products, cancer remains the second leading cause of death in the United States and remains a largely unmet medical need. Over 1.3 million new cases of cancer are diagnosed each year in the United States, and approximately 556,000 patients die each year of cancer.

        The appropriate cancer therapy for each patient depends on the cancer type and careful assessment of the size and location of the tumor and extent to which the tumor has spread. Effective therapy must eliminate or control the growth of the cancer both at its site of origin and at sites of metastases. Treatment options may include a combination of surgery, radiation therapy, chemotherapy, hormone therapy and immunotherapy.

        Radiation therapy is the principal non-surgical means of treating malignant tumors in patients with cancer. Currently more than half of all cancer patients receive radiation therapy at some point during their cancer treatment. The estimated 750,000 cancer patients who receive radiation therapy annually are approximately twice the number of cancer patients who are treated with chemotherapy. Radiation therapy is used to cure certain cancers, to control local tumor invasion and thus prolong life, and to treat symptomatic problems in patients who are expected to die of their cancer. Although radiation therapy can be effective in treating certain types of cancer, an unmet medical need exists for products that can increase the effectiveness of radiation therapy.

        Chemotherapy involves using chemical agents to help control or prevent the growth of cancerous tumors, while attempting to limit the damage to normal cells. Chemotherapy is useful in fighting cancer that has spread to other parts of the body and cannot be easily detected or treated with surgery or radiation therapy. In this way, chemotherapy is different from local treatments such as surgery or radiation therapy, which target only specific areas of the body. Chemotherapy can be used in combination with surgery and/or radiation.

Our Business Strategy

        Our goal is to become a profitable biopharmaceutical development and marketing company that generates significant cash flow. The key elements of our business strategy are to:

  •
  Obtain regulatory approval to market RSR13. We are currently focused on obtaining regulatory approval in the U.S. and Europe to market RSR13 as an adjunct to radiation therapy for the treatment of brain metastases from breast cancer. We are also actively developing RSR13 in combination with radiation therapy in several other indications, including cervical cancer and NSCLC.

  •
  Develop PDX. We plan to evaluate PDX for oncology as a novel chemotherapeutic and in combination with other therapies. PDX will also be evaluated in other therapeutic indications where methotrexate is used.

  •
  In-license or acquire complementary products, technologies or companies. We seek opportunities to expand our product portfolio strategy by identifying and evaluating potential compounds and technologies developed by third parties that we believe enhance our current oncology portfolio.

  •
  Develop sales and marketing and manufacturing capabilities. We currently retain exclusive, worldwide commercial rights to RSR13 and PDX for all target indications. We intend to develop sales and marketing capabilities, either internally or through contract relationships or strategic collaborations. We also intend to develop pre-launch and commercial-scale production capabilities through agreements with contract manufacturers.

Our Product Candidates

        The following table below summarizes the target indications and status of our product candidates in clinical development.

Product Candidate	Target Indications	Clinical Program Status
RSR13 (efaproxiral)
Radiation Sensitizer	Brain metastases from breast cancer	NDA submitted
	Non-small cell lung cancer with sequential chemotherapy	Phase 2
	Non-small cell lung cancer with concurrent chemotherapy	Phase 1/2
	Glioblastoma multiforme	Phase 2 complete
	Cervical cancer	Phase 1/2
	Breast cancer, head and neck cancer, pancreatic cancer	Planned Phase 1/2
Chemotherapy Enhancer	Recurrent glioblastoma multiforme	Phase 1b/2
PDX
Chemotherapy	Non-small cell lung cancer	Phase 2
	Mesothelioma	Phase 2
	Non-Hodgkin's lymphoma	Phase 1

RSR13 (efaproxiral)

RSR13 as a Radiation Sensitizer

        RSR13 is a synthetic small molecule being developed for use as an adjunct to radiation therapy in the treatment of cancer. Over 700 patients have been treated with RSR13 and radiation therapy in nine clinical trials. The results have shown that RSR13 is generally well tolerated and has an acceptable safety profile for use in cancer patients.

  Scientific Rationale

        Oxygen is indispensable to all human tissues. It is transported through the body by hemoglobin; a protein contained within red blood cells, and is consumed in the production of energy for sustaining life. When hemoglobin returns to the lungs, it replenishes its store of oxygen for its next round trip through the body.

        Although oxygen is ordinarily vital for life, in some instances, energized forms of oxygen, called oxygen radicals, can be toxic to cells. For example, during radiation therapy for cancer, radiation-induced oxygen radicals contribute to the death of cells in the tumor. Therapies that increase oxygen levels in tumors at the time of radiation can therefore enhance the effectiveness of radiation therapy in killing tumor cells.

        Radiation therapy works well at the periphery of tumors where cells are small in number and well oxygenated. However, radiation therapy is less effective in the center of the tumor where there is a large volume of tumor cells, often under hypoxic, or oxygen-deprived, conditions. Tumors become hypoxic because they have a poorly regulated blood supply caused by the disorganized growth of new blood vessels into the tumor. In most tumors studied, 10 to 20 percent of the tumor cells are hypoxic. While hypoxia is deadly to most cells, cancer cells undergo genetic and adaptive changes that allow them to survive and even proliferate in a hypoxic environment.

        The body has developed certain natural responses to mitigate or reverse the damage of some forms of hypoxia. For example, when the body is subjected to acute hypoxia, such as during acute blood loss, several highly predictable responses occur. Initially, the body increases the rate of breathing to more fully oxygenate the blood as it passes through the lungs. The body also attempts to improve blood flow by increasing the rate and force of cardiac contractions. Subsequently, the red blood cells produce increased amounts of 2,3-diphosphoglycerate, or 2,3-DPG, a naturally occurring small molecule that chemically decreases the oxygen binding affinity of hemoglobin, thereby making more oxygen available to tumor tissues. By emulating and amplifying the body's natural response to acute hypoxia, we believe RSR13 has the potential to treat a variety of diseases and clinical conditions caused by tissue hypoxia.

        Small molecules can be used to modify a protein's function by altering the protein's three-dimensional structure. Known as allosteric modification, a small molecule drug alters a protein's three-dimensional structure by binding to the protein at a site different from the protein's active site. This change in conformational structure affects the binding affinity of the protein for the molecules that normally bind to its active site. The ability of a drug to increase or decrease this affinity can have important clinical implications.

        Our lead compound, RSR13, binds in the central water cavity of the hemoglobin tetramer and decreases hemoglobin-oxygen binding affinity, which is reflected as an increase in p50 (i.e., the partial pressure of oxygen that results in 50 percent hemoglobin saturation). By this action, RSR13 facilitates the release of oxygen from hemoglobin and increases the level of oxygen in tumors.

        Unlike existing drugs and other attempts to enhance the effectiveness of radiation therapy, the radiation-enhancing effect of RSR13 is not dependent on its direct diffusion into the cancerous tumor. Instead, RSR13 works by increasing oxygen uptake within the tumor. It is the oxygen, and not RSR13, which diffuses across the cancer cell membranes to oxygenate the tumors. This is particularly important in the case of primary or metastatic brain tumors, where the blood brain barrier acts to exclude or impede the entry of most chemical agents into the brain tissue.

        RSR13 is administered in an outpatient setting and has several distinguishing characteristics that make it well suited as a radiation sensitizer:

  •
  RSR13 is not cytotoxic;

  •
  RSR13 stays in the bloodstream bound to hemoglobin;

  •
  RSR13 does not need to cross the blood-brain barrier to be effective; and

  •
  RSR13 has a rapid onset of action and a short half-life.

  RSR13 and Whole Brain Radiation Therapy in the Treatment of Brain Metastases

        Whole brain radiation therapy (WBRT) for the treatment of brain metastases is administered to approximately 175,000 patients per year in the United States and is intended to prevent or reduce complications and increase survival. Cancers that metastasize to the brain most often originate in the breast, lungs, kidneys or melanomas in the skin. Breast cancer is the second most common cause of brain metastases after lung cancer, accounting for 14% to 20% of the total incidence of brain metastases. The median survival of patients with brain metastases who receive WBRT is about four-to-six months. A patient's survival time can vary depending on various clinical factors such as age, general health, whether the primary cancer is controlled and the extent of cancer metastases to other regions in the body. Approximately 40% to 50% of patients with brain metastases die from disease progression in the brain, and the remainder die from disease progression in other regions in the body.

Although WBRT is the primary therapy for these patients, the effectiveness of WBRT may be limited by tumor hypoxia, which has been shown to decrease radiation sensitivity of solid tumors and their metastases. As a result, we believe the addition of RSR13 to WBRT may decrease tumor hypoxia and improve the radiation sensitivity of solid tumors leading to improved patient outcomes.

        In February 2000, we initiated a randomized, open label Phase 3 clinical trial, called REACH, designed to demonstrate that RSR13 is safe and effective for treating patients with brain metastases resulting from heterogeneous primary tumor types, i.e., breast, NSCLC, melanoma. The study enrolled 538 patients and compared the efficacy and safety of RSR13 plus WBRT and supplemental oxygen versus WBRT plus supplemental oxygen in patients with brain metastases.

        In April 2003, we announced the preliminary results from the REACH trial. The survival benefit observed did not achieve statistical significance in either of the pre-specified intent-to-treat groups. However, the results demonstrated a statistically significant survival benefit in patients with brain metastases from breast cancer. For these patients, the addition of RSR13 to radiation therapy nearly doubled the median survival rate. Patients receiving RSR13 plus WBRT achieved a median survival of 8.67 months versus 4.57 months when receiving WBRT alone. Patients who were treated with RSR13 plus WBRT also achieved a higher response rate in the brain than the control group (71.7% versus 49.1%). Overall, patients with brain metastases from breast cancer experienced a 51% reduction in risk of death when administered RSR13. Risk of death is the relative reduction in death at any time point between the control arm and the RSR13 arm. A statistically significant stable or improvement in quality of life was observed in patients receiving RSR13. In general, patients experienced minimal serious adverse events with the most common being hypoxemia, which is dose-dependent and effectively managed with supplemental oxygen.

        Based on the findings from this study, we submitted an NDA to the FDA for approval to market RSR13 as an adjunct to WBRT for the treatment of brain metastases from breast cancer. Over 200,000 women annually are diagnosed with breast cancer in the U.S. Breast cancer is the second most common cause of brain metastases after lung cancer, accounting for 14% to 20% of the total incidence of brain metastases. The FDA granted Fast Track Product designation for RSR13 in November 2000. Designation as a Fast Track Product, under the FDA Modernization Act of 1997, means that the FDA will facilitate the development and expedite the review of a drug if it is intended for the treatment of a serious or life-threatening condition, and it demonstrates the potential to address unmet medical needs for such a condition. We also intend to submit a MAA in Europe for approval to market RSR13 in this indication in the first quarter of 2004.

  RSR13 and Thoracic Radiation Therapy in the Treatment of Non-Small Cell Lung Cancer (NSCLC)

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

        In November 2000, we completed a 52-patient, open-label, multi-center, Phase 2 clinical trial of induction chemotherapy followed by chest radiation therapy in combination with RSR13 for stage IIIA/IIIB NSCLC. The two year follow up results showed a median survival rate of 20.6 months, a one year survival rate of 67% and a two year survival rate of 37%. Analyzing the response data from patients receiving RSR13 plus radiation therapy demonstrated an overall response rate of 89%, with 80% partial responses and 9% complete responses. The results of this trial were first presented at the

May 2001 Annual Meeting of the American Society of Clinical Oncology (ASCO) and most recently at the European Society for Therapeutics Radiology and Oncology (ESTRO) in September 2002.

        In January 2003, we initiated a Phase 3 clinical trial of induction chemotherapy followed by chest radiation therapy with or without RSR13 for stage IIIA/IIIB NSCLC. In June 2003, we implemented expense reduction measures and terminated this trial as a result of a re-prioritization of our clinical programs. We intend to initiate a Phase 1/2 clinical trial in patients with locally advanced NSCLC receiving concurrent chemoradiotherapy (chemotherapy and radiation therapy administered at the same time) in combination with RSR13 in early 2004. Treatment of these patients with concurrent chemoradiotherapy is a more accepted treatment regimen within the U.S. than induction chemotherapy followed by chest radiation therapy.

  RSR13 and Whole Brain Radiation Therapy in the Treatment of Glioblastoma Multiforme (GBM)

        GBM is a deadly form of primary brain cancer. This condition occurs in approximately 11,000 patients per year in the United States. The median survival time of patients with GBM is approximately nine to ten months. Radiation therapy is administered to most patients with GBM and is intended to prevent or reduce complications and improve survival time.

        We have completed three clinical studies of RSR13 in GBM. We collaborated with the National Cancer Institute, or NCI, sponsored New Approaches to Brain Tumor Therapy, or NABTT, Consortium on Phase 1b and Phase 2 clinical trials of RSR13 in patients with GBM. The trials were initiated in February 1998 and completed in March 1999. Based on a 19-patient Phase 1b study, which showed RSR13 was safe and well tolerated, the NABTT Consortium conducted a 50-patient, multi-center, Phase 2 study of RSR13 combined with a standard six-week course of cranial radiation therapy in newly diagnosed GBM patients. The RSR13-treated patients demonstrated an overall survival time of 12.3 months compared to 9.7 months for the NABTT historical control group. The survival rate of RSR13-treated patients at 6 months, 12 months and 18 months were 86%, 54% and 22% versus 72%, 35% and 6% for the NABTT control group. A 67-patient, multi-center, Phase 2 companion trial of RSR13 and cranial radiation therapy in newly diagnosed GBM patients was conducted from April 1998 to May 1999. The trial was comparable in design and methods to the NABTT Phase 2 trial. RSR13 was demonstrated to be efficacious, safe and well tolerated and may improve the median survival rate of patients with GBM.

        Although we have concurrence from the FDA to proceed with a Phase 3 trial of RSR13 in patients receiving radiation therapy for the treatment of GBM, we do not intend to conduct additional clinical studies in this indication at this time.

  RSR13 and Standard Radiation Therapy in the Treatment of Cervical Cancer

        Cervical cancer is the third most common form of cancer in women and is the second leading cause of cancer related deaths in women worldwide. Each year, more than 190,000 women die of cervical cancer. Surgery and radiation therapy are the primary modes of therapy for patients with advanced cervical cancer.

        In August 2002, we initiated a Phase 1/2 clinical trial of RSR13 for patients with locally advanced cancer of the cervix receiving concurrent chemoradiotherapy. This clinical trial is an open-label, multi-center study of RSR13 administered to patients receiving a course of weekly cisplatin with a combination of external beam and intracavitary radiation therapy for locally advanced carcinoma of the cervix. The purpose of the Phase 1 portion of the study is to assess the safety and tolerance of escalating doses of RSR13 in this combination and to determine the maximum tolerated dose (MTD) of RSR13 in patients with cervical cancer. The objective of the Phase 2 portion is to further evaluate the safety profile and to assess the efficacy of RSR13 at the MTD in combination with cisplatin and radiation therapy determined by the progression rate at two years. The trial is expected to take approximately two years to complete enrollment.

RSR13 as a Chemotherapy Enhancer

        As with radiation therapy, certain types of chemotherapy drugs require the presence of oxygen for optimal cytotoxic effects on cancer cells. Thus, stimulating oxygen release from hemoglobin to hypoxic tumor tissue, by the administration of RSR13, may also enhance the beneficial effects of certain types of chemotherapy.

        We have conducted preclinical studies that suggest RSR13, when used in conjunction with certain chemotherapy agents, may enhance the effects of chemotherapy. Based on these results, in December 2000, we initiated a Phase 1/2 study evaluating the safety and efficacy of RSR13 administered with BCNU (carmustine) chemotherapy for the treatment of recurrent malignant glioma, a type of primary brain cancer. This study is an ongoing, nonrandomized, open-label, multi-center study of escalating doses of RSR13 given with a fixed dose of BCNU to patients with recurring glioma. The NCI-sponsored NABTT Consortium is conducting the study.

RSR13 in Non-Oncology Indications

        We believe RSR13 can also be used to treat many other diseases and clinical conditions where tissue hypoxia is a factor. For example, patients undergoing non-cardiac surgery who have chronic medical conditions, such as coronary artery disease, diabetes and hypertension, complications resulting from tissue hypoxia can be as high as 20%. By inducing hemoglobin to release a greater amount of oxygen during surgery, we believe RSR13 can help mitigate tissue hypoxia resulting from decreased oxygen carrying capacity, decreased blood flow, and, in the case of cardiopulmonary bypass surgery, or CPB, decreased body temperature. Based on preclinical studies of RSR13 in CPB and a successful Phase 1b study in elective surgery patients, we conducted a randomized 30-patient Phase 2 clinical trial of RSR13 in patients undergoing CPB for first time coronary artery bypass grafting. This study demonstrated that RSR13 can be safely given during CPB and provided preliminary evidence of a protective effect on heart function.

        We also believe that RSR13 could play a beneficial role in the treatment of patients with acute coronary syndrome and stroke. Preclinical studies led to an initial Phase 1b safety study, which demonstrated that RSR13 was safe and well tolerated in patients with chronic angina.

        We currently anticipate that development of RSR13 for these or any other non-oncology indications would be in cooperation with a corporate partner.

Manufacturing

        We have entered into arrangements with two third-party manufacturers for the supply of RSR13 bulk drug substance, efaproxiral sodium, and a third for the formulated drug product. This enables us to minimize fixed costs and capital expenditures, and gain access to advanced manufacturing process capabilities and expertise.

        Hovione FarmaCiencia SA, (Hovione) is our primary supplier of efaproxiral sodium. Hovione operates under current GMP and is an established contract manufacturer with experience in manufacturing bulk drug substances for use in injectable formulations. Hovione successfully validated the process for efaproxiral sodium in 2001. Under the terms of our contract, Hovione is committed to manufacture sufficient quantities to support commercial scale manufacturing for both pre-commercialization and post-commercialization phases of production. In addition, we have successfully transferred the process to a second manufacturer Raylo Chemicals Inc. (a division of

Degussa located in Edmonton, Alberta), and demonstrated the ruggedness and reliability of the process. Both of these suppliers are in good standing with the FDA, having passed recent inspections.

        After manufacture, efaproxiral sodium is formulated under contract for us into the drug product, efaproxiral injection. Akorn, Inc. in Decatur, IL, manufactured our formulated drug product for our clinical trials. Akorn specializes in parenteral products and manufactured the first NDA stability batches. Because efaproxiral injection is a large volume parenteral with relatively high projected annual units, we have identified a manufacturer with greater capacity. In December 2003, we entered into a long-term development and supply agreement with Baxter Healthcare for commercial manufacture of efaproxiral injection and development of a flexible container. Baxter Healthcare has significant experience in manufacturing large volume injectables. In addition, we are also seeking to establish an alternate supplier of formulated drug product.

Sales and Marketing

        If and when we obtain FDA approval, we intend to commercialize RSR13 by building a focused sales and marketing organization complemented by co-promotion arrangements with pharmaceutical or biotechnology partners. Our sales and marketing strategy is to:

  •
  Build a direct U.S. sales force. We believe that a relatively small sales force could effectively reach the oncologists and medical institutions that treat the majority of patients with brain metastases. We intend to build this sales force ourselves.

  •
  Build a marketing organization. We plan to build a marketing and sales management organization to develop and implement product plans and support our sales force.

  •
  Establish co-promotion alliances. We intend to enter into co-promotion arrangements with larger pharmaceutical or biotechnology firms when necessary to reach larger markets than would be possible with our own sales force and markets outside the U.S.

PDX

        In December 2002, we obtained an exclusive worldwide license from Memorial Sloan-Kettering Cancer Center (MSKCC), SRI International and Southern Research Institute to intellectual property covering a novel, small molecule cytotoxic injectable anti-folate identified as PDX. PDX (10-propargyl-10-deazaaminopterin) is an injectable small molecule cytotoxic agent that has a superior potency and toxicity profile relative to methotrexate and other related DHFR inhibitors. Drugs that inhibit DHFR, such as methotrexate, were among the first chemotherapeutic agents discovered. We believe PDX is a more effective permeant and substrate for the folate transporter (RFC-1) and the enzyme FPGS than methotrexate, resulting in increased intracellular accumulation of polyglutamylated metabolites. Due to its unique toxicity profile, PDX has the potential to be delivered in combination therapy regimens.

        Methotrexate has been available for use in the treatment of cancer for over 35 years. During this time it has been used in the treatment of NSCLC, non-Hodgkin's lymphoma (NHL), head and neck cancer and breast cancer. We believe PDX has the potential to be used in the treatment of several tumor types.

Scientific Rationale

        The antimetabolites are a group of low-molecular weight compounds that exert their effect by virtue of their structural or functional similarity to naturally occurring molecules involved in nucleic acid (DNA) synthesis. Because the cell mistakes them for a normal metabolite, they either inhibit critical enzymes involved in DNA synthesis or become incorporated into the nucleic acid, producing incorrect codes. Both mechanisms result in inhibition of DNA synthesis and ultimately, cell death.

Because of their primary effect on DNA synthesis, the antimetabolites are most effective against actively dividing cells and largely cell cycle phase specific. There are three classes of antimetabolites; purine analogs, pyrimidine analogs and folic acid analogs, also termed antifolates. PDX, like methotrexate, is a folic acid analog.

        The selectivity of methotrexate for tumor cells involves its conversion to a polyglutamated form by the enzyme folypolyglutamyl synthetase (FPGS). Polyglutamation is a time and concentration dependant process that occurs in tumor cells, and to a lesser extent, normal tissues. The selective activity in malignant cells versus normal cells likely is due to the relative difference in polyglutamate formation. Polyglutamated metabolites have prolonged intracellular half-life, increased duration of drug action and are potent inhibitors of several folate-dependent enzymes, including DHFR. Up to 80% of methotrexate found in malignant tissues has been converted to polyglutamated metabolites. This action results in depletion of intracellular reduced folate pools needed for purine and thymidine biosynthesis, ultimately resulting in cell death.

PDX in the treatment of NSCLC

        NSCLC accounts for about 80% of all lung cancers and will afflict approximately 166,000 patients in 2010. Over the last decade, oncologists have begun treating advanced NSCLC patients more aggressively, typically administering a potent combination of Taxol® and Paraplatin®. Other drugs used in this setting include Gemzar®, Navelbine®, Taxotere® and cisplatin. Despite aggressive therapy, the expected survival of patients with NSCLC is only 8-10 months. The one-year survival rate is approximately 40%.

        A Phase 2 trial of PDX as a single agent for the second-line treatment of NSCLC was completed in 2001. The study enrolled 39 patients with Stage IIIB or IV NSCLC who had either progressed after initial response or had stable disease to one previous chemotherapy regimen (92%) or had no previous chemotherapy (8%). Results showed a median survival time of 13.5 months, with one and two-years survival rates of 56% and 36%, respectively. Ten percent of the patients treated with PDX had confirmed durable responses and 31% had stable disease. The response rate and symptomatic benefit are comparable to docetaxel (Taxotere®), the FDA approved drug for second-line treatment of NSCLC which demonstrated response rates of between 6% and 11% in Phase 3 trials. The primary side effect of PDX was stomatitis (mouth sores). No clinically significant myelosuppression occurred.

        A Phase 1 trial of PDX in combination with docetaxel in NSCLC patients is currently being conducted at MSKCC. We intend to initiate a confirmatory multi-center study of PDX in patients with refractory NSCLC patients in the first half of 2004.

PDX in the treatment of Non-Hodgkin's Lymphoma (NHL)

        The incidence of NHL has increased significantly over the last 25 years and is currently growing at greater than 2% per year. Patients with indolent or low-grade NHL typically have long survival rates of 8-10 years, yet the disease is considered incurable. Intermediate and high-grade lymphomas are much more aggressive and result in shorter median survival times; however, patients with these malignancies can be cured in 50% to 60% of cases.

        Standard chemotherapy for NHL involves an initial combination of cyclophosphamide, doxorubicin, vincristine and prednisone (CHOP). Recently, Rituxan® has been added to this combination and increased response rates to nearly 100%. Even so, about 40% of patients will eventually relapse and are candidates for salvage chemotherapy.

        A Phase 1/2 single-agent study of PDX in patients with NHL is currently being conducted at MSKCC.

Manufacturing

        We have entered into arrangements with two third party manufacturers to produce bulk drug substance and formulated drug product for use in our clinical development programs.

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

RSR13

        Under a 1994 agreement with the Center for Innovative Technology, or CIT, we have obtained exclusive worldwide rights to 17 United States patents, a European patent which has been validated in the United Kingdom, France, Italy, and Germany, one pending patent application in Canada, one issued patent in Canada, two issued patents in Japan, and two pending patent applications which have been approved in Europe. Pursuant to this agreement, we have agreed to sponsor research at Virginia Commonwealth University, or VCU, relating to allosteric hemoglobin modifier compounds, and are entitled to an exclusive worldwide license of any technology developed in connection with such research. We will be required to pay a quarterly royalty based on percentages, as defined in the agreement, of either net revenues arising from sales of products produced in Virginia or net revenues from sales of products produced outside Virginia. This agreement was assigned by CIT to the Virginia

Commonwealth University Intellectual Property Foundation, or VCUIPF, in 1997. Under the agreement, we have the right to grant sublicenses, for which we must also pay royalties to VCUIPF for products produced by the sublicensees. VCUIPF has the primary responsibility to file, prosecute, and maintain intellectual property protection, but we have agreed to reimburse costs incurred by VCUIPF after July 1, 1993 related to obtaining and maintaining intellectual property protection. Also, pursuant to the agreement, we will pay VCUIPF a running royalty of 1-1.25% of our worldwide net revenue arising from the sale, lease or other commercialization of the allosteric hemoglobin modifier compounds. This agreement terminates on the date the last United States patent licensed to us under the agreement expires, which is October 2016.

        The licensed patents, which expire at various times between February 2010 and October 2016, contain claims covering methods of allosterically modifying hemoglobin with RSR13 and other compounds, the site within hemoglobin where RSR13 binds, and certain clinical applications of RSR13 and other allosteric hemoglobin modifier compounds, including, among others:

  •
  storing blood;

  •
  restoring the oxygen affinity of red blood cells;

  •
  treating carbon monoxide exposure;

  •
  treating cancerous tumors;

  •
  treating ischemia or oxygen deprivation;

  •
  treating stroke or cerebral ischemia;

  •
  treating surgical blood loss;

  •
  performing cardiopulmonary bypass surgery; and

  •
  treating hypoxia.

        We are co-owners, along with VCUIPF, of a patent family directed to chiral allosteric hemoglobin modifier compounds. This family includes one issued United States patent, one pending United States patent application, and pending applications in Japan, Canada, Europe, and Australia.

        We exclusively own two patent families with pending applications directed to a formulation of RSR13 and to methods of use of RSR13 in BOLD MRI applications. The formulation application is pending in the United States, and an international patent application is also pending. BOLD MRI patent applications are pending in the United States, Canada, and Europe.

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

PDX

        Under a December 2002 license agreement with MSKCC, SRI International and Southern Research Institute, we have obtained exclusive worldwide rights to three United States patents and to develop and market any product derived from any formulation of PDX in connection with all diagnostic and therapeutic uses, including human and veterinary diseases. We will make certain cash payments to the licensor upon the earlier of achievement of certain development milestones or the passage of certain time periods, and will pay the licensor a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.

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

        Our product candidates and we are also subject to a variety of state laws and regulations in those states or localities where such product candidates may be marketed. Any applicable state or local regulations may hinder our ability to market our product candidates in those states or localities.

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

Employees

        As of December 17, 2003, we had a total of 56 full-time employees and 4 part-time employees. Of those, 42 are engaged in clinical development, regulatory affairs, biostatistics, manufacturing and pre-clinical development. The remaining 18 are involved in marketing, corporate development, finance, administration and operations. We believe that we have good relationships with our employees. We have never had a work stoppage, and none of our employees is represented under a collective bargaining agreement.

Available Information

        We were incorporated under the laws of the Commonwealth of Virginia in September 1992 as Hemotech Sciences, Inc. We reincorporated in Delaware as Allos Therapeutics, Inc. in October 1996. We are located in Westminster, Colorado, a suburb of Denver. Our current mailing address is 11080 CirclePoint Road, Westminster, Colorado 80020.

        Our website address is www.allos.com; however, information found on our website is not incorporated by reference into this report. Our web site address is included in this report as an inactive textual reference only. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Once at www.allos.com, go to Investors/Media/Fundamentals/SEC Filings.

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

        We have a history of net losses and an accumulated deficit, and we may never achieve or maintain revenue or profitability in the future.

        We have never generated revenue from product sales, and we have experienced net losses since we began operations in 1994. To date, we have financed our operations primarily through the private sale of securities and our initial public offering of common stock in March 2000. For the nine months ended September 30, 2003 we had a net loss of $23.9 million and for the years ended December 31, 2002 and 2001, we had net losses of $25.8 million and $20.1 million, respectively. As of September 30, 2003, we had an accumulated deficit of approximately $136.5 million. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative costs. We may continue to incur net losses for at least the next several years. The presence and size of these potential net losses will depend, in large part, on if and when we receive regulatory approval in the United States or Europe to market RSR13 as an adjunct to radiation therapy for the treatment of brain metastases from breast cancer. Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates. We may never generate revenue from product sales or become profitable.

        Our product candidates are in various stages of development and may never be fully developed in a manner suitable for commercialization. If we do not develop commercially successful products, our ability to generate revenue will be limited.

        We currently have no products that are approved for commercial sale. All of our product candidates are in various stages of development, and significant research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. Most of our efforts and expenditures over the next few years will be devoted to RSR13. Accordingly, our future prospects are substantially dependent on obtaining regulatory approval in the United States or Europe to market RSR13 as an adjunct to radiation therapy for the treatment of brain metastases from breast cancer. Neither RSR13 nor PDX is expected to be commercially available for other indications until at least 2007. If we are unable to successfully commercialize our product candidates, we will be unable to generate any revenue from product sales and will incur continued losses. We may not be able to continue as a going concern if we are unable to generate meaningful amounts of revenue to support our operations or cannot otherwise raise the necessary funds to support our operations.

        The FDA may not approve our NDA to market RSR13 as an adjunct to radiation therapy for the treatment of brain metastases from breast cancer.

        On April 23, 2003, we announced the preliminary results of our pivotal Phase 3 trial of RSR13 in patients with brain metastases in which the survival benefit observed did not reach statistical significance in either of the pre-specified intent-to-treat groups. However, the results demonstrated a statistically significant survival benefit in patients with brain metastases originating from breast cancer. Based on these findings, in December 2003, we submitted our NDA to the FDA for approval to market RSR as an adjunct to radiation therapy for the treatment of brain metastases from breast cancer. Patients with brain metastases originating from breast cancer represent a subset of patients that was not prospectively defined as an intent-to-treat subgroup in the Phase 3 trial. To our knowledge, the FDA has never approved a drug for marketing based upon an analysis of a subset of patients that was not prospectively defined as an intent-to-treat subgroup. As a result, there can be no assurance that the FDA will approve RSR13 for marketing based on our NDA submission. If the FDA does not approve RSR13 for marketing or requires us to conduct an additional trial using RSR13 for patients with brain metastases from breast cancer, we would incur substantial additional costs and our ability to commercialize RSR13 would be substantially delayed. Any delay in or failure to receive regulatory approval to market RSR13 for the treatment of brain metastases from breast cancer would have a material adverse effect on our business, financial condition and future prospects.

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

        Product candidates developed by us, alone or with others, may not prove to be safe and efficacious in clinical trials and may not meet all of the applicable regulatory requirements needed to receive regulatory approval. To demonstrate safety and efficacy, we must conduct significant research, animal testing, referred to as preclinical testing, and human testing, referred to as clinical trials, for our product candidates. Preclinical testing and clinical trials are long, expensive and uncertain processes. It may take us several years to complete our testing, and failure can occur at any stage. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory clearances, and the FDA can request that we conduct additional trials. If we have to conduct additional clinical trials, whether for RSR13, PDX or any future product candidate, it would significantly increase our expenses and delay marketing of our product candidates.

        Even if we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory obligations and review.

        Following any regulatory approval of our product candidates, we will be subject to continuing regulatory obligations such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, we or our third-party manufacturers will be required to adhere to regulations setting forth current good manufacturing practices. These regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our product candidates. Furthermore, we or our third-party manufacturers must pass a pre-approval inspection of manufacturing facilities by the FDA and foreign authorities before obtaining marketing approval and will be subject to periodic inspection by these regulatory authorities. Such inspections may result in compliance issues that could prevent or delay marketing approval, or require the expenditure of financial or other resources to address. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

        If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop our product candidates.

        We expect that significant additional financing will be required in the future to continue our research and development efforts and to commercialize our product candidates. Depending upon the outcome of our NDA filing with the FDA to market RSR13 as an adjunct to radiation therapy for the treatment of brain metastases from breast cancer, we may incur large cash expenditures associated with the commercialization of RSR13. Expenditures associated with developing a commercial organization and pre-launch marketing activities will require additional capital that we may not be able to raise. If adequate funds are not available to us, we will be required to delay, reduce the scope of or eliminate one or more of our development programs and our business and future prospects for revenue and profitability may be harmed. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. We have consumed substantial amounts of cash to date and expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and preclinical and clinical trial activities. We may raise this financing through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. Our future liquidity and capital requirements will depend on many factors, including the outcome of our NDA filing, costs associated with the commercialization of RSR13, if approved for marketing, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with securing in-license opportunities, purchasing product candidates and conducting pre-clinical research and clinical development of those product candidates, among other factors.

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

        Clinical trials must be conducted in accordance with the FDA's Good Clinical Practices and are subject to oversight by the FDA and institutional review boards at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under the FDA's Good Manufacturing Requirements, and may require large numbers of test subjects. Clinical trials may be suspended by the FDA or us at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the conduct of these trials.

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

        We do not have manufacturing expertise or capabilities and are dependent on third parties to fulfill our manufacturing needs, which could result in the delay of clinical trials, regulatory approval and product introductions.

        We are dependent on third parties for the manufacture and storage of our product candidates for clinical trials and, if approved, for commercial sale. If we are unable to contract for a sufficient supply of our product candidates on acceptable terms, or if we encounter delays or difficulties in the manufacturing process or our relationships with our manufacturers, we may not have sufficient product to conduct or complete our clinical trials or support commercial requirements for our product candidates, if approved.

        We have entered into arrangements with two contract manufacturers for the supply of RSR13 bulk drug substance, and a third contract manufacturer for the supply of RSR13 formulated drug product. In December 2003, we entered into a long-term development and supply agreement with Baxter Healthcare for commercial manufacture of formulated drug product and development of a flexible container. These manufacturers are currently our only source for the production and formulation of RSR13. To date, these contract manufacturers have produced only small quantities of RSR13 relative to those needed for commercialization.

        Even if we obtain approval to market RSR13 in one or more indications, our current or future manufacturers may be unable to scale production when necessary to enable commercial launch or accurately and reliably manufacture commercial quantities of RSR13 at reasonable costs, on a timely basis and in compliance with the FDA's current Good Manufacturing Practices. If our current or future contract manufacturers fail in any of these respects, our ability to timely complete our clinical trials, obtain required regulatory approvals and successfully commercialize RSR13 will be materially and adversely affected.

        Our reliance on contract manufacturers exposes us to additional risks, including:

  •
  delays in scale-up to quantities needed for clinical trails or failure to manufacture such quantities to our specifications, or to deliver such quantities on the dates we require;

  •
  our current and future manufacturers are subject to ongoing, periodic, unannounced inspections by the FDA and corresponding state and international regulatory authorities for compliance with strictly enforced current Good Manufacturing Practice regulations and similar foreign standards, and we do not have control over our contract manufacturer's compliance with these regulations and standards;

  •
  our current and future manufacturers may not be able to comply with applicable regulatory requirements, which would prohibit them from manufacturing products from us;

  •
  if we need to change to other commercial manufacturing contractors, the FDA and comparable foreign regulators must approve these contractors prior to our use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in, or themselves develop substantially equivalent processes necessary for, the production of our products;

  •
  our manufacturers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demands; and

  •
  we may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our products.

        Any of these factors could cause us to delay or suspend clinical trials, regulatory submission, required approvals or commercialization of our products under development, entail higher costs and result in our being unable to effectively commercialize our products.

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

        If we are unable to develop adequate sales, marketing or distribution capabilities or enter into agreements with third parties to perform some of these functions, we will not be able to commercialize our products effectively.

        In order to commercialize any products, we must develop our sales, marketing and distribution capabilities or make arrangements with a third party to perform these services. We may attempt to build such a sales and marketing organization on our own or with the assistance of a contract sales organization. For some market opportunities, we may need to enter into co-promotion or other licensing arrangements with larger pharmaceutical or biotechnology firms in order to increase the commercial success of our products. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and some or all of the revenues we receive will depend upon the efforts of third parties, and these efforts may not be successful. Additionally, building marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our marketing and distribution capabilities to the desired levels.

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

        We are a small company with less than 60 employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions and scientists. Competition for personnel and academic collaborations is intense. In particular, our product development programs depend on our ability to attract and retain highly skilled clinical development personnel. In addition, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or maintain relationships. If we fail to negotiate additional acceptable collaborations with academic institutions and scientists, or if our existing academic collaborations were to be unsuccessful, our product development programs may be delayed.

        We cannot guarantee that we will be in compliance with all applicable regulations.

        The development, manufacturing, pricing, sales and reimbursement of our products, together with our general obligations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with less than 60 employees. We also have significantly fewer employees than many other companies that have the same or fewer product candidates in late stage clinical development and we rely heavily on third parties to conduct many important functions. Further, as a publicly-traded company, we are subject to significant additional regulations, some of which have either only recently been adopted or are currently proposals subject to change. We cannot assure that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

        The market price for our common stock may be highly volatile.

        The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

  •
  actual or anticipated results of our clinical trials;

  •
  actual or anticipated regulatory approvals or non-approvals of our product candidates or of competing product candidates;

  •
  changes in laws or regulations applicable to our product candidates;

  •
  changes in the expected or actual timing of our development programs;

  •
  actual or anticipated variations in quarterly operating results;

  •
  announcements of technological innovations by us or our competitors;

  •
  changes in financial estimates or recommendations by securities analysts;

  •
  conditions or trends in the biotechnology and pharmaceutical industries;

  •
  changes in the market valuations of similar companies;

  •
  announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  •
  additions or departures of key personnel;

  •
  disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

  •
  developments concerning any research and development, manufacturing, and marketing collaborations;

  •
  sales of large blocks of our common stock;

  •
  sales of our common stock by our executive officers, directors and five percent stockholders; and

  •
  economic and other external factors, including disasters or crises.

        In addition, the stock market in general, the Nasdaq National Market and the market for technology companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of biotechnology and life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management's attention and resources.

        Anti-takeover provisions in our charter documents and under Delaware law could discourage, delay or prevent an acquisition of us, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

        Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:

  •
  authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares or change the balance of voting control and thwart a takeover attempt;

  •
  prohibiting cumulative voting in the election of directors, which would otherwise allow for less than a majority of stockholders to elect director candidates;

  •
  prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

  •
  eliminating the ability of stockholders to call a special meeting of stockholders; and

  •
  establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

        In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders.

        We have adopted a stockholder rights plan that may discourage, delay or prevent a merger or acquisition that is beneficial to our stockholders.

        In May 2003, our board of directors adopted a stockholder rights plan that may have the effect of discouraging, delaying or preventing a merger or acquisition of us that is beneficial to our stockholders by diluting the ability of a potential acquiror to acquire us. Pursuant to the terms of our plan, when a person or group, except under certain circumstances, acquires 15% or more of our outstanding common stock or 10 business days after announcement of a tender or exchange offer for 15% or more of our outstanding common stock, the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 15% or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. Because the potential acquiror's rights would not become exercisable for our shares of common stock at a discount, the potential acquiror would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquiror from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are being filed as part of this report:

(3)
Exhibits

Exhibit No.	Description
3.01(1)	Amended and Restated Certificate of Incorporation.
3.02(1)	Bylaws.
4.01(1)	Form of Common Stock Certificate.
4.02(1)	Reference is made to Exhibits 3.01 and 3.02.
10.01(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.02(1)+	Hemotech and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated January 12, 1994.
10.03(1)+	Amendment to Allos Therapeutics, Inc. and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated January 17, 1995.
10.04(1)	Amendment to Allos Therapeutics, Inc. and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated March 12, 1996.
10.05(1)+	Assignment and Assumption Agreement with Amendment with Center for Innovative Technology and Virginia Commonwealth University Intellectual Property Foundation dated July 28, 1997.
10.06(1)	Exercise of Option to Nonheme Protein License Agreement with VCU-Intellectual Property Foundation dated March 23, 1998.
10.10(1)	Allos Therapeutics, Inc. Fourth Amended and Restated Stockholder Rights Agreement dated October 4, 1999.
10.11(1)(*)	Allos Therapeutics, Inc. 1995 Stock Option Plan, as amended to date.
10.17(1)	Lease Agreement with Virginia Biotechnology Research Park Authority dated July 28, 1999.
10.18(1)+	Term Sheet for Contract API Supply between Allos Therapeutics, Inc. and Hovione dated March 25, 1999.
10.19(1)	Confirmatory letter agreement with Hovione Inter Limited dated January 13, 2000.
10.20(1)+	Development and Investigational Supply Proposal between Taylor Pharmaceuticals and Allos Therapeutics, Inc. dated December 30, 1998.
10.23(2)(*)	Employment Agreement between Michael E. Hart and Allos Therapeutics, Inc. dated December 17, 2001.

10.24(3)(*)	Allos Therapeutics, Inc. Severance Benefit Plan, effective January 16, 2001, and related benefit schedule thereto.
10.26(4)(*)	Allos Therapeutics, Inc. 2001 Employee Stock Purchase Plan and form of Offering.
10.27(5)+	Office Lease with Catellus Development Corporation dated April, 2001.
10.27.1(11)++	Amended and Restated Second Amendment to Lease with Catellus Development Corporation, dated December 9, 2002.
10.29(6)(*)	2000 Stock Incentive Compensation Plan.
10.30(7)(*)	2002 Broad Based Equity Incentive Plan.
10.31(8)	Securities Purchase Agreement, dated April 24, 2002, between Allos Therapeutics, Inc. and Perseus-Soros BioPharmaceutical Fund, L.P.
10.32(8)	Registration Rights Agreement, dated April 24, 2002, between Allos Therapeutics, Inc. and Perseus-Soros BioPharmaceutical Fund, L.P.
10.33(9)(*)	Employment Agreement between Daniel R. Hudspeth and Allos Therapeutics, Inc., effective April 23, 2002.
10.34(10)(*)	Employment Agreement between David A. DeLong and Allos Therapeutics, Inc., effective August 12, 2002.
10.35(11)(*)	Consultant Agreement between Stephen J. Hoffman, Ph.D., M.D. and Allos Therapeutics, Inc., effective February 28, 2003.
23.01(11)	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.01(11)	Power of Attorney.
31.01	Rule 13a-14(a) Certification.

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

(11)
Previously filed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOS THERAPEUTICS, INC.
Date: January 12, 2004	By:	/s/ MICHAEL E. HART Michael E. Hart President, Chief Executive Officer and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K/A has been signed by the following persons on behalf of the Registrant on January 12, 2004, and in the capacities indicated:

Name	Title

* Stephen J. Hoffman	Chairman of Board of Directors and Director
/s/ MICHAEL E. HART Michael E. Hart	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)
* Donald J. Abraham	Director
* Michael D. Casey	Director
* Mark G. Edwards	Director
* Marvin E. Jaffe	Director
*By:	/s/ MICHAEL E. HART Michael E. Hart ATTORNEY-IN-FACT

INDEX TO EXHIBITS

Exhibit No.	Description
3.01(1)	Amended and Restated Certificate of Incorporation.
3.02(1)	Bylaws.
4.01(1)	Form of Common Stock Certificate.
4.02(1)	Reference is made to Exhibits 3.01 and 3.02.
10.01(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.02(1)+	Hemotech and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated January 12, 1994.
10.03(1)+	Amendment to Allos Therapeutics, Inc. and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated January 17, 1995.
10.04(1)	Amendment to Allos Therapeutics, Inc. and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated March 12, 1996.
10.05(1)+	Assignment and Assumption Agreement with Amendment with Center for Innovative Technology and Virginia Commonwealth University Intellectual Property Foundation dated July 28, 1997.
10.06(1)	Exercise of Option to Nonheme Protein License Agreement with VCU-Intellectual Property Foundation dated March 23, 1998.
10.10(1)	Allos Therapeutics, Inc. Fourth Amended and Restated Stockholder Rights Agreement dated October 4, 1999.
10.11(1)(*)	Allos Therapeutics, Inc. 1995 Stock Option Plan, as amended to date.
10.17(1)	Lease Agreement with Virginia Biotechnology Research Park Authority dated July 28, 1999.
10.18(1)+	Term Sheet for Contract API Supply between Allos Therapeutics, Inc. and Hovione dated March 25, 1999.
10.19(1)	Confirmatory letter agreement with Hovione Inter Limited dated January 13, 2000.
10.20(1)+	Development and Investigational Supply Proposal between Taylor Pharmaceuticals and Allos Therapeutics, Inc. dated December 30, 1998.
10.23(2)(*)	Employment Agreement between Michael E. Hart and Allos Therapeutics, Inc. dated December 17, 2001.
10.24(3)(*)	Allos Therapeutics, Inc. Severance Benefit Plan, effective January 16, 2001, and related benefit schedule thereto.
10.26(4)(*)	Allos Therapeutics, Inc. 2001 Employee Stock Purchase Plan and form of Offering.
10.27(5)+	Office Lease with Catellus Development Corporation dated April, 2001.

10.27.1(11)++	Amended and Restated Second Amendment to Lease with Catellus Development Corporation, dated December 9, 2002.
10.29(6)(*)	2000 Stock Incentive Compensation Plan.
10.30(7)(*)	2002 Broad Based Equity Incentive Plan.
10.31(8)	Securities Purchase Agreement, dated April 24, 2002, between Allos Therapeutics, Inc. and Perseus-Soros BioPharmaceutical Fund, L.P.
10.32(8)	Registration Rights Agreement, dated April 24, 2002, between Allos Therapeutics, Inc. and Perseus-Soros BioPharmaceutical Fund, L.P.
10.33(9)(*)	Employment Agreement between Daniel R. Hudspeth and Allos Therapeutics, Inc., effective April 23, 2002.
10.34(10)(*)	Employment Agreement between David A. DeLong and Allos Therapeutics, Inc., effective August 12, 2002.
10.35(11)(*)	Consultant Agreement between Stephen J. Hoffman, Ph.D., M.D. and Allos Therapeutics, Inc., effective February 28, 2003.
23.01(11)	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.01(11)	Power of Attorney.
31.01	Rule 13a-14(a) Certification.

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

(9)
Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-29815), as filed with the Commission on July 23, 2002.

(10)
Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-29815), as filed with the Commission on November 12, 2002.

(11)
Previously filed.

QuickLinks

TABLE OF CONTENTS
EXPLANATORY NOTE
PART I
  ITEM 1. BUSINESS
RISK FACTORS
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS