Form 10-K/A
period 2003-12-31
ALLOS THERAPEUTICS INC
filed 2004-03-30
CIK 1097264

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, originally filed with the Securities and Exchange Commission on March 5, 2004, amends Item 7 of Part II and Item 15 of Part IV of our Annual Report on Form 10-K. This Form 10-K/A is filed in response to comments received from the Division of Corporation Finance of the Securities and Exchange Commission. Consent of our independent auditors is attached to this Form 10-K/A as Exhibit 23.01 and certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Form 10-K/A as Exhibits 31.01 and 32.01.

        While this Amendment No. 1 also sets forth the complete text of each other item of the Company's Form 10-K for the year ended December 31, 2003, it does not change any information contained in these other items as originally filed on March 5, 2004. This Amendment No. 1 also does not reflect events that have occurred after the original filing of the Form 10-K.

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

        Since our inception through December 31, 2003, we have incurred costs of approximately $27.0 million and $2.6 million associated with the research and development expenses of RSR13 and PDX, respectively, and an aggregate of approximately $5.5 million associated with our other research and development programs, including programs that have been discontinued. Unallocated costs since inception represent an aggregate of approximately $37.0 million of research and development expenses incurred during such period. We charge direct internal and external program costs to the respective development programs. We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs. These consist primarily of salaries and benefits, facilities costs and other internal-shared resources related to the development and maintenance of systems and processes applicable to all of our programs.

        The following table summarizes our research and development expenses for the years ended December 31, 2001, 2002 and 2003 (in millions):

	Years Ended December 31,
	2001	2002	2003
RSR13	$6.2	$5.5	$2.9
PDX	—	2.0	0.6
Other programs	0.5	0.5	1.6
Unallocated	6.0	5.9	6.9

Total research and development expenses	$12.7	$13.9	$12.0

        The timing and costs to complete the successful development of any of our product candidates are highly uncertain, and therefore difficult to estimate. The lengthy process of seeking regulatory approvals for our product candidates, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources. For a more complete discussion of the regulatory approval process, please refer to the "Government Regulation" section of Item I above. Clinical development timelines, likelihood of success and total costs vary widely and are impacted by a variety of factors discussed in the "Risk Factors" section of Item I above. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of any of our product candidates or the ultimate costs of such efforts. Due to these same factors, we cannot be certain when any net cash inflow from any of our current product candidates will commence.

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

Exhibit No.		Description
3.01	(1)	Amended and Restated Certificate of Incorporation.
3.02	(1)	Bylaws.
4.01	(1)	Form of Common Stock Certificate.
4.02	(1)	Reference is made to Exhibits 3.01 and 3.02.
4.03	(11)	Certificate of Designation of Series A Junior Participating Preferred Stock.
4.04	(11)	Rights Agreement dated as of May 6, 2003 among Allos Therapeutics, Inc. and Mellon Investor Services LLC.
4.05	(11)	Form of Rights Certificate.
10.01	(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.02	(1)+	Hemotech and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated January 12, 1994.
10.03	(1)+	Amendment to Allos Therapeutics, Inc. and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated January 17, 1995.
10.04	(1)	Amendment to Allos Therapeutics, Inc. and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated March 12, 1996.
10.05	(1)+	Assignment and Assumption Agreement with Amendment with Center for Innovative Technology and Virginia Commonwealth University Intellectual Property Foundation dated July 28, 1997.
10.06	(1)	Exercise of Option to Nonheme Protein License Agreement with VCU-Intellectual Property Foundation dated March 23, 1998.
10.10	(1)	Allos Therapeutics, Inc. Fourth Amended and Restated Stockholder Rights Agreement dated October 4, 1999.

10.11	(1)(*)	Allos Therapeutics, Inc. 1995 Stock Option Plan, as amended to date.
10.17	(1)	Lease Agreement with Virginia Biotechnology Research Park Authority dated July 28, 1999.
10.18	(1)+	Term Sheet for Contract API Supply between Allos Therapeutics, Inc. and Hovione dated March 25, 1999.
10.19	(1)	Confirmatory letter agreement with Hovione Inter Limited dated January 13, 2000.
10.20	(1)+	Development and Investigational Supply Proposal between Taylor Pharmaceuticals and Allos Therapeutics, Inc. dated December 30, 1998.
10.23	(2)(*)	Employment Agreement between Michael E. Hart and Allos Therapeutics, Inc. dated December 17, 2001.
10.24	(3)(*)	Allos Therapeutics, Inc. Severance Benefit Plan, effective January 16, 2001, and related benefit schedule thereto.
10.26	(4)(*)	Allos Therapeutics, Inc. 2001 Employee Stock Purchase Plan and form of Offering.
10.27	(5)+	Office Lease with Catellus Development Corporation dated April, 2001.
10.27.1	(12)+	Amended and Restated Second Amendment to Lease with Catellus Development Corporation, dated December 9, 2002.
10.27.2	**++	Third Amendment to Lease with Catellus Development Corporation, dated November 28, 2003.
10.29	(6)(*)	2000 Stock Incentive Compensation Plan.
10.30	(7)(*)	2002 Broad Based Equity Incentive Plan.
10.31	(8)	Securities Purchase Agreement, dated April 24, 2002, between Allos Therapeutics, Inc. and Perseus-Soros BioPharmaceutical Fund, L.P.
10.32	(8)	Registration Rights Agreement, dated April 24, 2002, between Allos Therapeutics, Inc. and Perseus-Soros BioPharmaceutical Fund, L.P.
10.33	(9)(*)	Employment Agreement between Daniel R. Hudspeth and Allos Therapeutics, Inc., effective April 23, 2002.
10.34	(10)(*)	Employment Agreement between David A. DeLong and Allos Therapeutics, Inc., effective August 12, 2002.
10.35	(12)(*)	Consultant Agreement between Stephen J. Hoffman, Ph.D., M.D. and Allos Therapeutics, Inc., effective February 28, 2003.
10.36	**(*)	Employment Agreement between Pablo Cagnoni, M.D. and Allos Therapeutics, Inc., effective September 30, 2003.
10.37	**++	Development and Supply Agreement between Baxter Healthcare Corporation and Allos Therapeutics, Inc., effective December 19, 2003.
10.38	**(*)	Separation Agreement between Daniel R. Hudspeth and Allos Therapeutics, Inc., effective May 30, 2003.
10.39	(13)	Securities Purchase Agreement dated as of November 20, 2003.

10.40	(13)	Form of Warrant issued pursuant to Securities Purchase Agreement dated November 20, 2003.
23.01		Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.01	**	Power of Attorney.
31.01		Rule 13a-14(a)/15d-14(a) Certification.
32.01		Section 1350 Certification.

(*)
Indicates Management Contract or Compensatory Plan or Arrangement.

**
Previously filed.

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

ALLOS THERAPEUTICS, INC.
Date: March 30, 2004	By:	/s/ MICHAEL E. HART Michael E. Hart President, Chief Executive Officer and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant on March 30, 2004, and in the capacities indicated:

Name	Title

* Stephen J. Hoffman	Chairman of Board of Directors and Director
/s/ MICHAEL E. HART Michael E. Hart	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)
* Paulette M. Wilson	Corporate Controller, Treasurer and Secretary (Principal Accounting Officer)
* Donald J. Abraham	Director
* Michael D. Casey	Director
* Mark G. Edwards	Director

* Marvin E. Jaffe	Director

*By:	/s/ MICHAEL E. HART Michael E. Hart Attorney-in-fact

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

PricewaterhouseCoopers LLP

Denver, Colorado
March 2, 2004

ALLOS THERAPEUTICS, INC.

BALANCE SHEETS

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$3,756,951	$4,642,305
Restricted cash	550,000	550,000
Short-term investments	50,676,010	34,627,187
Prepaid research and development expenses	534,287	286,573
Prepaid expenses and other assets	240,789	834,249

Total current assets	55,758,037	40,940,314

Long-term marketable securities	5,816,529	5,777,930
Property and equipment, net	1,826,277	1,455,486
Long-term investment	1,000,000	—

Total assets	$64,400,843	$48,173,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable—related parties	$111,656	$114,483
Trade accounts payable and accrued expenses	408,879	462,774
Accrued research and development expenses	5,117,400	1,173,856
Accrued bonus and employee benefits	1,440,725	1,011,340

Total current liabilities	7,078,660	2,762,453
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2002 and December 31, 2003; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,000,000 shares designated from authorized preferred stock at December 31, 2003; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized at December 31, 2002 and December 31, 2003; 25,863,454 and 31,103,455 shares issued and outstanding at December 31, 2002 and December 31, 2003, respectively	25,863	31,104
Additional paid-in capital	171,020,705	181,415,293
Deferred compensation related to stock-based compensation	(1,101,466)	(285,576)
Deficit accumulated during the development stage	(112,622,919)	(135,749,544)

Total stockholders' equity	57,322,183	45,411,277

Total liabilities and stockholders' equity	$64,400,843	$48,173,730

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

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Convertible Preferred Stock
	Common Stock					Notes Receivable From Stockholders			Total Stockholders' Equity (Deficit)
					Additional Paid-in Capital		Deferred Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount
Subscription receivable for common stock at $1.61 per share	—	$90	—	$—	$—	$—	$—	$—	$90

Balance at December 31, 1992	—	90	—	—	—	—	—	—	90
Subscription receivable for common stock at $1.61 per share	—	10	—	—	—	—	—	—	10
Issuance of common stock for subscription receivable	992,000	892	—	—	(892)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(24,784)	(24,784)

Balance at December 31, 1993	992,000	992	—	—	(892)	—	—	(24,784)	(24,684)
Issuance of $.001 par value common stock in exchange for license agreement	248,000	248	—	—	39,752	—	—	—	40,000
Issuance of Series A convertible preferred stock ($.001 par value) together with Series A and Series B stock warrants at $1.00 per share	—	—	700,000	704	529,023	—	—	—	529,727
Issuance of Series A convertible preferred stock upon exercise of Series A warrants at $1.00 per share	—	—	1,300,000	1,300	1,298,700	—	—	—	1,300,000
Accretion to redemption value of preferred stock	—	—	—	—	58,839	—	—	(58,839)	—
Net loss	—	—	—	—	—	—	—	(898,929)	(898,929)

Balance at December 31, 1994	1,240,000	1,240	2,000,000	2,004	1,925,422	—	—	(982,552)	946,114
Issuance of Series A convertible preferred stock at $1.00 per share	—	—	3,000,000	3,000	2,973,454	—	—	—	2,976,454
Accretion to redemption value of preferred stock	—	—	—	—	229,837	—	—	(229,837)	—
Net loss	—	—	—	—	—	—	—	(2,384,176)	(2,384,176)

Balance at December 31, 1995	1,240,000	1,240	5,000,000	5,004	5,128,713	—	—	(3,596,565)	1,538,392
Issuance of Series B convertible preferred stock at $1.60 per share, net of issuance costs	—	—	5,032,500	5,033	7,992,705	—	—	—	7,997,738
Cancellation of Series B warrants previously issued with Series A	—	—	—	(4)	4	—	—	—	—
Cancellation of Series A redemption rights	—	—	—	—	(288,676)	—	—	288,676	—
Issuance of common stock upon exercise of stock options for cash of $4,024 and notes receivable of $90,000 at $0.16 per share	582,950	583	—	—	93,441	(90,000)	—	—	4,024
Net loss	—	—	—	—	—	—	—	(4,053,027)	(4,053,027)

Balance at December 31, 1996	1,822,950	1,823	10,032,500	10,033	12,926,187	(90,000)	—	(7,360,916)	5,487,127
Issuance of common stock upon exercise of stock options for cash of $20,288 and notes receivable of $49,687 at $0.16 - $0.40 per share	175,770	176	—	—	69,799	(49,687)	—	—	20,288
Net loss	—	—	—	—	—	—	—	(6,512,591)	(6,512,591)

Balance at December 31, 1997	1,998,720	1,999	10,032,500	10,033	12,995,986	(139,687)	—	(13,873,507)	(1,005,176)

			Convertible Preferred Stock
	Common Stock					Notes Receivable From Stockholders			Total Stockholders' Equity (Deficit)
					Additional Paid-in Capital		Deferred Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 1997	1,998,720	$1,999	10,032,500	$10,033	$12,995,986	$(139,687)	$—	$(13,873,507)	$(1,005,176)
Issuance of Series C convertible preferred stock at $1.81 per share, net of issuance costs	—	—	9,944,750	9,945	17,937,102	—	—	—	17,947,047
Issuance of common stock upon exercise of stock options for cash of $3,464 at $0.16 - $0.40 per share	13,239	13	—	—	3,451	—	—	—	3,464
Net loss	—	—	—	—	—	—	—	(8,573,923)	(8,573,923)

Balance at December 31, 1998	2,011,959	2,012	19,977,250	19,978	30,936,539	(139,687)	—	(22,447,430)	8,371,412
Issuance of Series C convertible preferred stock at $1.81 per share, net of issuance costs	—	—	5,311,036	5,311	9,529,532	—	—	—	9,534,843
Issuance of common stock upon exercise of stock options for cash of $3,695 at $0.16 - $0.56 per share	10,179	10	—	—	3,685	—	—	—	3,695
Deferred compensation related to options	—	—	—	—	6,811,055	—	(4,442,294)	—	2,368,761
Beneficial conversion feature related to issuance of preferred stock	—	—	—	—	9,612,975	—	—	(9,612,975)	—
Net loss	—	—	—	—	—	—	—	(11,287,740)	(11,287,740)

Balance at December 31, 1999	2,022,138	2,022	25,288,286	25,289	56,893,786	(139,687)	(4,442,294)	(43,348,145)	8,990,971
Issuance of 5,000,000 shares of common stock, net of issuance costs	5,000,000	5,000	—	—	82,764,396	—	—	—	82,769,396
Conversion of preferred stock to common stock upon IPO	15,678,737	15,679	(25,288,286)	(25,289)	9,610	—	—	—	—
Extinguishments of notes receivable	—	—	—	—	—	139,687	—	—	139,687
Issuance of common stock upon exercise of stock options for cash of $76,358 at $0.16 - $0.56 per share	254,001	254	—	—	73,601	—	—	—	73,855
Deferred compensation related to options	—	—	—	—	16,860,998	—	(2,062,800)	—	14,798,198
Net loss	—	—	—	—	—	—	—	(23,361,475)	(23,361,475)

Balance at December 31, 2000	22,954,876	22,955	—	—	156,602,391	—	(6,505,094)	(66,709,620)	83,410,632
Issuance of common stock upon exercise of stock options for cash of $103,831 at $0.40 - $2.42 per share	175,096	175	—	—	103,656	—	—	—	103,831
Issuance of common stock upon exercise of purchase rights at an exercise price of $3.84 per share	9,225	9	—	—	35,433	—	—	—	35,442
Stock compensation expense	—	—	—	—	283,512	—	—	—	283,512
Deferred compensation related to options	—	—	—	—	(99,700)	—	3,561,504	—	3,461,804
Net loss	—	—	—	—	—	—	—	(20,144,325)	(20,144,325)

Balance at December 31, 2001	23,139,197	23,139	—	—	156,925,292	—	(2,943,590)	(86,853,945)	67,150,896

			Convertible Preferred Stock
	Common Stock					Notes Receivable From Stockholders			Total Stockholders' Equity (Deficit)
					Additional Paid-in Capital		Deferred Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2001	23,139,197	$23,139	—	$—	$156,925,292	$—	$(2,943,590)	$(86,853,945)	$67,150,896
Issuance of common stock in private placement for $6.00 per share, net of issuance costs	2,500,000	2,500	—	—	14,929,273	—	—	—	14,931,773
Issuance of common stock upon exercise of stock options for cash of $290,753 at $0.40 - $7.38 per share	187,126	187	—	—	290,566	—	—	—	290,753
Issuance of common stock upon exercise of purchase rights at an exercise price of $3.84 - $6.39 per share	27,446	27	—	—	120,252	—	—	—	120,279
Issuance of common stock upon exercise of warrants for equipment lease line	9,685	10	—	—	21,521	—	—	—	21,531
Stock compensation expense	—	—	—	—	190,378	—	—	—	190,378
Deferred compensation related to options	—	—	—	—	(1,456,577)	—	1,842,124	—	385,547
Net loss	—	—	—	—	—	—	—	(25,768,974)	(25,768,974)

Balance at December 31, 2002	25,863,454	25,863	—	—	171,020,705	—	(1,101,466)	(112,622,919)	57,322,183
Issuance of common stock upon exercise of stock options for cash of $75,686 at $.56 - $2.42 per share	35,400	35	—	—	75,651	—	—	—	75,686
Issuance of common stock upon exercise of purchase rights at an exercise price of $2.48 - $2.58 per share	32,189	33	—	—	81,466	—	—	—	81,499
Issuance of common stock in private placement for $2.32 per share together with common stock warrants for $3.14 per share, net of issuance costs	5,172,412	5,173	—	—	11,196,549	—	—	—	11,201,722
Stock compensation expense	—	—	—	—	178,166	—	—	—	178,166
Deferred compensation related to options	—	—	—	—	(1,137,244)	—	815,890	—	(321,354)
Net loss	—	—	—	—	—	—	—	(23,126,625)	(23,126,625)

Balance at December 31, 2003	31,103,455	$31,104	—	$—	$181,415,293	$—	$(285,576)	$(135,749,544)	$45,411,277

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

INDEX TO EXHIBITS

Exhibit No.	Description
3.01(1)	Amended and Restated Certificate of Incorporation.
3.02(1)	Bylaws.
4.01(1)	Form of Common Stock Certificate.
4.02(1)	Reference is made to Exhibits 3.01 and 3.02.
4.03(11)	Certificate of Designation of Series A Junior Participating Preferred Stock.
4.04(11)	Rights Agreement dated as of May 6, 2003 among Allos Therapeutics, Inc. and Mellon Investor Services LLC.
4.05(11)	Form of Rights Certificate.
10.01(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.02(1)+	Hemotech and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated January 12, 1994.
10.03(1)+	Amendment to Allos Therapeutics, Inc. and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated January 17, 1995.
10.04(1)	Amendment to Allos Therapeutics, Inc. and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated March 12, 1996.
10.05(1)+	Assignment and Assumption Agreement with Amendment with Center for Innovative Technology and Virginia Commonwealth University Intellectual Property Foundation dated July 28, 1997.
10.06(1)	Exercise of Option to Nonheme Protein License Agreement with VCU-Intellectual Property Foundation dated March 23, 1998.
10.10(1)	Allos Therapeutics, Inc. Fourth Amended and Restated Stockholder Rights Agreement dated October 4, 1999.
10.11(1)(*)	Allos Therapeutics, Inc. 1995 Stock Option Plan, as amended to date.
10.17(1)	Lease Agreement with Virginia Biotechnology Research Park Authority dated July 28, 1999.
10.18(1)+	Term Sheet for Contract API Supply between Allos Therapeutics, Inc. and Hovione dated March 25, 1999.
10.19(1)	Confirmatory letter agreement with Hovione Inter Limited dated January 13, 2000.
10.20(1)+	Development and Investigational Supply Proposal between Taylor Pharmaceuticals and Allos Therapeutics, Inc. dated December 30, 1998.
10.23(2)(*)	Employment Agreement between Michael E. Hart and Allos Therapeutics, Inc. dated December 17, 2001.
10.24(3)(*)	Allos Therapeutics, Inc. Severance Benefit Plan, effective January 16, 2001, and related benefit schedule thereto.
10.26(4)(*)	Allos Therapeutics, Inc. 2001 Employee Stock Purchase Plan and form of Offering.
10.27(5)+	Office Lease with Catellus Development Corporation dated April, 2001.

10.27.1(12)+	Amended and Restated Second Amendment to Lease with Catellus Development Corporation, dated December 9, 2002.
10.27.2**++	Third Amendment to Lease with Catellus Development Corporation, dated November 28, 2003.
10.29(6)(*)	2000 Stock Incentive Compensation Plan.
10.30(7)(*)	2002 Broad Based Equity Incentive Plan.
10.31(8)	Securities Purchase Agreement, dated April 24, 2002, between Allos Therapeutics, Inc. and Perseus-Soros BioPharmaceutical Fund, L.P.
10.32(8)	Registration Rights Agreement, dated April 24, 2002, between Allos Therapeutics, Inc. and Perseus-Soros BioPharmaceutical Fund, L.P.
10.33(9)(*)	Employment Agreement between Daniel R. Hudspeth and Allos Therapeutics, Inc., effective April 23, 2002.
10.34(10)(*)	Employment Agreement between David A. DeLong and Allos Therapeutics, Inc., effective August 12, 2002.
10.35(12)(*)	Consultant Agreement between Stephen J. Hoffman, Ph.D., M.D. and Allos Therapeutics, Inc., effective February 28, 2003.
10.36**(*)	Employment Agreement between Pablo Cagnoni, M.D. and Allos Therapeutics, Inc., effective September 30, 2003.
10.37**++	Development and Supply Agreement between Baxter Healthcare Corporation and Allos Therapeutics, Inc., effective December 19, 2003.
10.38**(*)	Separation Agreement between Daniel R. Hudspeth and Allos Therapeutics, Inc., effective May 30, 2003.
10.39(13)	Securities Purchase Agreement dated as of November 20, 2003.
10.40(13)	Form of Warrant issued pursuant to Securities Purchase Agreement dated November 20, 2003.
23.01	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.01**	Power of Attorney.
31.01	Rule 13a-14(a)/15d-14(a) Certification.
32.01	Section 1350 Certification.

(*)
Indicates Management Contract or Compensatory Plan or Arrangement.

**
Previously filed.

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