Form 10-Q
period 2004-03-31
ALLOS THERAPEUTICS INC
filed 2004-05-10
CIK 1097264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004.

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

Yes                            ☒                                                                                    No                                ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                            ☒                                                                                    No                                ☐

As of May 5, 2004, there were 31,139,390 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

This quarterly report on Form 10-Q consists of 20 pages.

ALLOS THERAPEUTICS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I. Financial Information

ITEM 1.	Financial Statements

Balance Sheets (unaudited) — as of December 31, 2003 and March 31, 2004

Statements of Operations (unaudited) — for the three months ended March 31, 2003 and 2004 and the cumulative period from September 1, 1992 (date of inception) through March 31, 2004

Statements of Cash Flows (unaudited) — for the three months ended March 31, 2003 and 2004 and the cumulative period from September 1, 1992 (date of inception) through March 31, 2004

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

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.

BALANCE SHEETS

(unaudited)

	December 31,	March 31,
	2003	2004

ASSETS

Current assets:
Cash and cash equivalents	$4,642,305	$3,720,492
Restricted cash	550,000	550,000
Short-term investments	40,254,935	37,134,312
Prepaid research and development expenses	286,573	342,805
Prepaid expenses and other assets	834,249	161,721
Total current assets	46,568,062	41,909,330
Long-term marketable securities	150,182	138,998
Property and equipment, net	1,455,486	1,317,722

Total assets	$48,173,730	$43,366,050

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable — related parties	$114,483	$39,705
Trade accounts payable and accrued expenses	462,774	814,575
Accrued research and development expenses	1,173,856	1,445,945
Accrued bonus and employee benefits	1,011,340	623,401

Total current liabilities	$2,762,453	$2,923,626

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2003 and March 31, 2004; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,000,000 shares designated from authorized preferred stock at December 31, 2003 and March 31, 2004; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized at December 31, 2003 and March 31, 2004; 31,103,455 and 31,138,224 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	31,104	31,138
Additional paid-in capital	181,415,293	181,561,574
Deferred compensation related to stock based compensation	(285,576)	(254,219)
Deficit accumulated during the development stage	(135,749,544)	(140,896,069)

Total stockholders’ equity	45,411,277	40,442,424

Total liabilities and stockholders’ equity	$48,173,730	$43,366,050

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Cumulative Period From September 1, 1992 (date of inception) through March 31,
	2003	2004	2004

Operating expenses:
Research and development	$3,405,572	$1,988,567	$74,147,833
Clinical manufacturing	2,080,207	782,571	23,319,012
Marketing, general and administrative	2,019,254	2,513,002	52,557,769
Restructuring costs	—	—	638,070

Total operating expenses	7,505,033	5,284,140	150,662,684

Loss from operations	(7,505,033)	(5,284,140)	(150,662,684)
Gain on settlement claims	—	—	5,110,083
Interest and other income, net	371,684	137,615	14,269,507

Net loss	(7,133,349)	(5,146,525)	(131,283,094)

Dividend related to beneficial conversion feature of preferred stock	—	—	(9,612,975)

Net loss attributable to common stockholders	$(7,133,349)	$(5,146,525)	$(140,896,069)

Net loss per share:
Basic and diluted	$(0.28)	$(0.17)

Weighted average common shares:
Basic and diluted	25,880,216	31,109,944

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,		Cumulative Period From September 1, 1992 (date of inception) through
	2003	2004	March 31, 2004

Cash Flows From Operating Activities:
Net loss	$(7,133,349)	$(5,146,525)	$(131,283,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	149,447	142,562	1,986,083
Stock-based compensation	(365,379)	90,802	21,525,814
Write-off of long-term investment	—	—	1,000,000
Other	—	—	98,384
Changes in operating assets and liabilities:
Prepaids and other assets	(371,413)	616,296	(494,527)
Interest receivable on investments	125,582	15,995	(607,911)
Accounts payable – related parties	30,152	(74,778)	3,397,970
Trade accounts payable and accrued expenses	8,996	351,801	814,575
Accrued research and development expenses	677,029	272,089	(1,912,319)
Accrued bonus and employee benefits	(746,330)	(387,939)	623,401

Net cash used in operating activities	(7,625,265)	(4,119,697)	(104,851,624)

Cash Flows From Investing Activities:
Acquisition of property and equipment	(127,619)	(4,798)	(3,049,062)
Purchases of marketable securities	(284,282)	(6,884,188)	(290,043,251)
Proceeds from sales of marketable securities	13,845,000	10,000,000	253,377,852
Purchase of long-term investment	—	—	(1,000,000)
Payments received on notes receivable	—	—	49,687

Net cash provided by (used in) investing activities	13,433,099	3,111,014	(40,664,774)

Cash Flows From Financing Activities:
Principal payments under capital leases	—	—	(422,088)
Proceeds from sales leaseback	—	—	120,492
Pledging restricted cash	—	—	(550,000)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	40,285,809
Proceeds from issuance of common stock, associated with stock options and employee stock purchase plan	48,273	94,062	906,978
Proceeds from issuance of common stock, net of issuance costs	—	(7,192)	108,895,699

Net cash provided by financing activities	48,273	86,870	149,236,890

Net increase (decrease) in cash and cash equivalents	5,856,107	(921,813)	3,720,492
Cash and cash equivalents, beginning of period	3,756,951	4,642,305	—

Cash and cash equivalents, end of period	$9,613,058	$3,720,492	$3,720,492

Supplemental Schedule of Non-cash Operating and Financing Activities:
Cash paid for interest	$—	$—	$1,033,375
Issuance of stock in exchange for license agreement	—	—	40,000
Capital lease obligations incurred for acquisition of property and equipment	—	—	422,088
Issuance of stock in exchange for notes receivable	—	—	139,687

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc., a company in the development stage (referred to herein as the “Company,” “we,” “us” or “our”), included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2004. These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 for a broader discussion of our business and the opportunities and risks inherent in such business.

Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents and investments will be adequate to satisfy our capital needs through at least the first half of fiscal 2005. We anticipate continuing our current development programs and beginning other long-term development projects on new products or technologies. These projects will require many years and substantial expenditures to complete and may ultimately be unsuccessful. We will require significant amounts of additional capital beyond the first half of fiscal 2005 from outside sources to continue research and development activities, fund operating expenses, pursue regulatory approvals and build sales and marketing capabilities, as necessary. Our actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; the time and cost involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our future products and establish new collaborative and licensing arrangements.

We intend to raise additional capital in the future through either equity or debt financings, collaborative arrangements with corporate partners or from other sources, including product sales, if any. Such arrangements may be dilutive to our existing stockholders. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. There is no assurance that we will be successful in consummating any such arrangements. In the event we are not able to raise sufficient additional funds, we may be required to delay, scale back, or eliminate one or more of our product development programs and our business and future prospects for revenue and profitability may be harmed.

2.              Cash and Cash Equivalents, Short-term Investments and Marketable Securities

All highly liquid investments with a maturity of three months or less are considered to be cash equivalents. The carrying values of our cash equivalents and short-term and long-term marketable securities approximate their market values based on quoted market prices. We account for marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Short-term and long-term marketable securities are classified as held to maturity and are carried at cost plus accrued interest and consist of commercial paper, government obligations and corporate notes having maturities of longer than three months, held at financial institutions.

In accordance with SFAS 115, investments that we have the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity. Substantially all of our marketable securities are held in corporate notes with maturities ranging from three months to four years. Certain reclassifications have been recorded to the December 31, 2003 balance sheet.

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

4.              Stock-Based Compensation

We account for grants of stock options according to Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations. Pro forma net loss information, as required by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), is presented below in accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). Any deferred stock-based compensation calculated according to APB 25 is amortized over the vesting period of the individual options, generally four years, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans (“FIN 28”).

We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three month periods ended March 31, 2003 and 2004.

	Three Months Ended March 31,
	2003	2004

Net loss - as reported	$(7,133,349)	$(5,146,525)

Add: Stock-based compensation expense included in reported net loss	396,816	90,802

Deduct: Recovery of stock-based compensation expense included in reported net loss	(762,195)	—

Deduct: Stock-based compensation expense as determined under the fair value based method	(697,638)	(544,088)

Pro forma net loss	$(8,196,366)	$(5,599,811)
Loss per share:
Basic and diluted - as reported	$(0.28)	$(0.17)

Basic and diluted - pro forma	$(0.32)	$(0.18)

Such pro forma disclosures may not be representative of the pro forma effect in future years because options vest over several years and additional grants may be made each year.

5.              Net Loss Per Common Share

Net loss per share is calculated in accordance with, SFAS No. 128, Earnings Per Share (“SFAS 128”). Under the provisions of SFAS 128, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per share and is computed giving effect to all dilutive potential common stock, including options, non-vested common stock, convertible preferred stock and convertible preferred stock warrants.

6.              Commitments and Contingencies

Lease Commitments

We lease offices and research and development facilities, as well as certain office and lab equipment under agreements that expire at various dates through 2008.

Contingencies

In December 2002, we obtained an exclusive worldwide license to PDX from Memorial Sloan - Kettering Cancer Center, SRI International and Southern Research Institute (collectively, the “Licensor”). Under this agreement, the Company is obligated to pay the Licensor a milestone payment of $1,000,000 on the earlier of: a) enrollment of the first patient in a multi-center, Company - sponsored Phase 2 trial; or June 23, 2004.

In December 2003, we entered into an agreement with Baxter Healthcare Corporation (“Baxter”) for certain development and manufacturing services for the clinical and commercialization production of RSR13. We currently have no commitments to Baxter under this agreement. The minimum purchase obligations are subject to United States Food and Drug Administration (“FDA”) approval of RSR13.

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners, contractors, clinical sites and suppliers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2004.

7.              Recently Issued Accounting Pronouncement

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, Loan Commitments Accounted For As Derivative Instruments (“SAB 105”). SAB 105 summarizes the views of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The adoption of SAB 105 has not had, nor do we believe it will have, a material impact on our current or prospective financial statements.

8.              Subsequent Event

In February 2004, the FDA accepted for Priority Review the Company’s New Drug Application (“NDA”) to market RSR13 (efaproxiral) as an adjunct to whole brain radiation therapy (“WBRT”) for the treatment of brain metastases from breast cancer. On May 3, 2004, the FDA’s Oncologic Drugs Advisory Committee (“ODAC”) reviewed and voted not to recommend approval of RSR13 for this indication. Although the FDA is not bound by ODAC’s recommendation, it generally takes such recommendations into consideration when determining whether or not to approve a new drug product for marketing in the United States. The FDA’s Division of Oncology Drug Products is expected to take final action on the Company’s NDA by June 4, 2004.

ITEM 2.                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or similar words. Actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in the discussion below and those described in the “Risk Factors” discussion of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 filed with the Securities and Exchange Commission. As a result, you should not place undue reliance on these forward-looking statements. We do not intend to update or revise these forward-looking statements to reflect future events or developments.

Overview

Allos Therapeutics, Inc. is a biopharmaceutical company that is focused on developing and commercializing innovative small molecule drugs for improving cancer treatments. Small molecule drugs, in general, are non-protein products produced by chemical synthesis rather than biological methods. We strive to develop drugs that improve the treatment of cancer and enhance the power of current therapies. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or together with one or more potential strategic partners. Our focus is on product opportunities that leverage our internal clinical development and regulatory expertise and address important medical markets. We have two product candidates that are currently under development, RSR13 (efaproxiral) and PDX (pralatrexate). In addition, we endeavor to grow our existing portfolio of product candidates through ongoing product acquisition and in-licensing efforts.

We have never generated any revenue from product sales and have experienced significant net losses since our inception in 1992. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue incurring net losses for the foreseeable future. The presence and size of these potential net losses will depend, in large part, on if and when we receive regulatory approval in the United States or Europe to market RSR13 as an adjunct to radiation therapy for the treatment of brain metastases from breast cancer. Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates.

In February 2004, the United States Food and Drug Administration (“FDA”) accepted for Priority Review the Company’s New Drug Application (“NDA”) to market RSR13 (efaproxiral) as an adjunct to whole brain radiation therapy (“WBRT”) for the treatment of brain metastases from breast cancer. On May 3, 2004, the FDA’s Oncologic Drugs Advisory Committee (“ODAC”) reviewed and voted not to recommend approval of RSR13 for this indication. The briefing documents submitted by the Company and the FDA in connection with the ODAC meeting, as well as the slide presentations made by the Company and the FDA at the ODAC meeting, are posted on the FDA’s website; however, information found on the FDA website is not incorporated by reference into this report. Although the FDA is not bound by ODAC’s recommendation, it generally takes such recommendations into consideration when determining whether or not to approve a new drug product for marketing in the United States. The FDA’s Division of Oncology Drug Products is expected to take final action on the NDA by June 4, 2004.

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

In March 2004, we filed a “shelf registration statement” on Form S-3 with the SEC to sell up to $75 million of any combination of common stock, preferred stock, depositary shares, debt securities or warrants. The SEC declared this registration statement effective as of April 21, 2004. Please see “Liquidity and Capital Resources” below for additional information regarding the shelf registration statement.

Results of Operations

Research and Development.  Research and development expenses include the costs of basic research, nonclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, patents, trademarks and licensing fees for new products.

	Three Months Ended March 31,
	2003	2004
	(in millions)
Research and development, as reported	$3.4	$2.0

The $1.4 million decrease for the three months ended March 31, 2004, was due primarily to lower clinical trial costs, reduced personnel costs resulting from our May 2003 expense reduction measures and lower non-clinical study costs necessary to support our clinical development program for our product candidates.

We expect research and development expenses to increase moderately during the remainder of fiscal 2004, due primarily to costs associated with our Phase 3 clinical trial of RSR13 for brain metastases from breast cancer, the Phase 1b/2 study of RSR13 in patients with non-small cell lung cancer (“NSCLC”), the commencement of a multi-site study of PDX for NSCLC, and a milestone payment of $1,000,000 for PDX due in June 2004. The amount and timing of the increased costs related to our clinical trials is difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, the rate of patient enrollment and the detailed design of future trials. In addition, if we receive regulatory approval in 2004 in the United States or Europe to market RSR13 as an adjunct to radiation therapy for the treatment of brain metastases from breast cancer, we expect to incur additional research and development expenses as we build clinical infrastructure to support our commercialization efforts. In order to fund our research and development programs after the first half of fiscal 2005, we will require significant levels of additional capital. If we do not receive regulatory approval to market RSR13 in the United States or Europe and are otherwise unable to raise sufficient additional funds, we may be forced to curtail our development plans for one or more of our product candidates, including RSR13, in which case our research and development expenses may decrease materially.

Clinical Manufacturing.  Clinical manufacturing expenses include third party manufacturing costs for RSR13 for use in clinical trials, costs associated with pre-commercial scale-up of manufacturing to support anticipated commercial requirements, and development activities for clinical trial material for PDX.

	Three Months Ended March 31,
	2003	2004
	(in millions)
Clinical manufacturing, as reported	$2.1	$0.8

The $1.3 million decrease for the three months ended March 31, 2004, resulted primarily from decreased third-party manufacturing of RSR13 bulk drug substance as we currently have a sufficient supply of RSR13 bulk drug substance and formulated drug product to support all of our currently pending and planned clinical trials involving RSR13.

We expect clinical manufacturing expenses to increase moderately during the second and third quarters of fiscal 2004, due primarily to costs associated with preparation for the potential commercialization of RSR13.

Marketing, General and Administrative.  Marketing, general and administrative expenses include costs for pre-marketing activities, executive administration, corporate offices and related infrastructure and corporate development.

	Three Months Ended March 31,
	2003	2004
	(in millions)
Marketing, general and administrative, as reported	$2.0	$2.5
Non-cash charges (recoveries)	(0.4)	0.1
	$2.4	$2.4

Our marketing, general and administrative expenses, excluding the non-cash stock-based compensation charges and recoveries, have remained stable relative to the comparative period in the prior year. If we obtain regulatory approval for RSR13, we expect marketing, general and administrative expenses to increase significantly as personnel are hired to develop a commercial organization and expenses are incurred to support pre-launch marketing activities. If we do not obtain regulatory approval for RSR13 or if we are not able to raise sufficient additional funds to support our operations, our marketing, general and administrative expenses will likely decrease as we may be required to reduce our administrative infrastructure to conserve our capital resources.

Interest and Other Income, Net.  Interest income, net of interest expense, for the three months ended March 31, 2003 and 2004, was $372,000 and $138,000, respectively. This $234,000 decrease primarily resulted from lower average investment balances and lower yields on United States government securities, high-grade commercial paper and corporate notes, and money market funds held by the Company.

Non-cash Charges.  We have recorded stock-based compensation expense resulting primarily from certain options granted prior to our initial public offering with exercise prices below the fair market value of our common stock on their respective grant dates. For the three months ended March 31, 2004, we recorded stock-based compensation expense of $72,000 in marketing, general and administrative expenses, $13,000 in research and development expenses and $5,000 in clinical manufacturing expenses. For the three months ended March 31, 2003, we recorded a net recovery of $410,000 of stock-based compensation expense in marketing, general and administrative expenses, and stock-based compensation expense of $32,000 in research and development expenses and $13,000 in clinical manufacturing expenses. The negative amount recorded in marketing, general and administrative expenses is due to the recovery of $762,000 of stock-based compensation expense recorded in prior periods, partially offset by $352,000 of stock-based compensation expense for the three months ended March 31, 2003. The recovery of stock-based compensation expense resulted from the change in employment status of our Chairman from an employee to a consultant. As of March 31, 2004, we had $254,000 of unamortized deferred stock-based compensation remaining to be expensed in future periods.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private placements of common and preferred stock, resulting in net proceeds to us of $149.2 million through March 31, 2004, and approximately $14.3 million of interest income generated through the investment of such proceeds. We have used $104.9 million of cash for operating activities through March 31, 2004. Cash, cash equivalents, short-term investments and long-term marketable securities were approximately $53.0 million and $41.5 million at March 31, 2003 and 2004, respectively. Net cash used in operating activities for the three months ended March 31, 2003 and 2004 was $7.6 million and $4.1 million, respectively, and was used primarily to fund net losses, excluding non-cash charges. We expect the net cash used in operating activities to increase on a quarterly basis during the remainder of 2004 as we enroll patients per our clinical development plan and prepare for the potential commercialization of RSR13.

Net cash provided by investing activities for the three months ended March 31, 2003 and 2004 was $13.4 million and $3.1 million, respectively, and consisted primarily of proceeds from maturities of investments, net of purchases and capital expenditures.

Net cash provided by financing activities during the three months ended March 31, 2003 and 2004 was $48,000 and $87,000, respectively, and resulted from the exercise of common stock options.

On March 5, 2004, we filed a “shelf registration statement” on Form S-3 with the SEC to sell up to $75 million of any combination of common stock, preferred stock, depository shares, debt securities and warrants. This registration statement, which the SEC declared effective on April 21, 2004, is intended to give us the flexibility to take advantage of financing opportunities from time to time when market conditions are favorable. Under this registration statement, we may sell our securities:

•                  directly to purchasers;

•                  to or through underwriters or dealers;

•                  through agents; or

•                  through a combination of such methods.

In the event that we offer our securities directly to purchasers or to purchasers through agents, the shares may be sold at a single closing and a single price, or at multiple closings and at multiple prices. We expect that the price or prices for any such securities sold in such circumstances will reflect our negotiations with prospective investors, the market price of our common stock, recent trends in the market price of our common stock, other factors considered material by the prospective investors and, if applicable, consultation with any agent involved with the sale or sales. As of March 31, 2004, we have paid and recorded accruals for legal, accounting and other fees in the amount of $39,000 related to this registration statement. To date we have not sold any securities under this shelf registration statement.

Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents and investments will be adequate to satisfy our capital needs through at least the first half of fiscal 2005, regardless of whether RSR13 receives regulatory approval in June 2004 or if approval is delayed. If RSR13 receives regulatory approval for marketing in the United States in June 2004, we would expect to generate revenue from product sales beginning in the third quarter of 2004. We would also expect to increase our operating expenses by at least $15 to $20 million during the first 12 months after launch in order to develop a commercial organization and to engage in marketing activities.

We anticipate continuing our current development programs and beginning other long-term development projects on new products or technologies. These projects will require many years and substantial expenditures to complete and may ultimately be unsuccessful. We will require significant amounts of additional capital beyond the first half of fiscal 2005 from outside sources to continue research and development activities, fund operating expenses, pursue regulatory approvals and build sales and marketing capabilities, as necessary. Our actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and seeking regulatory approvals; the time and cost involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our future products and establish new collaborative and licensing arrangements. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above will impact our future capital requirements and the adequacy of our available funds.

We intend to raise additional capital in the future through either equity or debt financings, collaborative arrangements with corporate partners, or from other sources, including product sales, if any. Such arrangements may be dilutive to our existing stockholders. In addition, if additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. There is no assurance that we will be successful in consummating any such arrangements. In the event we are not able to raise sufficient additional funds, we may be required to delay, scale back, or eliminate one or more of our product development programs and our business and future prospects for revenue and profitability may be harmed.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. We base our estimates on historical experience, available information and assumptions that we believe to be reasonable under the circumstances. We apply estimation methodologies consistently from period to period. The actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies are discussed in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2003. These critical accounting policies are subject to judgments and uncertainties, which affect the application of these policies. We have not made any changes in any of these critical accounting polices during the three months ended March 31, 2004.

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

•                  Failure to complete clinical trials on schedule, in compliance with applicable regulations and at an acceptable cost; failure to demonstrate the safety and efficacy of our product candidates in their target indications.

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

ITEM 4.                             CONTROLS AND PROCEDURES

As of the end of the period covering this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive and financial officer (the “Evaluating Officer”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, our management, including the Evaluating Officer, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Evaluating Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A

VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

None

(a)                                  Exhibits:

31.01                     Rule 13a-14(a) Certification

32.01                     Section 1350 Certification

(b)                                 Reports on Form 8-K

On February 4, 2004, we filed a report on Form 8-K reporting under Items 5 and 7 that the Division of Oncology Drug Products at the FDA had accepted for priority review our NDA seeking approval to market RSR13.

On February 12, 2004, we furnished a report on Form 8-K reporting under Items 7 and 12 that we had issued an announcement of our Fourth Quarter and Year-end 2003 financial results.

On March 15, 2004, we filed a report on Form 8-K reporting under Items 5 and 7 that the Oncologic Drugs Advisory Committee of the FDA plans to review RSR13 (efaproxiral) on May 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2004	ALLOS THERAPEUTICS, INC.

/s/ Michael E. Hart
Michael E. Hart
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)