Form 10-Q
period 2004-06-30
ALLOS THERAPEUTICS INC
filed 2004-08-09
CIK 1097264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2004.

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

Yes     ☒                    No     ☐

As of August 3, 2004, there were 31,153,489 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

This quarterly report on Form 10-Q consists of 21 pages.

ALLOS THERAPEUTICS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I. Financial Information

ITEM 1.	Financial Statements

Balance Sheets (unaudited) — as of December 31, 2003 and June 30, 2004

Statements of Operations (unaudited) — for the three- and six-month periods ended June 30, 2003 and 2004 and the cumulative period from September 1, 1992 (date of inception) through June 30, 2004

Statements of Cash Flows (unaudited) — for the six-month periods ended June 30, 2003 and 2004 and the cumulative period from September 1, 1992 (date of inception) through June 30, 2004

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

SIGNATURES

NOTE:

“Allos”, the Allos logo, EFAPROXYN™ (efaproxiral), formerly known as RSR13, and all other Allos names are trademarks of Allos Therapeutics, Inc. in the United States and in other selected countries. All other brand names or trademarks appearing in this report are the property of their respective holders.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.

BALANCE SHEETS

(unaudited)

	December 31, 2003	June 30, 2004

ASSETS

Current assets:
Cash and cash equivalents	$4,642,305	$2,086,148
Restricted cash	550,000	550,000
Investments in marketable securities	40,254,935	31,367,948
Prepaid research and development expenses	286,573	511,757
Prepaid expenses and other assets	834,249	829,506
Total current assets	46,568,062	35,345,359
Investments in marketable securities	150,182	144,063
Property and equipment, net	1,455,486	1,206,560

Total assets	$48,173,730	$36,695,982

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable — related parties	$114,483	$33,224
Trade accounts payable and accrued expenses	462,774	658,108
Accrued research and development expenses	1,173,856	1,687,421
Accrued bonus and employee benefits	1,011,340	946,718

Total current liabilities	$2,762,453	$3,325,471

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2003 and June 30, 2004; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,000,000 shares designated from authorized preferred stock at December 31, 2003 and June 30, 2004; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized at December 31, 2003 and June 30, 2004; 31,103,455 and 31,153,489 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	31,104	31,154
Additional paid-in capital	181,415,293	181,418,851
Deferred compensation related to stock-based compensation	(285,576)	(32,838)
Deficit accumulated during the development stage	(135,749,544)	(148,046,656)

Total stockholders’ equity	45,411,277	33,370,511

Total liabilities and stockholders’ equity	$48,173,730	$36,695,982

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

					Cumulative Period from September 1, 1992 (date of inception) through June 30, 2004

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004

Operating expenses:
Research and development	$5,081,232	$3,446,545	$8,486,804	$5,435,112	$77,594,378
Clinical manufacturing	3,865,872	1,373,815	5,946,079	2,156,385	24,692,827
Marketing, general and administrative	2,522,994	2,441,511	4,542,248	4,954,513	54,999,280
Restructuring costs	577,665	—	577,665	—	638,070

Total operating expenses	12,047,763	7,261,871	19,552,796	12,546,010	157,924,555

Loss from operations	(12,047,763)	(7,261,871)	(19,552,796)	(12,546,010)	(157,924,555)
Gain on settlement claims	—	—	—	—	5,110,083
Interest and other income, net	276,983	111,284	648,667	248,898	14,380,791

Net loss	(11,770,780)	(7,150,587)	(18,904,129)	(12,297,112)	(138,433,681)

Dividend related to beneficial conversion feature of preferred stock	—	—	—	—	(9,612,975)

Net loss attributable to common stockholders	$(11,770,780)	$(7,150,587)	$(18,904,129)	$(12,297,112)	$(148,046,656)

Basic and diluted net loss per share	$(0.45)	$(0.23)	$(0.73)	$(0.40)

Weighted average shares outstanding: basic and diluted	25,888,500	31,139,289	25,884,381	31,124,616

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,		Cumulative Period from September 1, 1992 (date of inception) through June 30, 2004
	2003	2004

Cash Flows From Operating Activities:
Net loss	$(18,904,129)	$(12,297,112)	$(138,433,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	304,594	282,172	2,125,693
Stock-based compensation	(264,172)	139,867	21,574,879
Write-off of long-term investment	—	—	1,000,000
Other	—	—	98,384
Changes in operating assets and liabilities:
Prepaids and other assets	(458,217)	(220,441)	(1,331,264)
Interest receivable on investments	314,845	21,195	(602,711)
Accounts payable – related parties	26,054	(81,259)	3,391,489
Trade accounts payable and accrued expenses	24,928	195,334	658,108
Accrued research and development expenses	2,201,545	513,565	(1,670,843)
Accrued bonus and employee benefits	(110,817)	(64,622)	946,718

Net cash used in operating activities	(16,865,369)	(11,511,301)	(112,243,228)

Cash Flows From Investing Activities:
Acquisition of property and equipment	(212,592)	(33,246)	(3,077,510)
Purchases of marketable securities	(11,504,796)	(20,837,089)	(303,996,152)
Proceeds from sales of marketable securities	35,241,360	29,709,000	273,086,852
Purchase of long-term investment	—	—	(1,000,000)
Payments received on notes receivable	—	—	49,687

Net cash provided by (used in) investing activities	23,523,972	8,838,665	(34,937,123)

Cash Flows From Financing Activities:
Principal payments under capital leases	—	—	(422,088)
Proceeds from sales leaseback	—	—	120,492
Pledging restricted cash	—	—	(550,000)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	40,285,809
Proceeds from issuance of common stock, associated with stock options and employee stock purchase plan	106,543	124,758	937,674
Proceeds from issuance of common stock, net of issuance costs	—	(8,279)	108,894,612

Net cash provided by financing activities	106,543	116,479	149,266,499

Net increase (decrease) in cash and cash equivalents	6,765,146	(2,556,157)	2,086,148
Cash and cash equivalents, beginning of period	3,756,951	4,642,305	—

Cash and cash equivalents, end of period	$10,522,097	$2,086,148	$2,086,148

Supplemental Schedule of Non-cash Investing and Financing Activities:
Cash paid for interest	$—	$—	$1,033,375
Issuance of stock in exchange for license agreement	—	—	40,000
Capital lease obligations incurred for acquisition of property and equipment	—	—	422,088
Issuance of stock in exchange for notes receivable	—	—	139,687

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.                                      Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc., a company in the development stage (referred to herein as the “Company,” “we,” “us” or “our”), included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2004. These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 for a broader discussion of our business and the opportunities and risks inherent in such business.

Based upon the current status of our product development and commercialization plans, we currently estimate that our existing cash, cash equivalents and investments in marketable securities will be adequate to satisfy our capital needs through at least the first half of fiscal 2005. We anticipate continuing our current development programs and/or beginning other long-term development projects on new products or technologies. These projects will require many years and substantial expenditures to complete and may ultimately be unsuccessful. We will require significant amounts of additional capital beyond the first half of fiscal 2005 from outside sources to continue research and development activities, fund operating expenses, pursue regulatory approvals and build sales and marketing capabilities, as necessary. Our actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; the time and cost involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our future products and establish new collaborative and licensing arrangements.

We intend to raise additional capital in the future through either equity or debt financings, collaborative arrangements with corporate partners or from other sources. Such arrangements may be dilutive to our existing stockholders. In addition, if additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. There is no assurance that we will be successful in consummating any such arrangements. In the event we are not able to raise sufficient additional funds, we may be required to delay, scale back, or eliminate one or more of our product development programs and our business and future prospects for revenue and profitability may be adversely impacted.

2.                                      Regulatory Developments

In December 2003, we submitted a New Drug Application (“NDA”) to the United States Food and Drug Administration (“FDA”) for approval to market EFAPROXYN™ (efaproxiral), formerly known as RSR13, for the treatment of patients with brain metastases originating from breast cancer. On May 3, 2004, the FDA’s Oncologic Drug Advisory Committee reviewed the NDA and voted not to recommend approval of EFAPROXYN™ for this indication. In June 2004, we received an “approvable” letter from the FDA relating to our NDA. In the letter, the FDA indicated that before the NDA may be approved, it will be necessary for us to complete our ongoing Phase 3 clinical trial of EFAPROXYN™ in patients with brain metastases originating from breast cancer and submit the results as an NDA amendment for the FDA’s review. The ongoing Phase 3 trial, called ENRICH (ENhancing Whole Brain Radiation Therapy In Patients with Breast Cancer and Hypoxic Brain Metastases), will seek to enroll approximately 360 patients at up to 100 cancer centers across North America, Europe and South America. In the letter, the FDA stated, “if the study shows effectiveness in this population (increased survival) using the pre specified analysis, and the study is otherwise satisfactory, we believe it would, together with the subset result in the (previously completed) RT-009 (trial), support approval.”

3.                                      Cash and Cash Equivalents and Investments in Marketable Securities

All highly liquid investments with a maturity of three months or less are considered to be cash equivalents. The carrying values of our cash equivalents and investments in marketable securities approximate their market values based on quoted market prices. We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Investments in marketable securities are classified as held to maturity and are carried at cost plus accrued interest. Substantially all of our marketable securities are held in corporate notes with maturities ranging from three to thirty-nine months. Certain reclassifications have been recorded to the December 31, 2003 balance sheet.

4.                                      Accrued Research and Development Expenses

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

5.                                      Stock-Based Compensation

We account for grants of stock options according to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations. Pro forma net loss information, as required by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), is presented below in accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). Any deferred stock-based compensation calculated according to APB 25 is amortized over the vesting period of the individual options, generally four years, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans (“FIN 28”).

We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three- and six-month periods ended June 30, 2003 and 2004. Such pro forma disclosures may not be representative of the pro forma effect in future years because options vest over several years and additional grants may be made each year.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004

Net loss – as reported	$(11,770,780)	$(7,150,587)	$(18,904,129)	$(12,297,112)
Add: Stock-based compensation expense included in reported net loss	101,207	49,065	498,023	139,867

Deduct: Recovery of stock-based compensation expense included in reported net loss	—	—	(762,195)	—

Deduct: Stock-based compensation expense as determined under the fair value based method	(1,544,294)	(529,048)	(2,241,932)	(1,073,136)

Pro forma net loss	$(13,213,867)	$(7,630,570)	$(21,410,233)	$(13,230,381)

Basic and diluted net loss per share – as reported	$(0.45)	$(0.23)	$(0.73)	$(0.40)

Basic and diluted net loss per share – pro forma	$(0.51)	$(0.25)	$(0.83)	$(0.43)

The following assumptions were used in estimating the stock-based compensation expense as determined under the fair value based method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004

Stock option plans:
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	175%	126%	62% - 175%	65% - 126%
Risk free interest rate	5.3% - 7.0%	2.6% - 5.5%	3.6% - 7.0%	2.6% - 5.5%
Expected life (years)	2.0 - 3.0	5.0	2.0 – 5.0	5.0

Stock purchase plan:
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	131%	64% - 119%	131%	64% - 119%
Risk free interest rate	3.49%	0.94%	3.49%	0.94%
Expected life (years)	2.0	1.5 – 2.0	2.0	1.5 – 2.0

6.                                      Net Loss Per Share

Basic and diluted net loss per share has been computed by dividing the net loss for each period by the weighted average number of common shares outstanding during each respective period. Shares of common stock issuable upon the exercise of outstanding stock options and warrants were excluded from the calculation of diluted net loss per share as the effect of including such shares was anti-dilutive.

7.                                      Commitments and Contingencies

The Company and one of our officers have been named as defendants in a purported securities class action lawsuit filed in May 2004 in the United States District Court for the District of Colorado. The lawsuit is brought on behalf of a purported class of purchasers of our securities during the period from April 23, 2003 to April 29, 2004, and is seeking unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN™ during this period and subsequent declines in the Company’s stock price. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations were filed against the defendants, but the plaintiffs in all of those cases have subsequently dismissed their actions.  Additional lawsuits containing substantially similar allegations may be filed in the future. These lawsuits have been tendered to the Company’s insurance carriers.

The Company believes that the claims set forth in the pending lawsuit are without merit, and it intends to vigorously defend against them.  On August 5, 2004, the Company filed a motion to dismiss the case with prejudice.  As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation. If the Company is not successful in its defense, the Company could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on the Company’s business, financial condition and results of operations to the extent they are not covered by the Company’s insurance carriers. Even if the Company’s defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect the company’s business.

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners, contractors, clinical sites and suppliers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2004.

8.                                      Recently Issued Accounting Pronouncement

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

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or similar words. Actual results could differ materially from those anticipated in these forward- looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in the discussion below and those described in the “Risk Factors” discussion of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 filed with the Securities and Exchange Commission. As a result, you should not place undue reliance on these forward-looking statements. We do not intend to update or revise these forward-looking statements to reflect future events or developments.

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

We have two product candidates that are currently under development, EFAPROXYN™ (efaproxiral), formerly known as RSR13, and PDX (pralatrexate).

•                                          EFAPROXYN™ is the first synthetic small molecule designed to sensitize hypoxic, or oxygen-deprived, areas of tumors prior to radiation therapy by facilitating the release of oxygen from hemoglobin, the oxygen-carrying protein contained within red blood cells, and increasing the level of oxygen in tumors. The presence of oxygen in tumors is an essential element for the effectiveness of radiation therapy. By increasing tumor oxygenation, we believe EFAPROXYN™ has the potential to enhance the efficacy of standard radiation therapy.

In December 2003, we submitted a NDA to the FDA for approval to market EFAPROXYN™ for the treatment of patients with brain metastases originating from breast cancer. On May 3, 2004, the FDA’s Oncologic Drug Advisory Committee reviewed the NDA and voted not to recommend approval of EFAPROXYN™ for this indication. In June 2004, we received an “approvable” letter from the FDA relating to our NDA. In the letter, the FDA indicated that before the NDA may be approved, it will be necessary for us to complete our ongoing Phase 3 clinical trial of EFAPROXYN™ in patients with brain metastases originating from breast cancer and submit the results as an NDA amendment for the FDA’s review. The ongoing Phase 3 trial, called ENRICH (ENhancing Whole Brain Radiation Therapy In Patients with Breast Cancer and Hypoxic Brain Metastases), will seek to enroll approximately 360 patients at up to 100 cancer centers across North America, Europe and South America. In the letter, the FDA stated, “if the study shows effectiveness in this population (increased survival) using the pre specified analysis, and the study is otherwise satisfactory, we believe it would, together with the subset result in the (previously completed) RT-009 (trial), support approval.”

In June 2004, we filed a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMEA”) to market EFAPROXYN™ as an adjunct to whole brain radiation therapy for the treatment of patients with brain metastases originating from breast cancer. The MAA for EFAPROXYN™ was filed under the EMEA’s centralized procedure, which is used when marketing authorization is applied for in all EMEA member states simultaneously.

In August 2004, the FDA awarded orphan drug status to EFAPROXYN™ for use as an adjunct to whole brain radiation therapy for the treatment of brain metastases in patients with breast cancer.  The FDA may award orphan drug designation to drugs that target conditions affecting 200,000 or fewer U.S. patients per year and provide a significant therapeutic advantage over existing treatments.  The orphan drug designation provides for U.S. marketing exclusivity for seven years following marketing approval by the FDA.  Additionally, the designation qualifies a product for possible funding to support clinical trials, and study design assistance from the FDA during development.

In addition to the Phase 3 ENRICH trial, other current clinical trials involving EFAPROXYN™ include (i) a Phase 1b/2 clinical trial in patients with locally advanced non-small cell lung cancer (“NSCLC”) receiving concurrent radiotherapy (chemotherapy and radiation therapy administered at the same time) in combination with EFAPROXYN™, (ii) a Phase 1b/2 clinical trial of EFAPROXYN™ for patients with locally advanced cancer of the cervix receiving concurrent chemotherapy, and (iii) a Phase 1b/2 study evaluating the safety and efficacy of EFAPROXYN™ administered with BCNU (carmustine) chemotherapy for the treatment of recurrent malignant glioma, a type of primary brain cancer.

•                                          PDX is an injectable small molecule chemotherapeutic agent that has an enhanced potency and toxicity profile relative to methotrexate and other related dihydrofolate reductase, or DHFR, inhibitors. Drugs that inhibit DHFR, such as methotrexate, were among the first chemotherapeutic agents discovered. Methotrexate remains one of the most widely applied chemotherapy drugs and is used to treat breast, bladder and head and neck cancers, leukemias and other cancers. Current clinical trials include a single-agent study in non-Hodgkin’s lymphoma (Phase 1/2) and a combination study with docetaxel in NSCLC patients (Phase 1).

We have never generated any revenue from product sales and have experienced significant net losses since our inception in 1992. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue incurring net losses for the foreseeable future. The presence and size of these potential net losses will depend, in large part, on if and when we receive regulatory approval in the United States or Europe to market EFAPROXYN™ as an adjunct to radiation therapy for the treatment of brain metastases originating from breast cancer. Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates.

Results of Operations

Research and Development.  Research and development expenses include the costs of basic research, non-clinical studies, clinical trials, regulatory affairs, biostatistical data analysis, patents, trademarks and licensing fees for new products.

Research and development expenses decreased to $3.4 million for the quarter ended June 30, 2004, compared to $5.1 million for the quarter ended June 30, 2003. Research and development expenses decreased to $5.4 million for the six-month period ended June 30, 2004, compared to $8.5 million for the six-month period ended June 30, 2003. The decreases for the quarterly and six-month periods ended June 30, 2004, compared to the same periods in 2003, were primarily due to (i) lower clinical trial costs of approximately $2.6 million and $3.2 million, respectively, as close out costs for terminating the Phase 3 trial of EFAPROXYN™ in NSCLC were incurred in the second quarter of 2003, and (ii) reduced personnel expenses of $262,000 and $654,000, respectively, resulting from the May 2003 reduction in workforce. These decreases were partially offset by an increase in expenses associated with a milestone payment of $1,000,000 for PDX made in the second quarter of 2004.

We expect research and development expenses to increase moderately during the six-month period ended December 31, 2004 as compared to the six-month period ended June 30, 2004, due primarily to costs associated with our Phase 3 ENRICH trial, the Phase 1b/2 study of EFAPROXYN™ in patients with NSCLC and the commencement of a multi-site study of PDX for NSCLC. The amount and timing of future costs related to our clinical trials is difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, the rate of patient enrollment and the detailed design of future trials.

Clinical Manufacturing.  Clinical manufacturing expenses include third party manufacturing costs for EFAPROXYN™ for use in clinical trials, costs associated with pre-commercial scale-up of manufacturing to support potential commercial requirements, and development activities for clinical trial material for PDX.

Clinical manufacturing expenses decreased to $1.4 million for the quarter ended June 30, 2004, compared to $3.9 million for the quarter ended June 30, 2003. The $2.5 million decrease from the comparative period in the prior year was primarily due to a $3.0 million termination fee that was recorded in the quarter ended June 30, 2003 relating to the cancellation of outstanding purchase orders for commercial grade bulk material of EFAPROXYN™, partially offset by a $450,000 increase in third-party manufacturing costs for our product candidates. Clinical manufacturing expenses decreased to $2.2 million for the six-month period ended June 30, 2004, compared to $5.9 million for the six-month period ended June 30, 2003. The $3.7 million decrease from the comparative period in the prior year was primarily due to (i) the $3.0 million termination fee that was recorded in the quarter ended June 30, 2003, and (ii) reduced third-party manufacturing costs for our product candidates of approximately $728,000.

We expect clinical manufacturing expenses for the six-month period ended December 31, 2004 to remain stable relative to the six-month period ended June 30, 2004.

Marketing, General and Administrative. Marketing, general and administrative expenses include costs for pre-marketing activities, executive administration, corporate offices and related infrastructure and corporate development.

Marketing, general and administrative expenses for the quarter ended June 30, 2004 of $2.4 million remained stable relative to the $2.5 million of expenses recorded for the quarter ended June 30, 2003. Marketing, general and administrative expenses for the six-month periods ended June 30, 2004 and 2003 were $5.0 million and $4.5 million, respectively. The $412,000 increase from the comparative period in the prior year is primarily due to the net recovery of $318,000 of non-cash stock-based compensation expense recorded in the six-month period ended June 30, 2003. This recovery of stock-based compensation expense resulted from the change in employment status of our Chairman from an employee to a consultant.

We expect marketing, general and administrative expenses for the six-month period ended December 31, 2004 to remain stable relative to the six-month period ended June 30, 2004.

Restructuring Costs.  We recorded $578,000 in restructuring costs during the quarter ended June 30, 2003, consisting primarily of severance and other employee termination costs. These costs resulted from expense reduction measures taken in May 2003, including a reduction in workforce. There were no such costs for the quarter and six-month periods ended June 30, 2004.

Interest and Other Income, Net.  Interest income, net of interest expense, for the quarters ended June 30, 2004 and 2003, was $111,000 and $277,000, respectively. For the six-month periods ended June 30, 2004 and 2003, net interest income was $249,000 and $649,000, respectively. The decreases for the quarterly and six-month periods ended June 30, 2004, compared to the same periods in 2003, were primarily due to lower average investment balances and lower yields on United States government securities, high-grade commercial paper and corporate notes, and money market funds held by the Company.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private placements of common and preferred stock, resulting in net proceeds to us of $150.1 million through June 30, 2004, and approximately $14.4 million of interest income generated through the investment of such proceeds. We have used $112.2 million of cash for operating activities through June 30, 2004. Cash, cash equivalents, and investments in marketable securities were $34.1 million, including $550,000 of restricted cash, as of June 30, 2004. Net cash used in operating activities for the six-month periods ended June 30, 2004 and 2003 was $11.5 million and $16.9 million, respectively, and was used primarily to fund net losses. We expect the net cash used in operating activities for the six-month period ended December 31, 2004 to increase as compared to the six-month period ended June 30, 2004, as we execute our clinical development plans.

Net cash provided by investing activities for the six-month periods ended June 30, 2004 and 2003 was $8.8 million and $23.5 million, respectively, and consisted primarily of proceeds from maturities of investments, net of purchases and capital expenditures.

Net cash provided by financing activities during the six-month periods ended June 30, 2004 and 2003 was $116,000 and $107,000, respectively, and resulted primarily from proceeds from the exercise of common stock options and the sale of stock under our employee stock purchase plan.

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

In the event that we offer our securities directly to purchasers or to purchasers through agents, the shares may be sold at a single closing and a single price, or at multiple closings and at multiple prices. We expect that the price or prices for any such securities sold in such circumstances will reflect our negotiations with prospective investors, the market price of our common stock, recent trends in the market price of our common stock, other factors considered material by the prospective investors and, if applicable, consultation with any agent involved with the sale or sales. To date, we have not sold any securities under this shelf registration statement.

Based upon the current status of our product development and commercialization plans, we currently estimate that our existing cash, cash equivalents and investments in marketable securities will be adequate to satisfy our capital needs through at least the first half of fiscal 2005.

We anticipate continuing our current development programs and/or beginning other long-term development projects on new products or technologies. These projects will require many years and substantial expenditures to complete and may ultimately be unsuccessful. We will require significant amounts of additional capital beyond the first half of fiscal 2005 from outside sources to continue research and development activities, fund operating expenses, pursue regulatory approvals and build sales and marketing capabilities, as necessary. Our actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and seeking regulatory approvals; the time and cost involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our future products and establish new collaborative and licensing arrangements. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above will impact our future capital requirements and the adequacy of our available funds.

We intend to raise additional capital in the future through either equity or debt financings, collaborative arrangements with corporate partners, or from other sources. Such arrangements may be dilutive to our existing stockholders. In addition, if additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. There is no assurance that we will be successful in consummating any such arrangements. In the event we are not able to raise sufficient additional funds, we may be required to delay, scale back, or eliminate one or more of our product development programs and our business and future prospects for revenue and profitability may be adversely impacted.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. We base our estimates on historical experience, available information and assumptions that we believe to be reasonable under the circumstances. We apply estimation methodologies consistently from period to period. The actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2003. These critical accounting policies are subject to judgments and uncertainties, which affect the application of these policies. We have not made any changes in any of these critical accounting polices during the quarter ended June 30, 2004.

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

•                  An adverse outcome in the pending securities class action litigation that has been filed against us.

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

•                  Failure to comply with the requirements of Section 404 of the Sarbanes Oxley Act of 2002.

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

The Company and one of our officers have been named as defendants in a purported securities class action lawsuit filed in May 2004 in the United States District Court for the District of Colorado. The lawsuit is brought on behalf of a purported class of purchasers of our securities during the period from April 23, 2003 to April 29, 2004, and is seeking unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN™ during this period and subsequent declines in the Company’s stock price. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations were filed against the defendants, but the plaintiffs in all of those cases have subsequently dismissed their actions.  Additional lawsuits containing substantially similar allegations may be filed in the future. These lawsuits have been tendered to the Company’s insurance carriers.

The Company believes that the claims set forth in the pending lawsuit are without merit, and it intends to vigorously defend against them.  On August 5, 2004, the Company filed a motion to dismiss the case with prejudice.  As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation. If the Company is not successful in its defense, the Company could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on the Company’s business, financial condition and results of operations to the extent they are not covered by the Company’s insurance carriers. Even if the Company’s defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect the company’s business.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 11, 2004. At such meeting, the following actions were voted upon:

a.                                       Election of Directors

	For	Against
Stephen J. Hoffman, Ph.D., M.D.	26,389,080	219,784
Michael E. Hart	26,355,725	253,139
Michael D. Casey	26,353,456	255,408
Mark G. Edwards	26,352,621	256,243
Marvin E. Jaffe, M.D.	26,341,342	267,522

b.                                      Ratification of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2004.

For	Against	Abstentions
26,533,656	42,317	32,891

ITEM 5.	OTHER INFORMATION	None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

31.01                     Rule 13a-14(a) Certification

32.01                     Section 1350 Certification

(b)                                 Reports on Form 8-K

On June 2, 2004, we filed a report on Form 8-K reporting under Items 5 and 7 that the Company received an “approvable” letter from the FDA for our NDA for EFAPROXYN™ for the treatment of patients with brain metastases originating from breast cancer.

On June 8, 2004, we filed a report on Form 8-K reporting under Items 5 and 7 that the Company filed a Marketing Authorization Application with the European Medicines Agency to market EFAPROXYN™ as an adjunct to whole brain radiation therapy for the treatment of patients with brain metastases originating from breast cancer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2004	ALLOS THERAPEUTICS, INC.

/s/ Michael E. Hart
Michael E. Hart
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)