Form 10-Q
period 2004-09-30
ALLOS THERAPEUTICS INC
filed 2004-11-09
CIK 1097264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004.

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

Yes     ☒          No     ☐

As of November 2, 2004, there were 31,153,489 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

This quarterly report on Form 10-Q consists of 21 pages.

ALLOS THERAPEUTICS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I. Financial Information

ITEM 1.	Financial Statements

Balance Sheets (unaudited) — as of December 31, 2003 and September 30, 2004

Statements of Operations (unaudited) — for the three- and nine-month periods ended September 30, 2003 and 2004 and the cumulative period from September 1, 1992 (date of inception) through September 30, 2004

Statements of Cash Flows (unaudited) — for the nine-month periods ended September 30, 2003 and 2004 and the cumulative period from September 1, 1992 (date of inception) through September 30, 2004

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

PART I. FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.

BALANCE SHEETS

(unaudited)

	December 31, 2003	September 30, 2004

ASSETS

Current assets:
Cash and cash equivalents	$4,642,305	$3,093,418
Restricted cash	550,000	550,000
Investments in marketable securities	40,254,935	25,925,434
Prepaid research and development expenses	286,573	425,752
Prepaid expenses and other assets	834,249	650,146
Total current assets	46,568,062	30,644,750
Investments in marketable securities	150,182	132,934
Property and equipment, net	1,455,486	1,088,373

Total assets	$48,173,730	$31,866,057

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable — related parties	$114,483	$33,818
Trade accounts payable and accrued expenses	462,774	535,849
Accrued research and development expenses	1,173,856	1,550,999
Accrued bonus and employee benefits	1,011,340	967,917

Total current liabilities	2,762,453	3,088,583

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2003 and September 30, 2004; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,000,000 shares designated from authorized preferred stock at December 31, 2003 and September 30, 2004; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized at December 31, 2003 and September 30, 2004; 31,103,455 and 31,153,489 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	31,104	31,154
Additional paid-in capital	181,415,293	181,410,784
Deferred compensation related to stock-based compensation	(285,576)	(63,865)
Deficit accumulated during the development stage	(135,749,544)	(152,600,599)

Total stockholders’ equity	45,411,277	28,777,474

Total liabilities and stockholders’ equity	$48,173,730	$31,866,057

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from September 1, 1992 (date of inception) through September 30, 2004

	2003	2004	2003	2004
Operating expenses:
Research and development	$1,629,139	$2,202,790	$10,115,943	$7,637,903	$79,797,169
Clinical manufacturing	707,431	432,421	6,653,510	2,588,806	25,125,247
Marketing, general and administrative	2,796,971	2,034,721	7,339,219	6,989,233	57,034,000
Restructuring costs	59,934	—	637,599	—	638,070

Total operating expenses	5,193,475	4,669,932	24,746,271	17,215,942	162,594,486

Loss from operations	(5,193,475)	(4,669,932)	(24,746,271)	(17,215,942)	(162,594,486)
Gain on settlement claims	—	—	—	—	5,110,083
Interest and other income, net	179,828	115,989	828,495	364,887	14,496,779

Net loss	(5,013,647)	(4,553,943)	(23,917,776)	(16,851,055)	(142,987,624)

Dividend related to beneficial conversion feature of preferred stock	—	—	—	—	(9,612,975)

Net loss attributable to common stockholders	$(5,013,647)	$(4,553,943)	$(23,917,776)	$(16,851,055)	$(152,600,599)

Basic and diluted net loss per share	$(0.19)	$(0.15)	$(0.92)	$(0.54)

Weighted average shares outstanding: basic and diluted	25,911,309	31,153,489	25,893,456	31,134,311

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,		Cumulative Period from September 1, 1992 (date of inception) through September 30, 2004

	2003	2004
Cash Flows From Operating Activities:
Net loss	$(23,917,776)	$(16,851,055)	$(142,987,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	456,529	413,284	2,256,805
Stock-based compensation	(230,851)	100,773	21,535,785
Write-off of long-term investment	1,000,000	—	1,000,000
Other	—	—	98,384
Changes in operating assets and liabilities:
Prepaids and other assets	(521,618)	44,924	(1,065,899)
Interest receivable on investments	334,454	94,569	(529,337)
Accounts payable – related parties	(75,816)	(80,665)	3,392,083
Trade accounts payable and accrued expenses	572,853	73,075	535,849
Accrued research and development expenses	(1,256,062)	377,143	(1,807,265)
Accrued bonus and employee benefits	(369,744)	(43,423)	967,917

Net cash used in operating activities	(24,008,031)	(15,871,375)	(116,603,302)

Cash Flows From Investing Activities:
Acquisition of property and equipment	(222,603)	(46,171)	(3,090,435)
Purchases of marketable securities	(20,393,099)	(31,817,820)	(314,976,883)
Proceeds from sales of marketable securities	47,241,360	46,070,000	289,447,852
Purchase of long-term investment	—	—	(1,000,000)
Payments received on notes receivable	—	—	49,687

Net cash provided by (used in) investing activities	26,625,658	14,206,009	(29,569,779)

Cash Flows From Financing Activities:
Principal payments under capital leases	—	—	(422,088)
Proceeds from sales leaseback	—	—	120,492
Pledging restricted cash	—	—	(550,000)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	40,285,809
Proceeds from issuance of common stock, associated with stock options and employee stock purchase plan	138,083	124,758	937,674
Proceeds from issuance of common stock, net of issuance costs	—	(8,279)	108,894,612

Net cash provided by financing activities	138,083	116,479	149,266,499

Net increase (decrease) in cash and cash equivalents	2,755,710	(1,548,887)	3,093,418
Cash and cash equivalents, beginning of period	3,756,951	4,642,305	—

Cash and cash equivalents, end of period	$6,512,661	$3,093,418	$3,093,418

Supplemental Schedule of Non-cash Investing and Financing Activities:
Cash paid for interest	$—	$—	$1,033,375
Issuance of stock in exchange for license agreement	—	—	40,000
Capital lease obligations incurred for acquisition of property and equipment	—	—	422,088
Issuance of stock in exchange for notes receivable	—	—	139,687

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc., a company in the development stage (referred to herein as the “Company,” “we,” “us” or “our”), included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2004. These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 for a broader discussion of our business and the opportunities and risks inherent in such business.

Based upon the current status of our product development plans, we currently estimate that our existing cash, cash equivalents and investments in marketable securities will be adequate to satisfy our capital needs through at least the third quarter of fiscal 2005. We anticipate continuing our current development programs and/or beginning other long-term development projects on new products or technologies. These projects will require many years and substantial expenditures to complete and may ultimately be unsuccessful. We will require significant amounts of additional capital beyond the third quarter of fiscal 2005 from outside sources to continue research and development activities, fund operating expenses, pursue regulatory approvals and build sales and marketing capabilities, as necessary. Our actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; the time and cost involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our future products and establish new collaborative and licensing arrangements.

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

2.     Regulatory Developments

In December 2003, we submitted a New Drug Application (“NDA”) to the United States Food and Drug Administration (“FDA”) for approval to market EFAPROXYN™ (efaproxiral), formerly known as RSR13, for the treatment of patients with brain metastases originating from breast cancer. In June 2004, we received an “approvable” letter from the FDA relating to our NDA. In the letter, the FDA indicated that before the NDA may be approved, it will be necessary for us to complete our ongoing Phase 3 clinical trial of EFAPROXYN in patients with brain metastases originating from breast cancer and submit the results as an NDA amendment for the FDA’s review. The ongoing Phase 3 trial, called ENRICH (ENhancing Whole Brain Radiation Therapy In Patients with Breast Cancer and Hypoxic Brain Metastases), will seek to enroll approximately 360 patients at up to 100 cancer centers across North America, Europe and South America. In the letter, the FDA stated, “if the study shows effectiveness in this population (increased survival) using the pre specified analysis, and the study is otherwise satisfactory, we believe it would, together with the subset result in the (previously completed) RT-009 (trial), support approval.”

3.     Cash, Cash Equivalents and Investments in Marketable Securities

All highly liquid investments with a maturity of three months or less are considered to be cash equivalents. The carrying values of our cash equivalents and investments in marketable securities approximate their market values based on quoted market prices. We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in marketable securities are classified as held to maturity and are carried at cost plus accrued interest. Substantially all of our marketable securities are held in corporate notes with remaining maturities ranging from one to twenty-nine months. Certain reclassifications have been recorded to the December 31, 2003 balance sheet.

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

5.     Stock-Based Compensation

We account for grants of stock options according to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations. Pro forma net loss information, as required by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), is presented below in accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Any deferred stock-based compensation calculated according to APB 25 is amortized over the vesting period of the individual options, generally four years, in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans.

We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three- and nine-month periods ended September 30, 2003 and 2004. Such pro forma disclosures may not be representative of the pro forma effect in future years because options vest over several years and additional grants may be made each year.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Net loss –as reported	$(5,013,647)	$(4,553,943)	$(23,917,776)	$(16,851,055)
Add: Stock-based compensation expense included in reported net loss	33,321	18,153	531,344	330,336

Deduct: Recovery of stock-based compensation expense included in reported net loss	—	(57,247)	(762,195)	(229,563)

Deduct: Stock-based compensation expense as determined under the fair value based method	(748,382)	(335,413)	(2,990,315)	(1,408,549)

Pro forma net loss	$(5,728,708)	$(4,928,450)	$(27,138,942)	$(18,158,831)

Basic and diluted net loss per share –as reported	$(0.19)	$(0.15)	$(0.92)	$(0.54)

Basic and diluted net loss per share –pro forma	$(0.22)	$(0.16)	$(1.05)	$(0.58)

The following assumptions were used in estimating the stock-based compensation expense, as determined under the fair value based method, for activity during the three- and nine-month periods ended September 30, 2003 and 2004. No stock options were granted during the three-month period ended September 30, 2003. No shares of common stock were sold to employees under the Employee Stock Purchase Plan during the three-month periods ended September 30, 2003 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Stock Option Plans:
Expected dividend yield	—	0%	0%	0%
Expected stock price volatility	—	107% - 115%	62% - 175%	65% - 126%
Risk free interest rate	—	2.1% - 3.9%	3.6% - 7.0%	2.1% - 5.5%
Expected life (years)	—	1.0 – 5.0	2.0 – 5.0	1.0 – 5.0

Employee Stock Purchase Plan:
Expected dividend yield	—	—	0%	0%
Expected stock price volatility	—	—	131%	64% - 119%
Risk free interest rate	—	—	3.49%	0.94%
Expected life (years)	—	—	2.0	1.5 – 2.0

6.     Net Loss Per Share

Basic and diluted net loss per share have been computed by dividing the net loss for each period by the weighted average number of common shares outstanding during each respective period. Shares of common stock issuable upon the exercise of outstanding stock options and warrants were excluded from the calculation of diluted net loss per share as the effect of including such shares was anti-dilutive.

7.     Commitments and Contingencies

The Company and one of our officers have been named as defendants in a purported securities class action lawsuit filed in May 2004 in the United States District Court for the District of Colorado. An amended complaint was filed in August 2004. The lawsuit is brought on behalf of a purported class of purchasers of our securities during the period from May 29, 2003 to April 29, 2004, and is seeking unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN during this period and subsequent declines in the Company’s stock price. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations were filed against the defendants, but the plaintiffs in all of those cases have subsequently dismissed their actions. Additional lawsuits containing substantially similar allegations may be filed in the future. These lawsuits have been tendered to the Company’s insurance carriers.

The Company believes that the claims set forth in the pending lawsuit are without merit, and it intends to vigorously defend against them. On October 12, 2004, the Company filed a motion to dismiss the case with prejudice. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation. If the Company is not successful in its defense, the Company could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows to the extent payments are not covered by the Company’s insurance carriers. Even if the Company’s defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect the Company’s business.

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners, contractors, clinical sites and suppliers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2004.

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

We have never generated any revenue from product sales and have experienced significant net losses since our inception in 1992. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue incurring net losses for the foreseeable future. The presence and size of these potential net losses will depend, in large part, on if and when we receive regulatory approval in the United States or Europe to market EFAPROXYN as an adjunct to radiation therapy for the treatment of brain metastases originating from breast cancer. Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates.

We have two product candidates that are currently under development, EFAPROXYN (efaproxiral), formerly known as RSR13, and PDX (pralatrexate).

•      EFAPROXYN is the first synthetic small molecule designed to sensitize hypoxic, or oxygen-deprived, areas of tumors during radiation therapy by facilitating the release of oxygen from hemoglobin, the oxygen-carrying protein contained within red blood cells, and increasing the level of oxygen in tumors. The presence of oxygen in tumors is an essential element for the effectiveness of radiation therapy. By increasing tumor oxygenation, we believe EFAPROXYN has the potential to enhance the efficacy of standard radiation therapy.

In December 2003, we submitted a NDA to the FDA for approval to market EFAPROXYN for the treatment of patients with brain metastases originating from breast cancer. In June 2004, we received an “approvable” letter from the FDA relating to our NDA. In the letter, the FDA indicated that before the NDA may be approved, it will be necessary for us to complete our ongoing Phase 3 clinical trial of EFAPROXYN in patients with brain metastases originating from breast cancer and submit the results as an NDA amendment for the FDA’s review. The ongoing Phase 3 trial, called ENRICH (ENhancing Whole Brain Radiation Therapy In Patients with Breast Cancer and Hypoxic Brain Metastases), will seek to enroll approximately 360 patients at up to 100 cancer centers across North America, Europe and South America. Our goal is to complete enrollment in the trial during the second half of 2006. In the letter, the FDA stated, “if the study shows effectiveness in this population (increased survival) using the pre specified analysis, and the study is otherwise satisfactory, we believe it would, together with the subset result in the (previously completed) RT-009 (trial), support approval.”

In June 2004, we filed a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMEA”) to market EFAPROXYN as an adjunct to whole brain radiation therapy for the treatment of patients with brain metastases originating from breast cancer. The MAA for EFAPROXYN was filed under the EMEA’s centralized procedure, which is used when marketing authorization is applied for in all EMEA member states simultaneously.

In August 2004, the FDA awarded orphan drug status to EFAPROXYN for use as an adjunct to whole brain radiation therapy for the treatment of brain metastases in patients with breast cancer.  The FDA may award orphan drug designation to drugs that target conditions affecting 200,000 or fewer U.S. patients per year and provide a significant therapeutic advantage over existing treatments.  The orphan drug designation provides for U.S. marketing exclusivity for seven years following marketing approval by the FDA. Additionally, the designation qualifies a product for possible funding to support clinical trials, and study design assistance from the FDA during development.

In addition to the Phase 3 ENRICH trial, other current clinical trials involving EFAPROXYN include (i) a Phase 1 clinical trial in patients with locally advanced non-small cell lung cancer (“NSCLC”) receiving concurrent chemoradiotherapy (chemotherapy and radiation therapy administered at the same time) in combination with EFAPROXYN, (ii) a Phase 1b/2 clinical trial of EFAPROXYN for patients with locally advanced cancer of the cervix receiving chemotherapy and radiation therapy, and (iii) a Phase 1b/2 study evaluating the safety and efficacy of EFAPROXYN administered with BCNU (carmustine) chemotherapy for the treatment of recurrent malignant glioblastoma, a type of primary brain cancer.

•      PDX is an injectable small molecule chemotherapeutic agent, of the dihydrofolate reductase (“DHFR”) inhibitor class, that has an enhanced potency and toxicity profile relative to methotrexate and other related DHFR inhibitors. Drugs that inhibit DHFR, such as methotrexate, were among the first chemotherapeutic agents discovered. Methotrexate remains one of the most widely applied chemotherapy drugs and is used to treat breast, bladder and head and neck cancers, leukemias and other cancers.

Current clinical trials involving PDX include (i) a single-agent study in non-Hodgkin’s lymphoma (Phase 1/2), (ii) a combination study with docetaxel in NSCLC patients (Phase 1), and (iii) a Phase 1 study to determine the maximum tolerated dose of PDX when administered with vitamin B12 and folic acid supplementation in patients with NSCLC. Additionally, a Phase 2 single-agent study of PDX in patients with unresectable MPM is still active although patient enrollment has been discontinued.

Results of Operations

Research and Development.  Research and development expenses include the costs of basic research, non-clinical studies, clinical trials, regulatory affairs, biostatistical data analysis, patents, trademarks and licensing fees for new products.

Research and development expenses increased to $2.2 million for the quarter ended September 30, 2004, compared to $1.6 million for the quarter ended September 30, 2003. The $574,000 increase from the comparative period in the prior year was primarily due to an increase in clinical trial costs of $1.6 million, which was partially offset by a decrease in expenses associated with a $1.0 million impairment charge of our investment in N-Gene Research Laboratories, Inc. (“N-Gene”) that was recorded during the quarter ended September 30, 2003. The $1.6 million increase in clinical trial costs was mainly attributable to (i) lower costs incurred in the quarter ended September 30, 2003 due to reductions of cost accruals for both the terminated Phase 3 trial of EFAPROXYN in NSCLC of $426,000 and the initial Phase 3 trial of EFAPROXYN in brain metastases of $613,000 and (ii) an increase in expenses of $417,000 related to the Phase 3 ENRICH trial.

Research and development expenses decreased to $7.6 million for the nine-month period ended September 30, 2004, compared to $10.1 million for the nine-month period ended September 30, 2003. The $2.5 million decrease from the comparative period in the prior year was primarily due to $2.4 million of close-out costs recorded in the nine-month period ended September 30, 2003 related to the termination of a Phase 3 trial of EFAPROXYN in NSCLC. Additionally, decreases in personnel costs from the comparative period in the prior year of $804,000 were partially offset by an increase in regulatory fees and related consulting costs of $686,000. Research and development expenses for the nine-month period ended September 30, 2004 included a milestone payment of $1.0 million for PDX while research and development expenses for the nine-month period ended September 30, 2003 included a $1.0 million impairment charge of our investment in N-Gene.

We expect research and development expenses to increase moderately during the quarter ending December 31, 2004 as compared to the quarter ended September 30, 2004, due primarily to costs associated with our Phase 3 ENRICH trial, the Phase 1 trial of EFAPROXYN in patients with NSCLC and the commencement of a multi-site study of PDX in patients with NSCLC. The amount and timing of future costs related to our clinical trials is difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, the rate of patient enrollment and the detailed design of future trials.

Clinical Manufacturing.  Clinical manufacturing expenses include third party manufacturing costs for EFAPROXYN for use in clinical trials, costs associated with pre-commercial scale-up of manufacturing to support potential commercial requirements, and development activities for clinical trial material for PDX.

Clinical manufacturing expenses decreased to $432,000 for the quarter ended September 30, 2004, compared to $707,000 for the quarter ended September 30, 2003. The decrease from the comparative period in the prior year was primarily due to reduced personnel expenses of $64,000 and decreases of $156,000 in third-party manufacturing costs for our product candidates.

Clinical manufacturing expenses decreased to $2.6 million for the nine-month period ended September 30, 2004, compared to $6.7 million for the nine-month period ended September 30, 2003. The $4.1 million decrease from the comparative period in the prior year was primarily due to (i) a $3.0 million termination fee that was recorded in the nine-month period ended September 30, 2003 relating to the cancellation of outstanding purchase orders for commercial grade bulk material of EFAPROXYN and (ii) reduced third-party manufacturing costs for our product candidates of approximately $817,000.

We expect clinical manufacturing expenses for the quarter ending December 31, 2004 to remain stable relative to the quarter ended September 30, 2004.

Marketing, General and Administrative. Marketing, general and administrative expenses include costs for pre-marketing activities, executive administration, corporate offices and related infrastructure and corporate development.

Marketing, general and administrative expenses decreased to $2.0 million for the quarter ended September 30, 2004, compared to $2.8 million for the quarter ended September 30, 2003. The $762,000 decrease from the comparative period in the prior year was primarily due to expenses of $591,000 recorded in connection with the N-Gene settlement during the quarter ended September 30, 2003 and a decrease in marketing expenses of $145,000.

Marketing, general and administrative expenses for the nine-month periods ended September 30, 2004 and 2003 were $7.0 million and $7.3 million, respectively. The $350,000 decrease from the comparative period in the prior year was primarily due to expenses of $591,000 recorded in connection with the N-Gene settlement during the quarter ended September 30, 2003, offset by an increase in expenses of $330,000 related to the Company’s compliance efforts with the Sarbanes Oxley Act of 2002.

We expect marketing, general and administrative expenses for the quarter ending December 31, 2004 to remain stable relative to the quarter ended September 30, 2004.

Restructuring Costs.  We recorded $60,000 and $638,000 in restructuring costs during the three- and nine-month periods ended September 30, 2003, respectively, consisting primarily of severance and other employee termination costs. These costs resulted from expense reduction measures taken in May 2003, including a reduction in workforce. There were no such costs for the three- and nine-month periods ended September 30, 2004.

Interest and Other Income, Net.  Interest income, net of interest expense, for the three-month periods ended September 30, 2004 and 2003, was $116,000 and $180,000, respectively. For the nine-month periods ended September 30, 2004 and 2003, net interest income was $365,000 and $828,000, respectively. The decreases for the three- and nine-month periods ended September 30, 2004, compared to the same periods in 2003, were primarily due to lower average investment balances and lower yields on United States government securities, high-grade commercial paper and corporate notes, and money market funds held by the Company.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private placements of common and preferred stock, resulting in net proceeds to us of $150.1 million through September 30, 2004, and approximately $14.5 million of net interest income generated through the investment of such proceeds. We have used $116.6 million of cash for operating activities through September 30, 2004. Cash, cash equivalents, and investments in marketable securities were $29.7 million, including $550,000 of restricted cash, as of September 30, 2004. Net cash used in operating activities for the nine-month periods ended September 30, 2004 and 2003 was $15.9 million and $24.0 million, respectively, and was used primarily to fund net losses. We expect the net cash used in operating activities for the quarter ending December 31, 2004 to increase moderately as compared to the quarter ended September 30, 2004, as we execute our clinical development plans.

Net cash provided by investing activities for the nine-month periods ended September 30, 2004 and 2003 was $14.2 million and $26.6 million, respectively, and consisted primarily of proceeds from maturities of investments, net of purchases and capital expenditures.

Net cash provided by financing activities during the nine-month periods ended September 30, 2004 and 2003 was $116,000 and $138,000, respectively, and resulted primarily from proceeds from the exercise of common stock options and the sale of stock under our employee stock purchase plan.

On March 5, 2004, we filed a “shelf registration statement” on Form S-3 with the Securities and Exchange Commission (“SEC”) to sell up to $75 million of any combination of common stock, preferred stock, depository shares, debt securities and warrants. This registration statement, which the SEC declared effective on April 21, 2004, is intended to give us the flexibility to take advantage of financing opportunities from time to time when market conditions are favorable. Under this registration statement, we may sell our securities:

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

Based upon the current status of our product development plans, we currently estimate that our existing cash, cash equivalents and investments in marketable securities will be adequate to satisfy our capital needs through at least the third quarter of fiscal 2005.

We anticipate continuing our current development programs and/or beginning other long-term development projects on new products or technologies. These projects will require many years and substantial expenditures to complete and may ultimately be unsuccessful. We will require significant amounts of additional capital beyond the third quarter of fiscal 2005 from outside sources to continue research and development activities, fund operating expenses, pursue regulatory approvals and build sales and marketing capabilities, as necessary. Our actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and seeking regulatory approvals; the time and cost involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our future products and establish new collaborative and licensing arrangements. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above will impact our future capital requirements and the adequacy of our available funds.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. We base our estimates on historical experience, available information and assumptions that we believe to be reasonable under the circumstances. We apply estimation methodologies consistently from period to period. The actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2003, filed with the SEC. These critical accounting policies are subject to judgments and uncertainties, which affect the application of these policies. We have not made any changes in any of these critical accounting polices during the quarter ended September 30, 2004.

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

ITEM 4.                  CONTROLS AND PROCEDURES

As of the end of the period covering this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive and financial officer (the “Evaluating Officer”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, our management, including the Evaluating Officer, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Evaluating Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II.                OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

The Company and one of our officers have been named as defendants in a purported securities class action lawsuit filed in May 2004 in the United States District Court for the District of Colorado. An amended complaint was filed in August 2004. The lawsuit is brought on behalf of a purported class of purchasers of our securities during the period from May 29, 2003 to April 29, 2004, and is seeking unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN during this period and subsequent declines in the Company’s stock price. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations were filed against the defendants, but the plaintiffs in all of those cases have subsequently dismissed their actions. Additional lawsuits containing substantially similar allegations may be filed in the future. These lawsuits have been tendered to the Company’s insurance carriers.

The Company believes that the claims set forth in the pending lawsuit are without merit, and it intends to vigorously defend against them. On October 12, 2004, the Company filed a motion to dismiss the case with prejudice. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation. If the Company is not successful in its defense, the Company could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows to the extent payments are not covered by the Company’s insurance carriers. Even if the Company’s defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect the Company’s business.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	None

ITEM 5.	OTHER INFORMATION	None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits:

31.01       Rule 13a-14(a) Certification

32.01       Section 1350 Certification

(b)           Reports on Form 8-K

On August 4, 2004, we filed a report on Form 8-K reporting under Items 5 and 7 that the Company announced that the FDA has granted orphan drug designation to the Company’s lead clinical candidate, EFAPROXYN, for use as an adjunct to whole brain radiation therapy for the treatment of brain metastases in patients with brain cancer.

On August 10, 2004, we filed a report on Form 8-K reporting under Item 5 that the Company announced the resignation of Dr. Pablo J. Cagnoni as Vice President, Clinical Development, effective August 6, 2004, and that Dr. Michael E. Saunders, Senior Medical Director, will assume Dr. Cagnoni’s responsibilities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2004	ALLOS THERAPEUTICS, INC.

/s/ Michael E. Hart
Michael E. Hart
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)