Form 10-Q
period 2005-03-31
ALLOS THERAPEUTICS INC
filed 2005-05-09
CIK 1097264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to .

Commission File Number

000-29815

Allos Therapeutics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	54-1655029
(State or other jurisdiction of incoporation or organization)	(I.R.S. Employer Identification No.)

11080 CirclePoint Road, Suite 200

Westminster, Colorado  80020

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

Yes         ☒                            No           ☐

As of May 3, 2005, there were 31,175,783 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

This quarterly report on Form 10-Q consists of 19 pages.

ALLOS THERAPEUTICS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I. Financial Information
ITEM 1.	Financial Statements
Balance Sheets (unaudited) — as of December 31, 2004 and March 31, 2005
Statements of Operations (unaudited) — for the three months ended March 31, 2004 and 2005 and the cumulative period from September 1, 1992 (date of inception) through March 31, 2005
Statements of Cash Flows (unaudited) — for the three months ended March 31, 2004 and 2005 and the cumulative period from September 1, 1992 (date of inception) through March 31, 2005
Notes to Financial Statements (unaudited)
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
ITEM 4.	Controls and Procedures
PART II. Other Information
ITEM 1.	Legal Proceedings
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ITEM 3.	Defaults Upon Senior Securities
ITEM 4.	Submission of Matters to a Vote of Security Holders
ITEM 5.	Other Information
ITEM 6.	Exhibits
SIGNATURES

NOTE:

                Unless the context requires otherwise, references in this report to “Allos,” the “Company,” “we,” “us,” and “our” refer to Allos Therapeutics, Inc.

“Allos”, the Allos logo, EFAPROXYN™ (efaproxiral), and all other Allos names are trademarks of Allos Therapeutics, Inc. in the United States and in other selected countries. All other brand names or trademarks appearing in this report are the property of their respective holders.

PART I. FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.

BALANCE SHEETS

(unaudited)

	December 31,	March 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,108,726	$9,046,061
Restricted cash	550,000	550,000
Investments in marketable securities	22,601,805	46,010,676
Prepaid research and development expenses	272,061	835,738
Prepaid expenses and other assets	522,591	1,278,242
Total current assets	25,055,183	57,720,717
Investments in marketable securities	138,055	12,776,709
Property and equipment, net	980,242	905,091
Total assets	$26,173,480	$71,402,517
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and accrued expenses	$648,345	$2,314,871
Accrued research and development expenses	894,977	837,281
Accrued bonus and employee benefits	767,155	560,481
Total current liabilities	$2,310,477	$3,712,633
Commitments and contingencies (Note 8)
Series A Exchangeable Preferred Stock, $0.001 par value; no and 2,714,932 shares designated from authorized preferred stock at December 31, 2004 and March 31, 2005, respectively; no and 2,352,443 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	—	48,913,945
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2004 and March 31, 2005; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,000,000 shares designated from authorized preferred stock at December 31, 2004 and March 31, 2005; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized at December 31, 2004 and March 31, 2005; 31,175,783 shares issued and outstanding at December 31, 2004 and March 31, 2005	31,176	31,176
Additional paid-in capital	181,453,476	181,426,820
Deferred compensation related to stock based compensation	(34,820)	(23,658)
Deficit accumulated during the development stage	(157,586,829)	(162,658,399)
Total stockholders’ equity	23,863,003	18,775,939
Total liabilities and stockholders’ equity	$26,173,480	$71,402,517

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Cumulative Period From September 1, 1992 (date of inception) through March 31,
	2004	2005	2005
Operating expenses:
Research and development	$1,988,567	$2,348,147	$84,665,966
Clinical manufacturing	782,571	359,746	25,874,871
Marketing, general and administrative	2,513,002	2,192,707	61,431,193
Restructuring costs	—	380,086	1,018,156
Total operating expenses	5,284,140	5,280,686	172,990,186
Loss from operations	(5,284,140)	(5,280,686)	(172,990,186)
Gain on settlement claims	—	—	5,110,083
Interest and other income, net	137,615	209,116	14,834,679
Net loss	(5,146,525)	(5,071,570)	(153,045,424)
Dividend related to beneficial conversion feature of preferred stock	—	—	(9,612,975)
Net loss attributable to common stockholders	$(5,146,525)	$(5,071,570)	$(162,658,399)
Net loss per share:
Basic and diluted	$(0.17)	$(0.16)
Weighted average common shares:
Basic and diluted	31,109,944	31,175,783

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,		Cumulative Period From September 1, 1992 (date of inception) through March 31,
	2004	2005	2005
Cash Flows From Operating Activities:
Net loss	$(5,146,525)	$(5,071,570)	$(153,045,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	142,562	115,016	2,488,923
Stock-based compensation (recovery)	90,802	(15,494)	21,550,739
Write-off of long-term investment	—	—	1,000,000
Other	—	—	98,942
Changes in operating assets and liabilities:
Prepaids and other assets	616,296	(1,319,328)	(2,103,980)
Interest receivable on investments	15,995	(478,551)	(901,103)
Trade accounts payable and accrued expenses	277,023	1,666,526	2,314,871
Accrued research and development expenses	272,089	(57,696)	837,281
Accrued bonus and employee benefits	(387,939)	(206,674)	560,481
Net cash used in operating activities	(4,119,697)	(5,367,771)	(127,199,270)
Cash Flows From Investing Activities:
Acquisition of property and equipment	(4,798)	(39,865)	(3,139,829)
Purchases of marketable securities	(6,884,188)	(44,483,974)	(367,349,134)
Proceeds from sales of marketable securities	10,000,000	8,915,000	309,462,852
Purchase of long-term investment	—	—	(1,000,000)
Payments received on notes receivable	—	—	49,687
Net cash provided by (used in) investing activities	3,111,014	(35,608,839)	(61,976,424)
Cash Flows From Financing Activities:
Principal payments under capital leases	—	—	(422,088)
Proceeds from sales leaseback	—	—	120,492
Pledging restricted cash	—	—	(550,000)
Proceeds from issuance of preferred stock, net of issuance costs	—	48,913,945	89,199,754
Proceeds from issuance of common stock, associated with stock options and employee stock purchase plan	94,062	—	978,985
Proceeds from issuance of common stock, net of issuance costs	(7,192)	—	108,894,612
Net cash provided by financing activities	86,870	48,913,945	198,221,755
Net increase (decrease) in cash and cash equivalents	(921,813)	7,937,335	9,046,061
Cash and cash equivalents, beginning of period	4,642,305	1,108,726	—
Cash and cash equivalents, end of period	$3,720,492	$9,046,061	$9,046,061
Supplemental Schedule of Non-cash Operating and Financing Activities:
Cash paid for interest	$—	$—	$1,033,375
Issuance of stock in exchange for license agreement	—	—	40,000
Capital lease obligations incurred for acquisition of property and equipment	—	—	422,088
Issuance of stock in exchange for notes receivable	—	—	139,687

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.                Basis of Presentation

                The unaudited financial statements of Allos Therapeutics, Inc., a company in the development stage (referred to herein as the “Company,” “we,” “us” or “our”), included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows of the Company for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2005. These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2004 for a broader discussion of our business and the opportunities and risks inherent in such business.

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

                Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents, and investments in marketable securities will be adequate to satisfy our capital needs through at least the first quarter of 2007. We anticipate continuing our current development programs and/or beginning other long-term development projects on new products or technologies. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. Therefore, we may need to obtain additional funds from outside sources to continue research and development activities, fund operating expenses, pursue regulatory approvals and build sales and marketing capabilities, as necessary. However, our actual capital requirements will depend on many factors, including:

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

2.              Cash, Cash Equivalents, and Investments in Marketable Securities

                All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying values of our cash equivalents and investments in marketable securities approximate their market values based on quoted market prices. We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in marketable securities are classified as held to maturity and are carried at cost plus accrued interest. Substantially all of our marketable securities are held in corporate notes with remaining maturities ranging from one to twenty-three months.

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

4.                Series A Exchangeable Preferred Stock Financing

                On March 2, 2005, we entered into a Securities Purchase Agreement with Warburg Pincus Private Equity VIII, L.P. (“Warburg”) and certain other investors pursuant to which we issued and sold an aggregate of 2,352,443 shares of Series A Exchangeable Preferred Stock (the “Exchangeable Preferred”) at a price per share of $22.10 (the “Preferred Purchase Price”), for aggregate gross proceeds of approximately $52.0 million (the "Preferred Stock Financing"). We incurred offering expenses of approximately $3.1 million in connection with the sale of the Exchangeable Preferred, resulting in net proceeds to the Company of approximately $48.9 million. The shares were sold under our shelf Registration Statement on Form S-3 (File No. 333-113353) declared effective by the Securities and Exchange Commission on April 21, 2004. The closing of the sale of 2,262,443 shares of Exchangeable Preferred to Warburg occurred on March 4, 2005. The closing of the sale of an additional 90,000 shares of Exchangeable Preferred to certain other investors occurred on March 8, 2005.

                The rights, preferences and privileges of the Exchangeable Preferred are set forth in the Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Exchangeable Preferred Stock of Allos Therapeutics, Inc. filed with the Secretary of State of the State of Delaware on March 3, 2005 (the “Certificate of Designations”). Pursuant to the Certificate of Designations, the Exchangeable Preferred ranks senior to our common stock and each other class of our equity securities with respect to dividend rights and rights upon liquidation, winding up or dissolution, and is non-voting stock, except as otherwise required by Delaware law and subject to a right of its holders to consent to any amendment of its terms.

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

                Upon the approval of the holders of our common stock as required by the applicable rules of the Nasdaq National Market, which will be considered at the Company’s 2005 Annual Meeting of Stockholders to be held on May 18, 2005, and subject to the receipt of any necessary approval pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Approval”), each share of Exchangeable Preferred will be automatically exchanged for 10 shares of common stock (subject to appropriate adjustments in the event of any stock dividend, stock split, stock distribution or combination, subdivision, reclassification or other corporate action having the similar effect with respect to our common stock); provided that such approvals are obtained by June 4, 2006. Upon any such exchange (the “Share Exchange”), all accrued but unpaid dividends (whether or not declared) on the Exchangeable Preferred, if any, will be paid in shares of common stock in an amount equal to the dividends accrued through the exchange date divided by a price per share of $2.21 for such common stock.

                The $48.9 million of net proceeds from the Preferred Stock Financing is classified outside of the stockholders’ equity section, as temporary equity, on the Balance Sheet as of March 31, 2005, because the redemption feature of the Exchangeable Preferred is not solely within the control of the Company. If the HSR Approval and stockholder approval of the Share Exchange are not obtained by June 4, 2006, then the Exchangeable Preferred will: a) remain outstanding pursuant to its terms and will not be exchanged for shares of common stock, and b) be deemed mandatorily redeemable by the holders of Exchangeable Preferred as prescribed by SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which will result in a reclassification of the Exchangeable Preferred on the Balance Sheet from temporary equity to a liability. If the HSR Approval and stockholder approval of the Share Exchange are obtained, then the Exchangeable Preferred will be reclassified from temporary equity to stockholders’ equity.  The Company is not accreting the Exchangeable Preferred to its redemption value as the Company does not consider redemption probable at March 31, 2005.

                The Preferred Purchase Price represented a 7.5% discount to the 20-day trailing average closing price of the Company’s common stock on the Nasdaq National Market as of March 2, 2005, calculated on an as-exchanged for common stock basis. In the event that the Share Exchange occurs, the Company will record a dividend related to the beneficial conversion feature, or discounted conversion price, of the Exchangeable Preferred equal to approximately $623,000 on the date of the exchange.

                If the Exchangeable Preferred remains outstanding on the later of (i) March 4, 2009 or (ii) thirty days after we publicly announce the results of our Phase 3 ENRICH trial (the “Redemption Eligibility Date”), the holders of a majority of the outstanding shares of Exchangeable Preferred will have the option, at any time thereafter, to cause us to redeem all (but not less than all) of their outstanding shares of Exchangeable Preferred for cash in a per share amount equal to the greater of (a) the Preferred Purchase Price plus all accrued but unpaid dividends (whether or not declared) through the date of such redemption or (b) ten times the average closing price of our common stock on the Nasdaq National Market for the twenty trading days immediately preceding the date of any such redemption (the “Redemption Price”). In addition, if the Exchangeable Preferred remains outstanding on the Redemption Eligibility Date, we will have the option, at any time thereafter, to voluntarily redeem all (but not less than all) of the outstanding shares of Exchangeable Preferred for cash in a per share amount equal to the Redemption Price.

                For so long as the Exchangeable Preferred remains outstanding, upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Exchangeable Preferred will have the right to receive, before any payments are made to the holders of our common stock or any other class of our equity securities, an amount per share equal to the greater of (i) the Preferred Purchase Price plus all accrued but unpaid dividends (whether or not declared) through the date of payment or (ii) ten times the average closing price of our common stock on the Nasdaq National Market for the twenty trading days immediately preceding the date of payment. In addition, for so long as the Exchangeable Preferred remains outstanding, if we consummate a “change in control” (as defined in the Certificate of Designations), the holders of the Exchangeable Preferred will have the right to receive, before any payments are made to the holders of our common stock or any other class of our equity securities, an amount per share equal to the greater of (i) the Preferred Purchase Price plus all accrued and unpaid dividends (whether or not declared) through the date of such change in control or (ii) ten times the fair market value of the consideration per share of common stock received by the holders of our common stock in the change in control transaction. After payment of the full amount of the distributions to which they are entitled in connection with any liquidation or change in control, the holders of the Exchangeable Preferred will have no right or claim to any of our remaining assets.

                In connection with the sale of Exchangeable Preferred, we entered into a Registration Rights Agreement dated March 4, 2005 pursuant to which we granted certain registration rights with respect to the shares of common stock, if any, issued upon exchange of the Exchangeable Preferred.

                Pursuant to the Securities Purchase Agreement, for so long as Warburg owns at least two-thirds of the number of shares of Exchangeable Preferred acquired by it under the Securities Purchase Agreement (or two-thirds of the shares of common stock issued upon exchange of such Exchangeable Preferred, if applicable), we will nominate and use our reasonable best efforts to cause to be elected and cause to remain as directors on our board of directors two individuals designated by Warburg (each, an "Investor Designee" and collectively, the "Investor Designees"). If Warburg no longer has the right to designate two members of our board of directors, then, for so long as Warburg owns at least 50% of the number of shares of the Exchangeable Preferred acquired by it under the Securities Purchase Agreement (or 50% of shares of common stock issued upon exchange of such Exchangeable Preferred, if applicable), we will nominate and use our reasonable best efforts to cause to be elected and cause to remain as a director on our board of directors, one Investor Designee. In addition, subject to applicable law and the rules and regulations of the Securities and Exchange Commission and The Nasdaq Stock Market, we will use our reasonable best efforts to cause one of the Investor Designees to be a member of each principal committee of our board of directors. Effective upon the closing of the sale of Exchangeable Preferred to Warburg on March 4, 2005, Messrs. Stewart Hen and Jonathan Leff, each of whom is a Managing Director of Warburg, were appointed to the board of directors pursuant to Warburg's right to nominate directors.

5.                Stock-Based Compensation

                We account for grants of stock options according to the intrinsic value method as prescribed by the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations. Pro forma net loss information, as required by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), is presented below in accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). Any deferred stock-based compensation calculated according to APB 25 is amortized over the vesting period of the individual options, generally four years, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans (“FIN 28”).

                The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three months ended March 31, 2004 and 2005. Such pro forma disclosures may not be representative of the pro forma effect in future years because options vest over several years and additional grants may be made each year.

	Three Months Ended March 31,
	2004	2005
Net loss - as reported	$(5,146,525)	$(5,071,570)
Add: Stock-based compensation expense included in reported net loss	90,802	3,789
Deduct: Recovery of stock-based compensation expense included in reportednet loss	—	(19,283)
Deduct: Stock-based compensation expense as determined under the fair value based method	(544,088)	(393,344)
Pro forma net loss	$(5,599,811)	$(5,480,408)
Net loss per share:
Basic and diluted - as reported	$(0.17)	$(0.16)
Basic and diluted - pro forma	$(0.18)	$(0.18)

                The following assumptions were used in estimating the stock-based compensation expense, as determined under the fair value based method, for activity during the three months ended March 31, 2004 and 2005. No shares of common stock were sold to employees under the Employee Stock Purchase Plan during the three months ended March 31, 2004 and 2005.

	Three Months Ended March 31,
	2004	2005
Stock Option Plans:
Expected dividend yield	0%	0%
Expected stock price volatility	65%	85%
Risk free interest rate	3.0 — 3.9%	3.7 — 4.0%
Expected life (years)	5.0	4.0

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

7.                Restructuring Costs

                In January 2005, we executed agreements to sublease approximately three-quarters of the 12,708 square feet of excess space in our corporate offices located in Westminster, Colorado. The term of each sublease agreement is through the term of our office lease, or October 31, 2008. The actual rental payments to us under the sublease agreements approximate $230,000. As the Company’s obligations under our primary lease are in excess of the sum of the actual and expected sublease rental payments for this excess space, we recorded a loss of approximately $380,000 in the three months ended March 31, 2005.

8.                 Commitments and Contingencies

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

                We believe the claims set forth in the pending lawsuit are without merit, and we intend to vigorously defend against them. On October 12, 2004, we filed a motion to dismiss the case with prejudice. That motion remains pending. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation. If we are not successful in our defense against such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

                We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners, contractors, clinical sites and suppliers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2005.

9.                Recently Issued Accounting Pronouncement

                In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our results of operations and loss per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements include, but are not limited to, statements concerning our plans to continue development of our current product candidates; conduct clinical trials with respect to our product candidates; seek regulatory approvals; address certain markets; initiate marketing activities related to commercialization of our products; raise additional capital; hire sales and marketing personnel; develop relationships with pharmaceutical companies; obtain and protect rights to technology; establish new collaborative and licensing agreements; and evaluate additional product candidates for in-license and subsequent clinical and commercial development. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in the discussion below and those described in the “Risk Factors” discussion of our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. As a result, you should not place undue reliance on these forward-looking statements. All forward-looking statements included in this report are based on information available to us as of the date hereof and we undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances. Forward-looking statements not specifically described above also may be found in these and other sections of this report.

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

In December 2003, we submitted a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, for approval to market EFAPROXYN in the United States as an adjunct to whole brain radiation therapy, or WBRT, for the treatment of patients with brain metastases originating from breast cancer. The NDA was based on the findings from our randomized, open label Phase 3 clinical trial of EFAPROXYN in patients with brain metastases, which we called REACH. The results from the REACH trial were announced in April 2003. In May 2004, the FDA’s Oncologic Drug Advisory Committee reviewed the NDA and voted not to recommend approval of EFAPROXYN for this indication based on the data from the REACH trial. However, in June 2004, the FDA issued an “approvable letter” in which it indicated that before the NDA may be approved, it would be necessary for us to successfully complete our ongoing Phase 3 clinical trial of EFAPROXYN in patients with brain metastases originating from breast cancer and submit the results as a NDA amendment for the FDA’s review. In the letter, the FDA stated, “if the study shows effectiveness in this population (increased survival) using the pre specified analysis, and the study is otherwise satisfactory, we believe it would, together with the subset result in the [REACH trial], support approval.”

The ongoing Phase 3 trial referenced in the FDA’s approvable letter was initiated in February 2004. This pivotal Phase 3 trial, which is called ENRICH (ENhancing whole brain Radiation therapy In patients with breast Cancer and Hypoxic brain metastases), will seek to enroll approximately 360 patients at up to 125 cancer centers across North America, Europe and South America. The primary endpoint of the trial will measure the difference in survival between patients receiving whole brain radiation therapy, or WBRT, plus supplemental oxygen, with or without EFAPROXYN. We currently anticipate that enrollment in the trial will be completed during the second half of 2006.

In June 2004, we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMEA, for approval to market EFAPROXYN in Europe as an adjunct to WBRT for the treatment of patients with brain metastases originating from breast cancer. The MAA was filed under the EMEA’s centralized procedure, which is used when marketing authorization is applied for in all EMEA member states simultaneously. In October 2004, we received the EMEA’s Day 120 List of Questions relating to the MAA, to which we responded in April 2005.

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

Current clinical trials involving PDX include (i) a Phase 1/2 single-agent study in patients with non-Hodgkin’s lymphoma, (ii) a Phase 1 combination study with docetaxel in patients with advanced cancer, including NSCLC, and (iii) a Phase 1 single-agent study to determine the maximum tolerated dose of PDX in patients with NSCLC.

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

Series A Exchangeable Preferred Stock Financing

                On March 2, 2005, we entered into a Securities Purchase Agreement with Warburg Pincus Private Equity VIII, L.P. (“Warburg”) and certain other investors pursuant to which we issued and sold an aggregate of 2,352,443 shares of Series A Exchangeable Preferred Stock (the “Exchangeable Preferred”) at a price per share of $22.10, for aggregate gross proceeds of approximately $52.0 million (“the Preferred Stock Financing”). We incurred offering expenses of approximately $3.1 million in connection with the sale of the Exchangeable Preferred, resulting in net proceeds to the Company of approximately $48.9 million. The shares were sold under our shelf Registration Statement on Form S-3 (File No. 333-113353) declared effective by the Securities and Exchange Commission on April 21, 2004. The closing of the sale of 2,262,443 shares of Exchangeable Preferred to Warburg occurred on March 4, 2005. The closing of the sale of an additional 90,000 shares of Exchangeable Preferred to certain other investors occurred on March 8, 2005. A summary of the material terms of the Preferred Stock Financing and the Exchangeable Preferred is contained in the “Recent Development” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004.

The issuance of shares of common stock upon exchange of shares of the Exchangeable Preferred (the “Share Exchange”) requires the approval of the Company’s stockholders, which will be considered at the Company’s 2005 Annual Meeting of Stockholders to be held on Wednesday, May 18, 2005 (the “Annual Meeting”). Additional information concerning the proposed Share Exchange and the other matters scheduled for a vote at the Annual Meeting is contained in the Company’s Definitive Proxy Statement for the Annual Meeting, as filed with the Securities and Exchange Commission on April 14, 2005.

Results of Operations

                Research and Development. Research and development expenses include the costs of basic research, nonclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, patents, trademarks and licensing fees for new products.

	Three Months Ended March 31,
	2004	2005
	(in millions)
Research and development	$2.0	$2.3

                The $360,000 increase in research and development costs in the three months ended March 31, 2005 as compared to the same period in 2004 was due primarily to a $573,000 increase in clinical trial costs, primarily relating to ENRICH, partially offset by a decrease of $215,000 in personnel costs due to lower headcount.

                For the remainder of 2005, we expect our quarterly research and development expenses to increase moderately due primarily to costs associated with increasing enrollment in our Phase 3 ENRICH trial and our Phase 1 trial of EFAPROXYN in NSCLC. The amount and timing of the increased costs related to our clinical trials is difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, the rate of patient enrollment and the detailed design of future trials.

                Clinical Manufacturing. Clinical manufacturing expenses include third party manufacturing costs for EFAPROXYN for use in clinical trials, costs associated with pre-commercial scale-up of manufacturing to support anticipated commercial requirements, and development activities for clinical trial material for PDX.

	Three Months Ended March 31,
	2004	2005
	(in millions)
Clinical manufacturing	$0.8	$0.4

                The $423,000 decrease in clinical manufacturing costs in the three months ended March 31, 2005 as compared to the same period in 2004 was due primarily to: (i) a $277,000 decrease in third-party manufacturing costs for EFAPROXYN bulk drug substance and formulated drug product as we currently have a sufficient supply of EFAPROXYN bulk drug substance and formulated drug product to support our EFAPROXYN clinical trial requirements for 2005, (ii) a $98,000 decrease in personnel costs due to lower headcount, and (iii) a $90,000 decrease in consulting costs.

                For the remainder of fiscal 2005, we expect our quarterly clinical manufacturing expenses to remain stable relative to the amount recorded for the three months ended March 31, 2005.

                Marketing, General and Administrative. Marketing, general and administrative expenses include costs for pre-marketing activities, executive administration, corporate offices and related infrastructure, and corporate development.

	Three Months Ended March 31,
	2004	2005
	(in millions)
Marketing, general and administrative	$2.5	$2.2

                The $320,000 decrease in marketing, general and administrative expenses in the three months ended March 31, 2005 as compared to the same period in 2004 was due primarily to: (i) a $114,000 decrease in public relations costs, (ii) an $80,000 decrease in insurance and facilities costs, and (iii) a $71,000 decrease in stock-based compensation expense.

                For the remainder of fiscal 2005, we expect our quarterly marketing, general and administrative expenses to remain stable relative to the amount recorded for the three months ended March 31, 2005.

                Restructuring Costs. In January 2005, we executed agreements to sublease approximately three-quarters of the 12,708 square feet of excess space in our corporate offices located in Westminster, Colorado. The term of each sublease agreement is through the term of our office lease, or October 31, 2008. The actual rental payments to us under the sublease agreements approximate $230,000. As the Company’s obligations under our primary lease are in excess of the sum of the actual and expected sublease rental payments for this excess space, we recorded a loss of approximately $380,000 in restructuring costs during the three months ended March 31, 2005. There were no such restructuring costs for the three months ended March 31, 2004.

                Interest and Other Income, Net. Interest income, net of interest expense, for the three months ended March 31, 2004 and 2005, was $138,000 and $209,000, respectively. This $71,000 increase primarily resulted from higher yields on United States government securities, high-grade commercial paper and corporate notes, and money market funds held by the Company.

Liquidity and Capital Resources

                Since inception, we have financed our operations primarily through private placements of common and preferred stock, a public equity financing, and interest income, which have resulted in net proceeds to us of $213.9 million through March 31, 2005. We have used $127.2 million of cash for operating activities through March 31, 2005. Cash, cash equivalents, and short-term investments in marketable securities were $55.1 million at March 31, 2005. Working capital was $54.0 million at March 31, 2005. Net cash used in operating activities for the three months ended March 31, 2004 and 2005 was $4.1 million and $5.4 million, respectively. Cash used in operating activities was primarily to fund net losses.

                Net cash provided by investing activities for the three months ended March 31, 2004 was $3.1 million and consisted primarily of proceeds from maturities of investments in marketable securities, net of purchases of investments in marketable securities. Net cash used in investing activities for the three months ended March 31, 2005 was $35.6 million and consisted primarily of purchases of investments in marketable securities, net of proceeds from maturities of investments in marketable securities.

Net cash provided by financing activities during the three months ended March 31, 2004 was $87,000 and resulted primarily from the exercise of common stock options. Net cash provided by financing activities during the three months ended March 31, 2005 of $48.9 million resulted from the sale of shares of our Series A Exchangeable Preferred Stock pursuant to the Securities Purchase Agreement dated March 2, 2005 with Warburg and certain other investors.

                Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents, and investments in marketable securities will be adequate to satisfy our capital needs through at least the first quarter of 2007. We anticipate continuing our current development programs and/or beginning other long-term development projects on new products or technologies. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. Therefore, we may need to obtain additional funds from outside sources to continue research and development activities, fund operating expenses, pursue regulatory approvals and build sales and marketing capabilities, as necessary. However, our actual capital requirements will depend on many factors, including:

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

Critical Accounting Policies

                Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. We base our estimates on historical experience, available information and assumptions that we believe to be reasonable under the circumstances. We apply estimation methodologies consistently from period to period. The actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004. In addition, as of March 31, 2005, we consider our accounting policy related to cash, cash equivalents, and investments in marketable securities to be a critical accounting policy. All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying values of our cash equivalents and investments in marketable securities approximate their market values based on quoted market prices. We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in marketable securities are classified as held to maturity and are carried at cost plus accrued interest. Substantially all of our marketable securities are held in corporate notes with remaining maturities ranging from one to twenty-three months.

                These critical accounting policies are subject to judgments and uncertainties, which affect the application of these policies. We have not made any changes in any of these critical accounting polices during the three months ended March 31, 2005.

Risk Factors

                In addition to the other information contained in this report, we caution stockholders and potential investors that the following important risk factors, among others, in some cases have affected, and in the future could affect, our actual results of operations and could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us. The following risk factors should be read in conjunction with the information contained in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2004 for a broader discussion of the risks and uncertainties inherent in our business. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. These factors include:

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

•                  Failure to obtain stockholder approval for the exchange of shares of our Series A Exchangeable Preferred Stock for shares of our common stock, which would require us to expend substantial cash resources to redeem the Series A Exchangeable Preferred Stock (including any accumulated and unpaid dividends thereon) in the future.

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

•                  Changes in accounting rules and regulations, such as accounting for stock-based compensation, that could have a significant adverse impact on our results of operations, causing our stock price to decline and negatively impacting our efforts to obtain adequate financing.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk and all are classified as held-to-maturity. We do not own derivative financial instruments in our investment portfolio. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk in the future, we maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer, or type of instrument. The weighted average duration of all of our investments is less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

ITEM 4.                                                     CONTROLS AND PROCEDURES

                As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive and financial officer (the “Evaluating Officer”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, our management, including the Evaluating Officer, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Evaluating Officer, as appropriate, to allow timely decisions regarding required disclosure.

                No Changes in Internal Control over Financial Reporting

                There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

                We believe the claims set forth in the pending lawsuit are without merit, and we intend to vigorously defend against them. On October 12, 2004, we filed a motion to dismiss the case with prejudice. That motion remains pending. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation. If we are not successful in our defense against such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY	None
SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	None
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	None
ITEM 5.	OTHER INFORMATION	None
ITEM 6.	EXHIBITS
31.01 Rule 13a-14(a) / 15d-14(a) Certification
32.01 Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2005	ALLOS THERAPEUTICS, INC.
/s/ Michael E. Hart
Michael E. Hart
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)