Form 10-Q
period 2005-06-30
ALLOS THERAPEUTICS INC
filed 2005-08-09
CIK 1097264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005.

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

Yes        ☒                            No          ☐

As of August 5, 2005, there were 55,015,757 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

This quarterly report on Form 10-Q consists of 19 pages.

ALLOS THERAPEUTICS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I. Financial Information
ITEM 1.	Financial Statements
Balance Sheets (unaudited) — as of December 31, 2004 and June 30, 2005
Statements of Operations (unaudited) — for the three- and six-month periods ended June 30, 2004 and 2005 and the cumulative period from September 1, 1992 (date of inception) through June 30, 2005
Statements of Cash Flows (unaudited) — for the six-month periods ended June 30, 2004 and 2005 and the cumulative period from September 1, 1992 (date of inception) through June 30, 2005
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

PART I. FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.

BALANCE SHEETS

(unaudited)

	December 31,	June 30,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,108,726	$2,981,147
Restricted cash	550,000	550,000
Investments in marketable securities	22,601,805	48,980,203
Prepaid research and development expenses	272,061	399,520
Prepaid expenses and other assets	522,591	1,003,535
Total current assets	25,055,183	53,914,405
Investments in marketable securities	138,055	10,609,629
Property and equipment, net	980,242	829,783
Total assets	$26,173,480	$65,353,817
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and accrued expenses	$648,345	$630,531
Accrued research and development expenses	894,977	715,933
Accrued bonus and employee benefits	767,155	714,697
Total current liabilities	2,310,477	2,061,161
Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2004 and June 30, 2005; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,000,000 shares designated from authorized preferred stock at December 31, 2004 and June 30, 2005; no shares issued or outstanding	—	—
Series A Exchangeable Preferred Stock, $0.001 par value; no and 2,714,932 shares designated from authorized preferred stock at December 31, 2004 and June 30, 2005, respectively; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized at December 31, 2004 and June 30, 2005; 31,175,783 and 55,015,757 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	31,176	33,844
Additional paid-in capital	181,453,476	231,546,159
Deferred compensation related to stock based compensation	(34,820)	(9,229)
Deficit accumulated during the development stage	(157,586,829)	(168,278,118)
Total stockholders’ equity	23,863,003	63,292,656
Total liabilities and stockholders’ equity	$26,173,480	$65,353,817

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from September 1, 1992 (date of inception) through June 30,
	2004	2005	2004	2005	2005

Operating expenses:
Research and development	$3,446,545	$2,620,782	$5,435,112	$4,968,929	$87,286,748
Clinical manufacturing	1,373,815	267,992	2,156,385	627,738	26,142,863
Marketing, general and administrative	2,441,511	2,614,918	4,954,513	4,807,625	64,046,111
Restructuring costs	—	—	—	380,086	1,018,156

Total operating expenses	7,261,871	5,503,692	12,546,010	10,784,378	178,493,878

Loss from operations	(7,261,871)	(5,503,692)	(12,546,010)	(10,784,378)	(178,493,878)
Gain on settlement claims	—	—	—	—	5,110,083
Interest and other income, net	111,284	507,462	248,898	716,578	15,342,141

Net loss	(7,150,587)	(4,996,230)	(12,297,112)	(10,067,800)	(158,041,654)

Dividend related to beneficial conversion feature of preferred stock	—	(623,489)	—	(623,489)	(10,236,464)

Net loss attributable to common stockholders	$(7,150,587)	$(5,619,719)	$(12,297,112)	$(10,691,289)	$(168,278,118)

Basic and diluted net loss per share	$(0.23)	$(0.13)	$(0.40)	$(0.29)

Weighted average shares outstanding: basic and diluted	31,139,289	42,683,395	31,124,616	36,961,378

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,		Cumulative Period From September 1, 1992 (date of inception) through
	2004	2005	June 30, 2005
Cash Flows From Operating Activities:
Net loss	$(12,297,112)	$(10,067,800)	$(158,041,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	282,172	225,740	2,599,647
Stock-based compensation	139,867	456,092	22,022,324
Write-off of long-term investment	—	—	1,000,000
Other	—	—	98,942
Changes in operating assets and liabilities:
Prepaids and other assets	(220,441)	(608,403)	(1,393,055)
Interest receivable on investments	21,195	(317,289)	(739,839)
Trade accounts payable and accrued expenses	114,075	(17,814)	630,531
Accrued research and development expenses	513,565	(179,044)	715,933
Accrued bonus and employee benefits	(64,622)	(52,458)	714,697
Net cash used in operating activities	(11,511,301)	(10,560,976)	(132,392,474)

Cash Flows From Investing Activities:
Acquisition of property and equipment	(33,246)	(75,281)	(3,175,245)
Purchases of marketable securities	(20,837,089)	(54,421,684)	(377,286,845)
Proceeds from sales of marketable securities	29,709,000	17,889,000	318,436,852
Purchase of long-term investment	—	—	(1,000,000)
Payments received on notes receivable	—	—	49,687
Net cash provided by (used in) investing activities	8,838,665	(36,607,965)	(62,975,551)

Cash Flows From Financing Activities:
Principal payments under capital leases	—	—	(422,088)
Proceeds from sales leaseback	—	—	120,492
Pledging restricted cash	—	—	(550,000)
Proceeds from issuance of preferred stock, net of issuance costs	—	48,884,831	89,170,640
Proceeds from issuance of common stock, associated with stock options and employee stock purchase plan	124,758	156,531	1,135,516
Proceeds from issuance of common stock, net of issuance costs	(8,279)	—	108,894,612
Net cash provided by financing activities	116,479	49,041,362	198,349,172
Net increase (decrease) in cash and cash equivalents	(2,556,157)	1,872,421	2,981,147
Cash and cash equivalents, beginning of period	4,642,305	1,108,726	—
Cash and cash equivalents, end of period	$2,086,148	$2,981,147	$2,981,147

Supplemental Schedule of Non-cash Operating and Financing Activities:
Cash paid for interest	$—	$—	$1,033,375
Issuance of stock in exchange for license agreement	—	—	40,000
Capital lease obligations incurred for acquisition of property and equipment	—	—	422,088
Issuance of stock in exchange for notes receivable	—	—	139,687
Issuance of common stock in exchange for Series A Exchangeable Preferred Stock	—	49,508,320	49,508,320

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.              Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc., a company in the development stage (referred to herein as the “Company,” “we,” “us” or “our”), included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows of the Company for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. The results of operations for the periods ended June 30, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2005. These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2004 for a broader discussion of our business and the opportunities and risks inherent in such business.

We have never generated any revenue from product sales and have experienced significant net losses since our inception in 1992. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue incurring net losses for the foreseeable future. The presence and size of these potential net losses will depend, in large part, on if and when we obtain regulatory approval in the United States or Europe to market our lead product candidate, EFAPROXYN, as an adjunct to radiation therapy for the treatment of brain metastases originating from breast cancer. Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates.

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

2.              Cash, Cash Equivalents, and Investments in Marketable Securities

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying values of our cash equivalents and investments in marketable securities approximate their market values based on quoted market prices. We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in marketable securities are classified as held to maturity and are carried at cost plus accrued interest. Substantially all of our marketable securities are held in corporate notes with remaining maturities ranging from one to twenty months.

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

4.              Series A Exchangeable Preferred Stock Financing

On March 2, 2005, we entered into a Securities Purchase Agreement with Warburg Pincus Private Equity VIII, L.P. (“Warburg”) and certain other investors pursuant to which we issued and sold an aggregate of 2,352,443 shares of Series A Exchangeable Preferred Stock (the “Exchangeable Preferred”) at a price per share of $22.10 (the “Preferred Purchase Price”), for aggregate gross proceeds of approximately $52.0 million (the “Preferred Stock Financing”). We incurred offering expenses of approximately $3.1 million in connection with the sale of the Exchangeable Preferred, resulting in net proceeds to the Company of approximately $48.9 million. The shares were sold under our shelf Registration Statement on Form S-3 (File No. 333-113353) declared effective by the Securities and Exchange Commission on April 21, 2004. The closing of the sale of 2,262,443 shares of Exchangeable Preferred to Warburg occurred on March 4, 2005. The closing of the sale of an additional 90,000 shares of Exchangeable Preferred to certain other investors occurred on March 8, 2005.

On May 18, 2005, at our 2005 Annual Meeting of Stockholders, our stockholders voted to approve the issuance of shares of our common stock upon exchange of shares of the Exchangeable Preferred.  As a result of such approval, on May 18, 2005, we issued a total of 23,524,430 shares of common stock upon exchange of 2,352,443 shares of Exchangeable Preferred (the “Share Exchange”).  As a result of the Share Exchange, we reclassified $48.9 million associated with the Exchangeable Preferred from temporary equity to common stock and additional paid in capital in the stockholders’ equity section of our balance sheet.

The Preferred Purchase Price represented a 7.5% discount to the 20-day trailing average closing price of the Company’s common stock on the Nasdaq National Market as of March 2, 2005, calculated on an as-exchanged for common stock basis.  In connection with the Share Exchange, the Company recorded a deemed dividend related to the beneficial conversion feature of the Exchangeable Preferred equal to $623,489, representing the difference between the effective conversion price per share of common stock and the market value per share of common stock as of the closing date of the Preferred Stock Financing.  As reflected on the Statements of Operations, this dividend increases the net loss attributable to common stockholders for the three- and six-month periods ended June 30, 2005.

In connection with the sale of Exchangeable Preferred, we entered into a Registration Rights Agreement dated March 4, 2005 pursuant to which we granted certain registration rights with respect to the shares of common stock, issued upon exchange of the Exchangeable Preferred.

Pursuant to the Securities Purchase Agreement, for so long as Warburg owns at least two-thirds of the shares of common stock issued upon exchange of such Exchangeable Preferred, we will nominate and use our reasonable best efforts to cause to be elected and cause to remain as directors on our board of directors two individuals designated by Warburg (each, an “Investor Designee” and collectively, the “Investor Designees”). If Warburg no longer has the right to designate two members of our board of directors, then, for so long as Warburg owns at least 50% of shares of common stock issued upon exchange of such Exchangeable Preferred, we will nominate and use our reasonable best efforts to cause to be elected and cause to remain as a director on our board of directors, one Investor Designee. In addition, subject to applicable law and the rules and regulations of the Securities and Exchange Commission and The Nasdaq Stock Market, we will use our reasonable best efforts to cause one of the Investor Designees to be a member of each principal committee of our board of directors. Effective upon the closing of the sale of Exchangeable Preferred to Warburg on March 4, 2005, Messrs. Stewart Hen and Jonathan Leff, each of whom is a Managing Director of Warburg, were appointed to the board of directors pursuant to Warburg’s right to nominate directors.

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

On January 12, 2000, the Company granted Dr. Stephen J. Hoffman a stock option to purchase 328,971 shares of common stock at $2.42 per share (the “1995 Plan Option”) under the terms of the Company’s 1995 Stock Option Plan (the “1995 Plan”).  Dr. Hoffman has served as a member of the Board since 1994 and as the Company’s Chairman of the Board since December 2001.  He also served as the Company’s President and Chief Executive Officer from July 1994 to December 2001.  Effective February 28, 2003, the Company entered into a two-year consulting agreement with Dr. Hoffman and terminated the employment agreement previously entered into with him in January 2001.  The consulting agreement expired in accordance with its terms on February 28, 2005.  On May 18, 2005, in recognition of Dr. Hoffman’s efforts and services on behalf of the Company and as an incentive for Dr. Hoffman’s continued service as the Company’s non-executive Chairman of the Board, the Compensation Committee recommended and the Board approved an amendment to the 1995 Plan Option to extend the exercise period for such option until the earlier of (i) January 12, 2010 (the expiration date of such option), or (ii) three months after the date that Dr. Hoffman ceases to serve as a director of the Company.  Prior to such amendment, the 1995 Plan Option would have expired on May 28, 2005, or three months after the expiration of Dr. Hoffman’s consulting agreement with the Company.  Except as set forth above, the 1995 Plan Option remains in full force and effect in accordance with its original terms.  In conjunction with this amendment to the 1995 Plan Option, the Company recorded non-cash stock-based compensation expense of $462,000 during the three months ended June 30, 2005 in accordance with SFAS 123.  This expense is reflected in marketing, general and administrative expenses on the Statements of Operations for the three- and six-month periods ended June 30, 2005.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three- and six-month periods ended June 30, 2004 and 2005. Such pro forma disclosures may not be representative of the pro forma effect in future years because options vest over several years and additional grants may be made each year.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Net loss attributable to common stockholders, as reported	$(7,150,587)	$(5,619,719)	$(12,297,112)	$(10,691,289)
Add: Stock-based compensation expense included in reported net loss	49,065	471,586	139,867	456,092

Deduct: Stock-based compensation expense as determined under the fair value based method	(529,048)	(809,312)	(1,073,136)	(1,202,656)

Pro forma net loss	$(7,630,570)	$(5,957,445)	$(13,230,381)	$(11,437,853)

Basic and diluted net loss per share – as reported	$(0.23)	$(0.13)	$(0.40)	$(0.29)

Basic and diluted net loss per share – pro forma	$(0.25)	$(0.14)	$(0.43)	$(0.31)

The following assumptions were used in estimating the stock-based compensation expense, as determined under the fair value based method, for activity during the three- and six-month periods ended June 30, 2004 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Stock option plans:
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	126%	83%	65% - 126%	83% - 85%
Risk free interest rate	2.6% - 5.5%	3.8%	2.6% - 5.5%	3.7% - 4.0%
Expected life (years)	5.0	5.0	5.0	4.0 – 5.0

Stock purchase plan:
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	64% - 119%	69%	64% - 119%	69%
Risk free interest rate	0.94%	1.6%	0.94%	1.6%
Expected life (years)	1.5 – 2.0	2	1.5 – 2.0	2

6.              Net Loss Per Share

Basic and diluted net loss per share have been computed by dividing the net loss attributable to common stockholders for each period by the weighted average number of common shares outstanding during each respective period. Shares of common stock issuable upon the exercise of outstanding stock options and warrants were excluded from the calculation of diluted net loss per share as the effect of including such shares was anti-dilutive.

7.              Restructuring Costs

In January 2005, we executed agreements to sublease approximately three-quarters of the 12,708 square feet of excess space in our corporate offices located in Westminster, Colorado. The term of each sublease agreement is through the term of our office lease, or October 31, 2008. The actual rental payments to us under the sublease agreements approximate $230,000. As the Company’s obligations under our primary lease are in excess of the sum of the actual and expected sublease rental payments for this excess space, we recorded a loss of approximately $380,000 in the six months ended June 30, 2005.

8.              Commitments and Contingencies

Commitments

In June 2005, we entered into a Manufacturing Agreement (the “Agreement”) with Hovione Inter Limited (“Hovione”) covering the supply of EFAPROXYN bulk drug substance, or efaproxiral sodium.  Under the terms of the Agreement, we are required to purchase a negotiated percentage of our annual requirements for efaproxiral sodium from Hovione.  We must also meet annual minimum purchase requirements of efaproxiral sodium from Hovione equal to $2,000,000 in 2006, $3,500,000 in 2007, $5,000,000 in 2008, and $5,000,000 in each year thereafter through the end of the term of the agreement.  In the event that we do not meet these annual minimum purchase requirements, we have the option to pay extension fees to move the annual requirements out by one year.  These extension fees are equal to $100,000 for a first extension, $150,000 for a second extension, and $200,000 for a third and final extension, if necessary.

The Agreement has a term of seven years following our receipt of approval, if any, from the United States Food and Drug Administration to market EFAPROXYN in the United States.  The Company and Hovione each have customary termination rights, including termination for material breach or other events relating to insolvency or bankruptcy.  In addition, we may terminate the Agreement at any time if we decide to discontinue development or, if approved, marketing of EFAPROXYN.

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

We believe the claims set forth in the pending lawsuit are without merit, and we intend to vigorously defend against them. This lawsuit has been tendered to our insurance carriers.  As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation.  If we are not successful in our defense against such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

In July 2005, a shareholder of the Company commenced a stockholder’s derivative action in the United States District Court for the District of Colorado against several current and former directors of the Company, naming the Company as a nominal defendant.  The factual allegations in the derivative action are substantially the same as the factual allegations in the purported securities class action lawsuit filed in May 2004.  Plaintiff contends that the individual defendants breached fiduciary duties owed to the Company, committed an “abuse of control,” gross mismanagement, waste of corporate assets, and unjust enrichment, and that one of the defendants is liable under the Sarbanes-Oxley Act.  As with the securities lawsuit, the litigation could result in substantial costs and diversion of management’s attention and resources, which could adversely affect our business.

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners, contractors, clinical sites and suppliers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2005.

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

We have never generated any revenue from product sales and have experienced significant net losses since our inception in 1992. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue incurring net losses for the foreseeable future. The presence and size of these potential net losses will depend, in large part, on if and when we obtain regulatory approval in the United States or Europe to market our lead product candidate, EFAPROXYN, as an adjunct to radiation therapy for the treatment of brain metastases originating from breast cancer. Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates.

We have three product candidates that are currently under development: EFAPROXYN (efaproxiral), formerly known as RSR13, PDX (pralatrexate) and RH1.

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

In December 2003, we submitted a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, for approval to market EFAPROXYN in the United States as an adjunct to whole brain radiation therapy, or WBRT, for the treatment of patients with brain metastases originating from breast cancer. The NDA was based on the findings from our randomized, open label Phase 3 clinical trial of EFAPROXYN in patients with brain metastases, which we called REACH. The results from the REACH trial were announced in April 2003. In May 2004, the FDA’s Oncologic Drug Advisory Committee, or ODAC, reviewed the NDA and voted not to recommend approval of EFAPROXYN for this indication based on the data from the REACH trial. However, in June 2004, the FDA issued an “approvable letter” in which it indicated that before the NDA may be approved, it would be necessary for us to successfully complete our ongoing Phase 3 clinical trial of EFAPROXYN in patients with brain metastases originating from breast cancer and submit the results as a NDA amendment for the FDA’s review. In the letter, the FDA stated, “if the study shows effectiveness in this population (increased survival) using the pre specified analysis, and the study is otherwise satisfactory, we believe it would, together with the subset result in the [REACH trial], support approval.”

The ongoing Phase 3 trial referenced in the FDA’s approvable letter was initiated in February 2004. This pivotal Phase 3 trial, which is called ENRICH (ENhancing whole brain Radiation therapy In patients with breast Cancer and Hypoxic brain metastases), will seek to enroll approximately 360 patients at up to 125 cancer centers across North America, Europe and South America. The primary endpoint of the trial will measure the difference in survival between patients receiving whole brain radiation therapy, or WBRT, plus supplemental oxygen, with or without EFAPROXYN. We currently anticipate that enrollment in the trial will be completed during the second half of 2006.  We plan to report preliminary results from the ENRICH trial approximately six months following the completion of enrollment in the trial.

In June 2004, we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMEA, for approval to market EFAPROXYN in Europe as an adjunct to WBRT for the treatment of patients with brain metastases originating from breast cancer.  As with our NDA, the MAA is based on the findings from the REACH trial.  The MAA was filed under the EMEA’s centralized procedure, which is used when marketing authorization is applied for in all EMEA member states simultaneously.  In October 2004, we received the EMEA’s Day 120 List of Questions relating to the MAA, to which we responded in April 2005.  In June 2005, we received the EMEA’s Day 180 List of Outstanding Issues, to which we must respond by September 14, 2005.

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

In addition to the Phase 3 ENRICH trial, we are currently enrolling patients in the following clinical trials involving EFAPROXYN: (i) a Phase 1 clinical trial in patients with locally advanced non-small cell lung cancer, or NSCLC, receiving concurrent chemoradiotherapy (chemotherapy and radiation therapy administered at the same time) in combination with EFAPROXYN, (ii) a Phase 1b/2 clinical trial of EFAPROXYN in patients with locally advanced cancer of the cervix receiving concurrent chemoradiotherapy, and (iii) a Phase 1b/2 study of EFAPROXYN administered with BCNU (carmustine) chemotherapy for the treatment of patients with recurrent malignant glioma, a type of primary brain cancer.

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

Clinical trials currently enrolling patients involving PDX include: (i) a Phase 1/2 single-agent study in patients with non-Hodgkin’s lymphoma or Hodgkin’s Disease, and (ii) a Phase 1 single-agent study to determine the maximum tolerated dose of PDX with vitamin B12 and folic acid supplementation in patients with NSCLC.

During the second quarter of 2005, enrollment was completed in a Phase 1 combination study of PDX with docetaxel in patients with advanced cancer, including NSCLC, and we completed our objective of identifying the maximum tolerated dose.

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

Series A Exchangeable Preferred Stock Financing

On March 2, 2005, we entered into a Securities Purchase Agreement with Warburg Pincus Private Equity VIII, L.P. (“Warburg”) and certain other investors pursuant to which we issued and sold an aggregate of 2,352,443 shares of Series A Exchangeable Preferred Stock (the “Exchangeable Preferred”) at a price per share of $22.10, for aggregate gross proceeds of approximately $52.0 million (“the Preferred Stock Financing”). We incurred offering expenses of approximately $3.1 million in connection with the sale of the Exchangeable Preferred, resulting in net proceeds to the Company of approximately $48.9 million. The shares were sold under our shelf Registration Statement on Form S-3 (File No. 333-113353) declared effective by the Securities and Exchange Commission on April 21, 2004. The closing of the sale of 2,262,443 shares of Exchangeable Preferred to Warburg occurred on March 4, 2005. The closing of the sale of an additional 90,000 shares of Exchangeable Preferred to certain other investors occurred on March 8, 2005. A summary of the material terms of the Preferred Stock Financing is contained in the “Recent Development” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004.

On May 18, 2005, at our 2005 Annual Meeting of Stockholders, our stockholders voted to approve the issuance of shares of our common stock upon exchange of shares of the Exchangeable Preferred.  As a result of such approval, on May 18, 2005, we issued a total of 23,524,430 shares of common stock upon exchange of 2,352,443 shares of Exchangeable Preferred.

Results of Operations

Research and Development. Research and development expenses include the costs of basic research, nonclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, patents, trademarks and licensing fees for new products.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(in millions)
Research and development	$3.4	$2.6	$5.4	$5.0

The $826,000 decrease in research and development expenses in the three months ended June 30, 2005 as compared to the same period in 2004 was due primarily to: (i) a $1,000,000 decrease in licensing fees related to a milestone payment for PDX made in the second quarter of 2004, (ii) a $277,000 decrease in regulatory fees related to our MAA filing in the second quarter of 2004, (iii) a $262,000 decrease in consulting costs related to our meeting with ODAC in the second quarter of 2004, (iv) a $173,000 decrease in personnel costs due to lower headcount, and (v) a $120,000 decrease in stock-based compensation expense, partially offset by a $1,033,000 increase in clinical trial costs, due primarily to increased patient enrollment in ENRICH.

The $466,000 decrease in research and development expenses in the six months ended June 30, 2005 as compared to the same period in 2004 was due primarily to: (i) a $1,000,000 decrease in licensing fees related to a milestone payment for PDX made in the second quarter of 2004, (ii) a $459,000 decrease in consulting costs related to our meeting with ODAC in the second quarter of 2004, (iii) a $388,000 decrease in personnel costs due to lower headcount and (iv) a $277,000 decrease in regulatory fees related to our MAA filing in the second quarter of 2004, partially offset by a $1,607,000 increase in clinical trial costs, due primarily to increased patient enrollment in ENRICH.

For the remainder of 2005, we expect our quarterly research and development expenses to increase moderately relative to the amount recorded for the three months ended June 30, 2005, due primarily to costs associated with increasing enrollment in our Phase 3 ENRICH trial. The amount and timing of the increased costs related to our clinical trials is difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, the rate of patient enrollment and the detailed design of future trials.

Clinical Manufacturing. Clinical manufacturing expenses include third party manufacturing costs for EFAPROXYN for use in clinical trials, costs associated with pre-commercial scale-up of manufacturing to support anticipated commercial requirements, and development activities for clinical trial material for PDX.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(in millions)
Clinical manufacturing	$1.4	$0.3	$2.2	$0.6

The $1.1 million decrease in clinical manufacturing expenses in the three months ended June 30, 2005 as compared to the same period in 2004 was due primarily to: (i) a $675,000 decrease in third-party manufacturing costs for bulk drug substance and formulated drug product for EFAPROXYN, (ii) a $283,000 decrease in third-party manufacturing costs for bulk drug substance and formulated drug product for PDX, and (iii) a $89,000 decrease in personnel costs due to lower headcount.

The $1.5 million decrease in clinical manufacturing expenses in the six months ended June 30, 2005 as compared to the same period in 2004 was due primarily to: (i) a $727,000 decrease in third-party manufacturing costs for bulk drug substance and formulated drug product for EFAPROXYN, (ii) a $495,000 decrease in third-party manufacturing costs for bulk drug substance and formulated drug product for PDX, and (iii) a $187,000 decrease in personnel costs due to lower headcount.

We currently have a sufficient supply of EFAPROXYN bulk drug substance and formulated drug product to support our EFAPROXYN clinical trial requirements for 2005.  In addition, we currently have a sufficient supply of PDX bulk drug substance to support our PDX clinical trial requirements for 2005, although we may need to purchase additional quantities of PDX formulated drug product.  As a result, we expect our clinical manufacturing expenses to remain stable for the second half of 2005 relative to the amount recorded for the six months ended June 30, 2005.

Marketing, General and Administrative. Marketing, general and administrative expenses include costs for pre-marketing activities, executive administration, corporate offices and related infrastructure, and corporate development.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(in millions)
Marketing, general and administrative	$2.4	$2.6	$5.0	$4.8

The $173,000 increase in marketing, general and administrative expenses in the three months ended June 30, 2005 as compared to the same period in 2004 was due primarily to a $595,000 increase in stock-based compensation expense primarily attributable to $462,000 of expense recorded in the second quarter of 2005 related to the amendment of certain stock options (see Footnote 5 of Part I. Financial Information in this Form 10-Q) and a $128,000 net recovery of stock-based compensation expense recorded in the second quarter of 2004, partially offset by: (i) a $181,000 decrease in consulting costs primarily relating to our compliance efforts with the Sarbanes Oxley Act of 2002 and consulting costs incurred in preparation for potential commercialization of EFAPROXYN, (ii) a $88,000 decrease in marketing costs, and (iii) a $75,000 decrease in public relations costs due to reduced use of third-party agencies.

The $147,000 decrease in marketing, general and administrative expenses in the six months ended June 30, 2005 as compared to the same period in 2004 was due primarily to a $524,000 increase in stock-based compensation expense primarily attributable to $462,000 of expense recorded in the second quarter of 2005 related to the amendment of certain stock options and a $56,000 net recovery of stock-based compensation expense recorded in the second quarter of 2004, partially offset by: (i) a $214,000 decrease in consulting costs primarily relating to our compliance efforts with the Sarbanes Oxley Act of 2002 and consulting costs incurred in preparation for potential commercialization of EFAPROXYN, and (ii) a $189,000 decrease in public relations costs due to reduced use of third-party agencies.

We expect our marketing, general and administrative expenses to moderately decrease for the second half of 2005 relative to the amount recorded for the six months ended June 30, 2005 as we expect a decrease in stock-based compensation expense.

Restructuring Costs. In January 2005, we executed agreements to sublease approximately three-quarters of the 12,708 square feet of excess space in our corporate offices located in Westminster, Colorado. The term of each sublease agreement is through the term of our office lease, or October 31, 2008. The actual rental payments to us under the sublease agreements approximate $230,000. As the Company’s obligations under our primary lease are in excess of the sum of the actual and expected sublease rental payments for this excess space, we recorded a loss of approximately $380,000 in restructuring costs during the six-month period ended June 30, 2005. There were no such restructuring costs for the six-month period ended June 30, 2004.

Interest and Other Income, Net. Interest income, net of interest expense, for the three months ended June 30, 2004 and 2005, was $111,000 and $507,000, respectively.  For the six-month periods ended June 30, 2004 and 2005, net interest income was $249,000 and $717,000, respectively.  The increases for the three- and six-month periods ended June 30, 2005, compared to the same periods in 2004, were primarily due to higher average investment balances and higher yields on United States government securities, high-grade commercial paper and corporate notes, and money market funds held by the Company.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements of common and preferred stock, a public equity financing, and interest income, which have resulted in net proceeds to us of $214.5 million through June 30, 2005. We have used $132.4 million of cash for operating activities from inception through June 30, 2005. Cash, cash equivalents, and short-term investments in marketable securities were $52.0 million at June 30, 2005.  Working capital was $51.9 million at June 30, 2005.  Net cash used in operating activities for the six-month periods ended June 30, 2004 and 2005 was $11.5 million and $10.6 million, respectively. Cash used in operating activities was primarily to fund net losses.

Net cash provided by investing activities for the six-month period ended June 30, 2004 was $8.8 million and consisted primarily of proceeds from maturities of investments in marketable securities, net of purchases of investments in marketable securities.  Net cash used in investing activities for the six-month period ended June 30, 2005 was $36.6 million and consisted primarily of purchases of investments in marketable securities, net of proceeds from maturities of investments in marketable securities.

Net cash provided by financing activities during the six-month period ended June 30, 2004 was $116,000 and resulted primarily from the exercise of common stock options.  Net cash provided by financing activities during the six-month period ended June 30, 2005 was $49.0 million and resulted primarily from the sale of shares of our Series A Exchangeable Preferred Stock to Warburg and certain other investors pursuant to the Securities Purchase Agreement dated March 2, 2005.

The following table shows our contractual obligations and commitments as of June 30, 2005.

	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years	Total
Operating lease obligations	$718,678	$1,478,138	$356,239	$—	$2,553,055
License agreement obligations	—	1,500,000	500,000	—	2,000,000
Purchase obligations	—	10,500,000	10,000,000	20,000,000	40,500,000
Total obligations	$718,678	$13,478,138	$10,856,239	$20,000,000	$45,053,055

Operating lease obligations represent future minimum rental commitments for noncancelable operating leases for our facilities and certain office equipment, net of $230,000 of sublease payments on excess space in our corporate offices.

License agreement obligations represent future milestone payments under our license agreement for PDX, due upon the passage of certain time periods after the effective date of the agreement, which could be paid earlier depending on the timing of achieving a development milestone.

Purchase obligations represent annual minimum purchase requirements of efaproxiral sodium from Hovione Inter Limited under our June 2005 Manufacturing Agreement, equal to $2,000,000 in calendar 2006, $3,500,000 in calendar 2007, $5,000,000 in calendar 2008, and $5,000,000 in each year thereafter through the end of the term of the agreement (equal to the 7th anniversary of the date we obtain approval from the FDA to market EFAPROXYN).  In the event that we do not meet these annual minimum purchase requirements, we have the option to pay extension fees to move the annual requirements out by one year.  These extension fees are equal to $100,000 for a first extension, $150,000 for a second extension, and $200,000 for a third and final extension, if necessary.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. We base our estimates on historical experience, available information and assumptions that we believe to be reasonable under the circumstances. We apply estimation methodologies consistently from period to period. The actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004. In addition, we consider our accounting policy related to cash, cash equivalents, and investments in marketable securities to be a critical accounting policy.  All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying values of our cash equivalents and investments in marketable securities approximate their market values based on quoted market prices. We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in marketable securities are classified as held to maturity and are carried at cost plus accrued interest.  Substantially all of our marketable securities are held in corporate notes with remaining maturities ranging from one to twenty months.

These critical accounting policies are subject to judgments and uncertainties, which affect the application of these policies. We have not made any changes in any of these critical accounting polices during the three months ended June 30, 2005.

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

No Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three-month period ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We believe the claims set forth in the pending lawsuit are without merit, and we intend to vigorously defend against them. This lawsuit has been tendered to our insurance carriers.  As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation.  If we are not successful in our defense against such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

In July 2005, a shareholder of the Company commenced a stockholder’s derivative action in the United States District Court for the District of Colorado against several current and former directors of the Company, naming the Company as a nominal defendant.  The factual allegations in the derivative action are substantially the same as the factual allegations in the purported securities class action lawsuit filed in May 2004.  Plaintiff contends that the individual defendants breached fiduciary duties owed to the Company, committed an “abuse of control,” gross mismanagement, waste of corporate assets, and unjust enrichment, and that one of the defendants is liable under the Sarbanes-Oxley Act.  As with the securities lawsuit, the litigation could result in substantial costs and diversion of management’s attention and resources, which could adversely affect our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2005 Annual Meeting of Stockholders on May 18, 2005. At such meeting, the following actions were voted upon:

a. Election of Directors

	For	Withheld
Stephen J. Hoffman, Ph.D., M.D.	26,711,536	627,429
Michael E. Hart	26,938,298	400,467
Michael D. Casey	26,259,713	1,079,252
Mark G. Edwards	26,722,357	616,608
Stewart Hen	26,942,345	396,620
Marvin E. Jaffe, M.D.	26,250,134	1,088,831
Jonathan S. Leff	26,929,605	409,360

b. Approval of issuance of shares of the Company’s common stock upon exchange of shares of the Company’s Series A Exchangeable Preferred Stock sold in the Preferred Stock Financing in March 2005.

For	Against	Abstentions
10,292,045	391,277	27,322

c. Ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005.

For	Against	Abstentions
27,218,446	93,934	26,585

ITEM 5.	OTHER INFORMATION	None

ITEM 6.	EXHIBITS
10.01* Manufacturing Agreement, effective May 30, 2005, between Allos and Hovione Inter Limited
31.01 Rule 13a-14(a) / 15d-14(a) Certification
32.01 Section 1350 Certification

* Confidential treatment has been requested with respect to portions of this exhibit.  Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2005	ALLOS THERAPEUTICS, INC.
/s/ Michael E. Hart
Michael E. Hart
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)