Form 10-Q
period 2005-09-30
ALLOS THERAPEUTICS INC
filed 2005-11-09
CIK 1097264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005.

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

Yes        ☒                            No          ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        ☐                            No          ☒

As of November 4, 2005, there were 55,033,303 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

This quarterly report on Form 10-Q consists of 20 pages.

ALLOS THERAPEUTICS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I. Financial Information
ITEM 1.	Financial Statements (unaudited)
Balance Sheets — as of December 31, 2004 and September 30, 2005
Statements of Operations — for the three— and nine-month periods ended September 30, 2004 and 2005 and the cumulative period from September 1, 1992 (date of inception) through September 30, 2005
Statements of Cash Flows — for the nine-month periods ended September 30, 2004 and 2005 and the cumulative period from September 1, 1992 (date of inception) through September 30, 2005
Notes to Financial Statements
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

PART I. FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.

BALANCE SHEETS

(unaudited)

	December 31,	September 30,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,108,726	$2,933,762
Restricted cash	550,000	550,000
Investments in marketable securities	22,601,805	49,287,579
Prepaid research and development expenses	272,061	275,968
Prepaid expenses and other assets	522,591	685,727
Total current assets	25,055,183	53,733,036
Investments in marketable securities	138,055	7,204,850
Property and equipment, net	980,242	747,893
Total assets	$26,173,480	$61,685,779
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and accrued expenses	$648,345	$715,863
Accrued research and development expenses	894,977	1,520,476
Accrued bonus and employee benefits	767,155	975,065
Total current liabilities	2,310,477	3,211,404
Commitments and contingencies (See Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2004 and September 30, 2005; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,000,000 shares designated from authorized preferred stock at December 31, 2004 and September 30, 2005; no shares issued or outstanding	—	—
Series A Exchangeable Preferred Stock, $0.001 par value; no and 2,714,932 shares designated from authorized preferred stock at December 31, 2004 and September 30, 2005, respectively; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized at December 31, 2004 and September 30, 2005; 31,175,783 and 55,015,757 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	31,176	55,016
Additional paid-in capital	181,453,476	231,492,527
Deferred compensation related to stock based compensation	(34,820)	(3,789)
Deficit accumulated during the development stage	(157,586,829)	(173,069,379)
Total stockholders’ equity	23,863,003	58,474,375
Total liabilities and stockholders’ equity	$26,173,480	$61,685,779

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from September 1, 1992 (date of inception) through September 30,
	2004	2005	2004	2005	2005

Operating expenses:
Research and development	$2,202,790	$3,000,993	$7,637,903	$7,969,922	$90,287,741
Clinical manufacturing	432,421	306,508	2,588,806	934,246	26,449,371
Marketing, general and administrative	2,034,721	2,005,397	6,989,233	6,813,021	66,051,507
Restructuring costs	—	—	—	380,086	1,018,156

Total operating expenses	4,669,932	5,312,898	17,215,942	16,097,275	183,806,775

Loss from operations	(4,669,932)	(5,312,898)	(17,215,942)	(16,097,275)	(183,806,775)
Gain on settlement claims	—	—	—	—	5,110,083
Interest and other income, net	115,989	521,637	364,887	1,238,214	15,863,777

Net loss	(4,553,943)	(4,791,261)	(16,851,055)	(14,859,061)	(162,832,915)

Dividend related to beneficial conversion feature of preferred stock	—	—	—	(623,489)	(10,236,464)

Net loss attributable to common stockholders	$(4,553,943)	$(4,791,261)	$(16,851,055)	$(15,482,550)	$(173,069,379)

Basic and diluted net loss per share	$(0.15)	$(0.09)	$(0.54)	$(0.36)

Weighted average shares outstanding: basic and diluted	31,153,489	55,015,757	31,134,311	43,045,637

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,		Cumulative Period From September 1, 1992 (date of inception) through
	2004	2005	September 30, 2005
Cash Flows From Operating Activities:
Net loss	$(16,851,055)	$(14,859,061)	$(162,832,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	413,284	318,918	2,692,825
Stock-based compensation	100,773	474,071	22,040,304
Write-off of long-term investment	—	—	1,000,000
Other	—	—	98,942
Changes in operating assets and liabilities:
Prepaids and other assets	44,924	(167,043)	(951,695)
Interest receivable on investments	94,569	(446,212)	(868,764)
Trade accounts payable and accrued expenses	(7,590)	67,518	715,863
Accrued research and development expenses	377,143	625,499	1,520,476
Accrued bonus and employee benefits	(43,423)	207,910	975,065
Net cash used in operating activities	(15,871,375)	(13,778,400)	(135,609,899)

Cash Flows From Investing Activities:
Acquisition of property and equipment	(46,171)	(86,569)	(3,186,533)
Purchases of marketable securities	(31,817,820)	(63,111,282)	(385,976,442)
Proceeds from sales of marketable securities	46,070,000	29,804,925	330,352,777
Purchase of long-term investment	—	—	(1,000,000)
Payments received on notes receivable	—	—	49,687
Net cash provided by (used in) investing activities	14,206,009	(33,392,926)	(59,760,511)

Cash Flows From Financing Activities:
Principal payments under capital leases	—	—	(422,088)
Proceeds from sales leaseback	—	—	120,492
Pledging restricted cash	—	—	(550,000)
Proceeds from issuance of preferred stock, net of issuance costs	—	48,839,831	89,125,640
Proceeds from issuance of common stock, associated with stock options and employee stock purchase plan	124,758	156,531	1,135,516
Proceeds from issuance of common stock, net of issuance costs	(8,279)	—	108,894,612
Net cash provided by financing activities	116,479	48,996,362	198,304,172
Net increase (decrease) in cash and cash equivalents	(1,548,887)	1,825,036	2,933,762
Cash and cash equivalents, beginning of period	4,642,305	1,108,726	—
Cash and cash equivalents, end of period	$3,093,418	$2,933,762	$2,933,762

Supplemental Schedule of Non-cash Operating and Financing Activities:
Cash paid for interest	$—	$—	$1,033,375
Issuance of stock in exchange for license agreement	—	—	40,000
Capital lease obligations incurred for acquisition of property and equipment	—	—	422,088
Issuance of stock in exchange for notes receivable	—	—	139,687
Issuance of common stock in exchange for Series A Exchangeable Preferred Stock	—	49,463,320	49,463,320

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc., a company in the development stage (referred to herein as the “Company,” “we,” “us” or “our”), included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows of the Company for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  Operating results for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2004 for a broader discussion of our business and the opportunities and risks inherent in such business.

We have never generated any revenue from product sales and have experienced significant net losses since our inception in 1992.  We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative expenses.  We expect to continue incurring net losses for the foreseeable future.  The presence and size of these potential net losses will depend, in large part, on if and when we obtain regulatory approval in the United States to market our lead product candidate, EFAPROXYN, as an adjunct to radiation therapy for the treatment of brain metastases originating from breast cancer. Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates.

Based upon the current status of our product development plans and our plans for anticipated commercialization of EFAPROXYN, we believe that our existing cash, cash equivalents, and investments in marketable securities will be adequate to satisfy our capital needs through at least the second quarter of 2007.  We anticipate continuing our current development programs and/or beginning other long-term development projects on new products or technologies. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. Therefore, we may need to obtain additional funds from outside sources to continue research and development activities, fund operating expenses, pursue regulatory approvals and build sales and marketing capabilities, as necessary. However, our actual capital requirements will depend on many factors, including:

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

2.              Cash, Cash Equivalents, and Investments in Marketable Securities

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying values of our cash equivalents and investments in marketable securities approximate their market values based on quoted market prices. We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in marketable securities are classified as held to maturity and are carried at cost plus accrued interest. Substantially all of our marketable securities are held in corporate notes with remaining maturities ranging from one to seventeen months.

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

4.              Series A Exchangeable Preferred Stock Financing

On March 2, 2005, we entered into a Securities Purchase Agreement with Warburg Pincus Private Equity VIII, L.P. (“Warburg”) and certain other investors pursuant to which we issued and sold an aggregate of 2,352,443 shares of Series A Exchangeable Preferred Stock (the “Exchangeable Preferred”) at a price per share of $22.10 (the “Preferred Purchase Price”), for aggregate gross proceeds of approximately $52.0 million (the “Preferred Stock Financing”). We incurred offering expenses of approximately $3.2 million in connection with the sale of the Exchangeable Preferred, resulting in net proceeds to the Company of approximately $48.8 million. The shares were sold under our shelf Registration Statement on Form S-3 (File No. 333-113353) declared effective by the Securities and Exchange Commission on April 21, 2004. The closing of the sale of 2,262,443 shares of Exchangeable Preferred to Warburg occurred on March 4, 2005. The closing of the sale of an additional 90,000 shares of Exchangeable Preferred to certain other investors occurred on March 8, 2005.

On May 18, 2005, at our 2005 Annual Meeting of Stockholders, our stockholders voted to approve the issuance of shares of our common stock upon exchange of shares of the Exchangeable Preferred.  As a result of such approval, on May 18, 2005, we issued a total of 23,524,430 shares of common stock upon exchange of 2,352,443 shares of Exchangeable Preferred (the “Share Exchange”).  As a result of the Share Exchange, we reclassified $48.8 million associated with the Exchangeable Preferred from temporary equity to common stock and additional paid in capital in the stockholders’ equity section of our balance sheet.

The Preferred Purchase Price represented a 7.5% discount to the 20-day trailing average closing price of our common stock on the Nasdaq National Market as of March 2, 2005, calculated on an as-exchanged for common stock basis.  In connection with the Share Exchange, we recorded a deemed dividend related to the beneficial conversion feature of the Exchangeable Preferred equal to $623,489, representing the difference between the effective conversion price per share of common stock and the market value per share of common stock as of the closing date of the Preferred Stock Financing.  As reflected on the Statements of Operations, this dividend increases the net loss attributable to common stockholders for the nine-month period ended September 30, 2005.

In connection with the sale of Exchangeable Preferred, we entered into a Registration Rights Agreement dated March 4, 2005 pursuant to which we granted certain registration rights with respect to the shares of common stock issued upon exchange of the Exchangeable Preferred.

Pursuant to the Securities Purchase Agreement, for so long as Warburg owns at least two-thirds of the shares of common stock issued upon exchange of such Exchangeable Preferred, we will nominate and use our reasonable best efforts to cause to be elected and cause to remain as directors on our board of directors two individuals designated by Warburg (each, an “Investor Designee” and collectively, the “Investor Designees”). If Warburg no longer has the right to designate two members of our board of directors, then, for so long as Warburg owns at least 50% of the shares of common stock issued upon exchange of such Exchangeable Preferred, we will nominate and use our reasonable best efforts to cause to be elected and cause to remain as a director on our board of directors, one Investor Designee. In addition, subject to applicable law and the rules and regulations of the Securities and Exchange Commission and the Nasdaq Stock Market, we will use our reasonable best efforts to cause one of the Investor Designees to be a member of each principal committee of our board of directors. Effective upon the closing of the sale of Exchangeable Preferred to Warburg on March 4, 2005, Messrs. Stewart Hen and Jonathan Leff, each of whom is a Managing Director of Warburg, were appointed to our board of directors pursuant to Warburg’s right to nominate directors.

On November 7, 2005, we filed a Certificate of Elimination of Series A Exchangeable Preferred Stock (the “Certificate of Elimination”) with the Secretary of State of the State of Delaware.  The Certificate of Elimination had the effect of eliminating from our Restated Certificate of Incorporation, as amended, all matters with respect to the Exchangeable Preferred set forth in the Certificate of Designations, Number, Voting Power, Preferences and Rights of Series A Exchangeable Preferred Stock (the “Certificate of Designations”) filed with the Secretary of State of the State of Delaware on March 3, 2005.  As a result of the Certificate of Elimination, all 2,714,932 shares of Exchangeable Preferred authorized pursuant to the Certificate of Designations have resumed their status as authorized and unissued Preferred Stock as of November 7, 2005.

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

On January 12, 2000, we granted Dr. Stephen J. Hoffman a stock option to purchase 328,971 shares of common stock at $2.42 per share (the “1995 Plan Option”) under the terms of our 1995 Stock Option Plan (the “1995 Plan”).  Dr. Hoffman has served as a member of our board of directors since 1994 and as our Chairman of the Board since December 2001.  He also served as our President and Chief Executive Officer from July 1994 to December 2001.  Effective February 28, 2003, we entered into a two-year consulting agreement with Dr. Hoffman and terminated the employment agreement previously entered into with him in January 2001.  The consulting agreement expired in accordance with its terms on February 28, 2005.  On May 18, 2005, in recognition of Dr. Hoffman’s efforts and services on behalf of the Company and as an incentive for Dr. Hoffman’s continued service as our non-executive Chairman of the Board, the Compensation Committee recommended and our board of directors approved an amendment to the 1995 Plan Option to extend the exercise period for such option until the earlier of (i) January 12, 2010 (the expiration date of such option), or (ii) three months after the date that Dr. Hoffman ceases to serve as a director of the Company.  Prior to such amendment, the 1995 Plan Option would have expired on May 28, 2005, or three months after the expiration of Dr. Hoffman’s consulting agreement with the Company.  Except as set forth above, the 1995 Plan Option remains in full force and effect in accordance with its original terms.  In conjunction with this amendment to the 1995 Plan Option, we recorded non-cash stock-based compensation expense of $462,000 during the three months ended June 30, 2005 in accordance with SFAS 123.  This expense is reflected in marketing, general and administrative expenses on the Statements of Operations for the nine-month period ended September 30, 2005.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three- and nine-month periods ended September 30, 2004 and 2005. Such pro forma disclosures may not be representative of the pro forma effect in future years because options vest over several years and additional grants may be made each year.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Net loss attributable to common stockholders, as reported	$(4,553,943)	$(4,791,261)	$(16,851,055)	$(15,482,550)
Add (deduct): Stock-based compensation expense (recovery) included in reported net loss	(48,406)	3,789	91,461	471,741

Deduct: Stock-based compensation expense as determined under the fair value based method	(317,314)	(279,139)	(1,390,450)	(1,475,303)

Pro forma net loss attributable to common stockholders	$(4,919,663)	$(5,066,611)	$(18,150,044)	$(16,486,112)

Basic and diluted net loss per share – as reported	$(0.15)	$(0.09)	$(0.54)	$(0.36)

Basic and diluted net loss per share – pro forma	$(0.16)	$(0.09)	$(0.58)	$(0.38)

The following assumptions were used in estimating the stock-based compensation expense, as determined under the fair value based method, for activity during the three- and nine-month periods ended September 30, 2004 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Stock option plans:
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	115%	82%	65% - 126%	82% - 85%
Risk free interest rate	2.8% - 3.9%	4.0% - 4.1%	2.6% - 5.5%	3.7% - 4.1%
Expected life (years)	3.0 - 5.0	5.0	3.0 - 5.0	4.0 – 5.0

Stock purchase plan:
Expected dividend yield	—	—	0%	0%
Expected stock price volatility	—	—	64% - 119%	69%
Risk free interest rate	—	—	0.94%	1.6%
Expected life (years)	—	—	1.5 – 2.0	2.0

6.              Net Loss Per Share

Basic and diluted net loss per share have been computed by dividing the net loss attributable to common stockholders for each period by the weighted average number of common shares outstanding during each respective period.  Securities as of September 30, 2004, and 2005 that are not included in the diluted net loss per share calculations, as the effect of including such securities was anti-dilutive, are as follows:

	September 30,
	2004	2005
Common stock options	3,867,619	4,015,793
Common stock warrants	1,706,893	1,706,893
	5,574,512	5,722,686

7.              Restructuring Costs

In January 2005, we executed agreements to sublease approximately three-quarters of the 12,708 square feet of excess space in our corporate offices located in Westminster, Colorado. The term of each sublease agreement is through the term of our office lease, or October 31, 2008. The actual rental payments to us under the sublease agreements approximate $230,000. As the Company’s obligations under our primary lease are in excess of the sum of the actual and expected sublease rental payments for this excess space, we recorded a loss of approximately $380,000 in the nine-month period ended September 30, 2005.  As of September 30, 2005, the amount remaining in accrued expenses relating to this loss was approximately $233,000.

8.              Commitments and Contingencies

Commitments

In August 2004, we entered into an agreement with a third party to provide certain trial management services in Europe and South America in connection with our pivotal Phase 3 trial of EFAPROXYN, for the treatment of brain metastases originating from breast cancer, which is called ENRICH (ENhancing whole brain Radiation therapy In patients with breast Cancer and Hypoxic brain metastases).  Under the terms of this agreement, we are required to pay this third party approximately $930,000 if a certain patient enrollment milestone is achieved in Europe and South America by July 16, 2006.  As of September 30, 2005, we have accrued a portion of the total potential milestone payment equal to the number of patients actually enrolled as compared to the patient enrollment milestone in the agreement.

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

Contingencies

The Company and one of our officers were named as defendants in a purported securities class action lawsuit filed in May 2004 in the United States District Court for the District of Colorado (the “District Court”). An amended complaint was filed in August 2004.  The lawsuit was brought on behalf of a purported class of purchasers of our securities during the period from May 29, 2003 to April 29, 2004, and was seeking unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN during this period and subsequent declines in our stock price.  On October 20, 2005, the District Court granted the defendants’ motion to dismiss and entered judgment in our favor.  The plaintiff has until November 19, 2005 to file any notice of appeal to the United States Court of Appeals for the Tenth Circuit.  It is not known whether plaintiff will seek an appeal.

We believe the claims set forth in the lawsuit were without merit, and we intend to vigorously defend against any appeal of the District Court’s judgment. This lawsuit has been tendered to our insurance carriers.  As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the litigation.  If an appeal were taken, the decision of the District Court were reversed, and we were not successful in our defense against such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims were successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

In July 2005, a shareholder of the Company commenced a stockholder's derivative action in the United States District Court for the District of Colorado (the "District Court") against several current and former directors of the Company, naming the Company as a nominal defendant.  The factual allegations in the derivative action were substantially the same as the factual allegations in the purported securities class action lawsuit filed in May 2004.  On November 2, 2005, the District Court granted the parties joint motion for voluntary dismissal and dismissed the case without prejudice.

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners, contractors, clinical sites and suppliers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or the use of our product candidates.  These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2005.

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

10.       Subsequent Event

On November 7, 2005, our board of directors approved an amendment and restatement of the 2000 Stock Incentive Compensation Plan (the "Plan"), to increase the aggregate number of shares of common stock authorized for issuance under the Plan by 3,500,000 shares, which would result in 4,125,315 shares (plus any shares that might in the future be returned to the Plan as a result of termination or expiration of awards) available for future issuance under the Plan and to provide that the number of shares of common stock that may be granted under the Plan to any one employee during any calendar year cannot exceed 2,000,000 shares.  This amendment is subject to stockholder approval.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements concerning our plans to continue development of our current product candidates; conduct clinical trials with respect to our product candidates; seek regulatory approvals; address certain markets; initiate marketing activities related to the potential commercialization of our products; raise additional capital; hire sales and marketing personnel; develop relationships with pharmaceutical companies; obtain and protect rights to technology; establish new collaborative and licensing agreements; and evaluate additional product candidates for in-license and subsequent clinical and commercial development. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in the discussion below and those described in the “Risk Factors” discussion of our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. As a result, you should not place undue reliance on these forward-looking statements. All forward-looking statements included in this report are based on information available to us as of the date hereof and we undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances, except as required by law. Forward-looking statements not specifically described above also may be found in these and other sections of this report.

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

We have never generated any revenue from product sales and have experienced significant net losses since our inception in 1992. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue incurring net losses for the foreseeable future. The presence and size of these potential net losses will depend, in large part, on if and when we obtain regulatory approval in the United States to market our lead product candidate, EFAPROXYN, as an adjunct to radiation therapy for the treatment of brain metastases originating from breast cancer. Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates.

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

In December 2003, we submitted a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, for approval to market EFAPROXYN in the United States as an adjunct to whole brain radiation therapy, or WBRT, for the treatment of patients with brain metastases originating from breast cancer. The NDA was based on the findings from our randomized, open label Phase 3 clinical trial of EFAPROXYN in patients with brain metastases, called REACH, which demonstrated a statistically significant survival benefit in patients with brain metastases originating from breast cancer, a subgroup of patients that was not prospectively defined as an intent-to-treat subgroup.  The results from the REACH trial were announced in April 2003. In May 2004, the FDA’s Oncologic Drug Advisory Committee, or ODAC, reviewed the NDA and voted not to recommend approval of EFAPROXYN for this indication based on the data from the REACH trial. However, in June 2004, the FDA issued an “approvable letter” in which it indicated that before the NDA may be approved, it would be necessary for us to successfully complete our ongoing Phase 3 clinical trial of EFAPROXYN in patients with brain metastases originating from breast cancer and submit the results as a NDA amendment for the FDA’s review. In the letter, the FDA stated, “if the study shows effectiveness in this population (increased survival) using the pre specified analysis, and the study is otherwise satisfactory, we believe it would, together with the subset result in the [REACH trial], support approval.”

The ongoing Phase 3 trial referenced in the FDA’s approvable letter was initiated in February 2004. This pivotal Phase 3 trial, which is called ENRICH (ENhancing whole brain Radiation therapy In patients with breast Cancer and Hypoxic brain metastases), will seek to enroll approximately 360 patients at up to 125 cancer centers across North America, Europe and South America.  As of September 30, 2005, more than 100 of the planned 125 cancer centers were open for enrollment.  The primary endpoint of the trial will measure the difference in survival between patients receiving WBRT plus supplemental oxygen, with or without EFAPROXYN. We currently anticipate that enrollment in the trial will be completed during the second half of 2006, with preliminary results becoming available approximately six months thereafter.

In June 2004, we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMEA, for approval to market EFAPROXYN in Europe as an adjunct to WBRT for the treatment of patients with brain metastases originating from breast cancer.  As with our NDA, the MAA was based on the findings from the REACH trial.  On October 11, 2005, we withdrew the MAA as a result of the Rapporteurs’ Day 180 Joint Assessment Report, which concluded that the existing data package was not sufficient to support approval.   Although we can provide no assurances, we believe that our ongoing ENRICH trial, if positive, together with other supporting data, should allow us to address the EMEA’s concerns regarding EFAPROXYN and provide the additional data necessary to support the filing of a new MAA and the future approval of EFAPROXYN for the treatment of brain metastases originating from breast cancer in Europe.

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

Clinical trials currently enrolling patients involving PDX include: (i) a Phase 1/2 single-agent study in patients with non-Hodgkin’s lymphoma or Hodgkin’s Disease, and (ii) a Phase 1 single-agent study to determine the maximum tolerated dose of PDX with vitamin B12 and folic acid supplementation in patients with NSCLC.  We currently anticipate that enrollment in these trials will be completed during 2006.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(in millions)
Research and development	$2.2	$3.0	$7.6	$8.0

The $798,000 increase in research and development expenses in the three months ended September 30, 2005 as compared to the same period in 2004 was due primarily to a $1,059,000 increase in clinical trial costs, primarily relating to increased patient enrollment in ENRICH, partially offset by a $320,000 decrease in nonclinical study costs for PDX.

The $332,000 increase in research and development expenses in the nine months ended September 30, 2005 as compared to the same period in 2004 was due primarily to a $2,666,000 increase in clinical trial costs, primarily relating to increased patient enrollment in ENRICH, partially offset by the following: (i) a $1,000,000 decrease in licensing fees related to a milestone payment for PDX made in June 2004, (ii) a $419,000 decrease in personnel costs due to lower headcount, (iii) a $396,000 decrease in consulting costs related to our meeting with ODAC in May 2004, (iv) a $277,000 decrease in regulatory fees related to our MAA filing in June 2004, and (v) a $171,000 decrease in nonclinical study costs for PDX.

We expect our research and development expenses for the three months ended December 31, 2005 to remain approximately level relative to the amount recorded for the three months ended September 30, 2005.  The amount and timing of the costs related to our clinical trials is difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, the rate of patient enrollment and the detailed design of future trials.

Clinical Manufacturing. Clinical manufacturing expenses include third party manufacturing costs for EFAPROXYN for use in clinical trials, costs associated with pre-commercial scale-up of manufacturing to support anticipated commercial requirements, and development activities for clinical trial material for PDX.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(in millions)
Clinical manufacturing	$0.4	$0.3	$2.6	$0.9

The $126,000 decrease in clinical manufacturing expenses in the three months ended September 30, 2005 as compared to the same period in 2004 was due primarily to a $117,000 decrease in third-party manufacturing costs for bulk drug substance and formulated drug product for PDX.

The $1,655,000 decrease in clinical manufacturing expenses in the nine months ended September 30, 2005 as compared to the same period in 2004 was due primarily to the following: (i) $690,000 and $610,000 decreases in third-party manufacturing costs for bulk drug substance and formulated drug product for EFAPROXYN and PDX, respectively, as our supplies of both EFAPROXYN and PDX bulk drug substance and formulated drug product were sufficient during the nine months ended September 30, 2005 to support our anticipated clinical trial requirements for the remainder of 2005, and (ii) a $207,000 decrease in personnel costs due to lower headcount.

We expect our clinical manufacturing expenses for the three months ended December 31, 2005 to remain approximately level relative to the amount recorded for the three months ended September 30, 2005.

Marketing, General and Administrative. Marketing, general and administrative expenses include costs for pre-marketing activities, executive administration, corporate offices and related infrastructure, and corporate development.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(in millions)
Marketing, general and administrative	$2.0	$2.0	$7.0	$6.8

 Our marketing, general and administrative expenses for the three months ended September 30, 2005 remained stable relative to the comparative period in the prior year.

The $176,000 decrease in marketing, general and administrative expenses in the nine months ended September 30, 2005 as compared to the same period in 2004 was due primarily to the following: (i) a $302,000 decrease in third-party legal fees relating to general corporate matters and the purported securities class action lawsuit filed in May 2004, (ii) a $281,000 decrease in public relations costs due to reduced use of third-party agencies, (iii) a $94,000 decrease in depreciation and amortization expense relating to our property and equipment, and (iv) a $91,000 decrease in our facilities costs primarily attributable to the January 2005 sublease of excess space in our corporate offices,  partially offset by a $576,000 increase in stock-based compensation expense primarily attributable to $462,000 of expense recorded in the second quarter of 2005 related to the amendment of certain stock options and a $104,000 net recovery of stock-based compensation expense recorded in the nine months ended September 30, 2004.

We expect our marketing, general and administrative expenses for the three months ending December 31, 2005 to remain approximately level relative to the amount recorded for the three months ended September 30, 2005.

Restructuring Costs.   In January 2005, we executed agreements to sublease approximately three-quarters of the 12,708 square feet of excess space in our corporate offices located in Westminster, Colorado. The term of each sublease agreement is through the term of our office lease, or October 31, 2008. The actual rental payments to us under the sublease agreements approximate $230,000. As the Company’s obligations under our primary lease are in excess of the sum of the actual and expected sublease rental payments for this excess space, we recorded a loss of approximately $380,000 in restructuring costs during the nine-month period ended September 30, 2005.  As of September 30, 2005, the amount remaining in accrued expenses relating to this loss was approximately $233,000. There were no such restructuring costs for the nine-month period ended September 30, 2004.

Interest and Other Income, Net.  Interest income, net of interest expense, for the three months ended September 30, 2004 and 2005, was $116,000 and $522,000, respectively.  For the nine-month periods ended September 30, 2004 and 2005, net interest income was $365,000 and $1,238,000, respectively.  The increases for the three- and nine-month periods ended September 30, 2005, compared to the same periods in 2004, were primarily due to higher average investment balances resulting from the Preferred Stock Financing and higher yields on United States government securities, high-grade commercial paper and corporate notes, and money market funds held by the Company.

Liquidity and Capital Resources

Our cash, cash equivalents, and investments in marketable securities amounted to $59.4 million at September 30, 2005.  From our inception on September 1, 1992 to September 30, 2005, we have funded our operations primarily with $199.2 million of net proceeds from a public equity financing and private placements of common and preferred stock, and $15.9 million from net interest income earned on cash equivalents and investments.  We have used $135.6 million of cash for operating activities from inception through September 30, 2005.  Net cash used in operating activities for the nine-month periods ended September 30, 2004 and 2005 was $15.9 million and $13.8 million, respectively, and was used primarily to fund net losses.

Net cash provided by investing activities for the nine-month period ended September 30, 2004 was $14.2 million and consisted primarily of proceeds from maturities of investments in marketable securities, net of purchases of investments in marketable securities.  Net cash used in investing activities for the nine-month period ended September 30, 2005 was $33.4 million and consisted primarily of purchases of investments in marketable securities, net of proceeds from maturities of investments in marketable securities.

Net cash provided by financing activities during the nine-month period ended September 30, 2004 was $116,000 and resulted primarily from the exercise of common stock options and sales of stock under our employee stock purchase plan.  Net cash provided by financing activities during the nine-month period ended September 30, 2005 was $49.0 million and resulted primarily from the sale of shares of our Series A Exchangeable Preferred Stock (the “Exchangeable Preferred”) to Warburg Private Equity VIII, L.P. and certain other investors pursuant to the Securities Purchase Agreement dated March 2, 2005, resulting in net proceeds to the Company of approximately $48.8 million.  On May 18, 2005, at our 2005 Annual Meeting of Stockholders, our stockholders voted to approve the issuance of shares of our common stock upon exchange of shares of the Exchangeable Preferred.  As a result of such approval, on May 18, 2005, we issued a total of 23,524,430 shares of common stock upon exchange of 2,352,443 shares of Exchangeable Preferred.

The following table shows our contractual obligations and commitments as of September 30, 2005.

	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years	Total
Operating lease obligations	$719,000	$1,551,000	$148,000	$—	$2,418,000
Contingent payment obligations	930,000				930,000
License agreement obligations	—	1,000,000	1,000,000	—	2,000,000
Purchase obligations	—	10,500,000	10,000,000	20,000,000	40,500,000
Total obligations	$1,649,000	$13,051,000	$11,148,000	$20,000,000	$45,848,000

Operating lease obligations represent future minimum rental commitments for noncancelable operating leases for our facilities and certain office equipment, net of $224,000 of sublease payments on excess space in our corporate offices.

Contingent payment obligations represent a potential milestone payment that may be required under the terms of an August 2004 agreement with a third party to provide certain trial management services in Europe and South America in connection with the ENRICH trial.  Under the terms of this agreement, we are required to pay this third party approximately $930,000 if a certain patient enrollment milestone is achieved in Europe and South America by July 16, 2006.  As of September 30, 2005, we have accrued a portion of the total potential milestone payment equal to the number of patients actually enrolled as compared to the patient enrollment milestone in the agreement.

License agreement obligations represent future milestone payments under our license agreement for PDX, due upon the passage of certain time periods after the effective date of the agreement, which could be paid earlier depending on the timing of achieving a development milestone.

Purchase obligations represent annual minimum purchase requirements of efaproxiral sodium from Hovione Inter Limited under our June 2005 Manufacturing Agreement, equal to $2,000,000 in 2006, $3,500,000 in 2007, $5,000,000 in 2008, and $5,000,000 in each year thereafter through the end of the term of the agreement (equal to the 7th anniversary of the date we obtain approval from the FDA to market EFAPROXYN).  In the event that we do not meet these annual minimum purchase requirements, we have the option to pay extension fees to move the annual requirements out by one year.  These extension fees are equal to $100,000 for a first extension, $150,000 for a second extension, and $200,000 for a third and final extension, if necessary.

Based upon the current status of our product development plans and our plans for anticipated commercialization of EFAPROXYN, we believe that our existing cash, cash equivalents, and investments in marketable securities will be adequate to satisfy our capital needs through at least the second quarter of 2007.  We anticipate continuing our current development programs and/or beginning other long-term development projects on new products or technologies.  These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful.  Therefore, we may need to obtain additional funds from outside sources to continue research and development activities, fund operating expenses, pursue regulatory approvals and build sales and marketing capabilities, as necessary. However, our actual capital requirements will depend on many factors, including:

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. We base our estimates on historical experience, available information and assumptions that we believe to be reasonable under the circumstances. We apply estimation methodologies consistently from period to period. The actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004. In addition, we consider our accounting policy related to cash, cash equivalents, and investments in marketable securities to be a critical accounting policy.  All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying values of our cash equivalents and investments in marketable securities approximate their market values based on quoted market prices. We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in marketable securities are classified as held to maturity and are carried at cost plus accrued interest.  Substantially all of our marketable securities are held in corporate notes with remaining maturities ranging from one to seventeen months.

These critical accounting policies are subject to judgments and uncertainties, which affect the application of these policies. We have not made any changes in any of these critical accounting polices during the three months ended September 30, 2005.

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

•                  Changes in accounting rules and regulations, such as accounting for stock-based compensation that could have a significant adverse impact on our results of operations, causing our stock price to decline and negatively impacting our efforts to obtain adequate financing.

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

ITEM 4.                                                     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive and financial officer (the “Evaluating Officer”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, our management, including the Evaluating Officer, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Evaluating Officer, as appropriate, to allow timely decisions regarding required disclosure.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three-month period ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

The Company and one of our officers were named as defendants in a purported securities class action lawsuit filed in May 2004 in the United States District Court for the District of Colorado (the “District Court”). An amended complaint was filed in August 2004.  The lawsuit was brought on behalf of a purported class of purchasers of our securities during the period from May 29, 2003 to April 29, 2004, and was seeking unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN during this period and subsequent declines in our stock price.  On October 20, 2005, the District Court granted the defendants’ motion to dismiss and entered judgment in our favor.  The plaintiff has until November 19, 2005 to file any notice of appeal to the United States Court of Appeals for the Tenth Circuit.  It is not known whether plaintiff will seek an appeal.

We believe the claims set forth in the lawsuit were without merit, and we intend to vigorously defend against any appeal of the District Court’s judgment. This lawsuit has been tendered to our insurance carriers.  As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the litigation.  If an appeal were taken, the decision of the District Court were reversed, and we were not successful in our defense against such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims were successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

In July 2005, a shareholder of the Company commenced a stockholder's derivative action in the United States District Court for the District of Colorado (the "District Court") against several current and former directors of the Company, naming the Company as a nominal defendant.  The factual allegations in the derivative action were substantially the same as the factual allegations in the purported securities class action lawsuit filed in May 2004.  On November 2, 2005, the District Court granted the parties joint motion for voluntary dismissal and dismissed the case without prejudice.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS		None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES		None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS		None

ITEM 5.	OTHER INFORMATION		None

Procedures for Stockholders Submitting Recommendations for the Nomination of Directors

In September 2005, the Company's Nominating and Corporate Governance Committee of the Board of Directors adopted procedures to be followed by the Company's stockholders in submitting recommendations for the nomination of directors. The Nominating Committee Procedures for Stockholders Submitting Recommendations for the Nomination of Directors is attached hereto as Exhibit 99.1 and incorporated herein by reference.

Elimination of Series A Exchangeable Preferred Stock

On November 7, 2005, we filed a Certificate of Elimination of Series A Exchangeable Preferred Stock (the "Certificate of Elimination") with the Secretary of State of the State of Delaware. The Certificate of Elimination had the effect of eliminating from our Restated Certificate of Incorporation, as amended, all matters with respect to the Company’s Series A Exchangeable Preferred Stock set forth in the Certificate of Designations, Number, Voting Power, Preferences and Rights of Series A Exchangeable Preferred Stock (the "Certificate of Designations") filed with the Secretary of State of the State of Delaware on March 3, 2005. As a result of the Certificate of Elimination, all 2,714,932 shares of Series A Exchangeable Preferred Stock authorized pursuant to the Certificate of Designations have resumed their status as authorized and unissued Preferred Stock as of November 7, 2005. The Certificate of Elimination is attached hereto as Exhibit 3.04 and incorporated herein by reference.

ITEM 6.	EXHIBITS
	3.01*	Amended and Restated Certificate of Incorporation.
	3.02*	Certificate of Designation of Series A Junior Participating Preferred Stock.
	3.03*	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Exchangeable Preferred Stock.
	3.04	Certificate of Elimination of Series A Exchangeable Preferred Stock.
	31.01	Rule 13a-14(a) / 15d-14(a) Certification.
	32.01	Section 1350 Certification.
	99.1	Nominating Committee Procedures for Stockholders Submitting Recommendations for the Nomination of Directors.

* Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2005	ALLOS THERAPEUTICS, INC.
/s/ Michael E. Hart
Michael E. Hart
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)