Form 10-K
period 2005-12-31
ALLOS THERAPEUTICS INC
filed 2006-03-09
CIK 1097264

Use these links to rapidly review the document
TABLE OF CONTENTS
Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2005.
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

Common Stock $.001 Par Value
(Title of Class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of March 6, 2006, there were 55,078,969 shares of the registrant's common stock outstanding and the approximate aggregate market value of such shares held by nonaffiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ National Market on June 30, 2005) was $69,453,551. Shares of the registrant's common stock held by each current executive officer and director and by each shareholder who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 10% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13D filed with the Commission and is as of December 31, 2005. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein.

PART I

        Allos Therapeutics, Inc., the Allos Therapeutics, Inc. logo, EFAPROXYN™ (efaproxiral), and all other Allos names are trademarks of Allos Therapeutics, Inc. in the United States and in other selected countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to "Allos," the "Company," "we," "us," and "our" refer to Allos Therapeutics, Inc.

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements concerning our projected timelines for the performance of interim analyses, completion of enrollment and announcement of results from our ongoing clinical trials, including our Phase 3 ENRICH trial; the potential for the results of our Phase 3 ENRICH trial to support marketing approval of EFAPROXYN in the United States or Europe; our intent and projected timelines to initiate a Phase 2 clinical trial of PDX in patients with relapsed or refractory peripheral T-cell lymphoma; other statements regarding our future product development and regulatory strategies, including our intent to develop or seek regulatory approval for our product candidates in specific indications; the ability of our third-party manufacturing parties to support our requirements for drug supply; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements which are other than statements of historical fact. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed under the captions "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward-looking statements included in this report are based on information available to us as of the date hereof and we undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances. Forward-looking statements not specifically described above also may be found in these and other sections of this report.

ITEM 1. BUSINESS

Overview

        Allos Therapeutics, Inc. is a biopharmaceutical company that is focused on developing and commercializing innovative small molecule drugs for improving cancer treatments. Small molecule drugs, in general, are non-protein products produced by chemical synthesis rather than biological methods. We strive to develop drugs that improve the treatment of cancer and enhance the power of current therapies. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or together with one or more potential strategic partners. Our focus is on product opportunities that leverage our internal clinical development and regulatory expertise and address important medical markets. We may also endeavor from time to time to grow our existing portfolio of product candidates through product acquisition and in-licensing efforts.

        We have three product candidates that are currently under development, EFAPROXYN (efaproxiral), PDX (pralatrexate) and RH1.

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

    In December 2003, we submitted a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, for approval to market EFAPROXYN in the United States as an adjunct to whole brain radiation therapy, or WBRT, for the treatment of patients with brain metastases originating from breast cancer. The NDA was based on the findings from our randomized, open label Phase 3 clinical trial of EFAPROXYN in patients with brain metastases, called REACH, which demonstrated a statistically significant survival benefit in patients with brain metastases originating from breast cancer, a subgroup of patients that was not prospectively defined as an intent-to-treat subgroup. The results from the REACH trial were announced in April 2003. In May 2004, the FDA's Oncologic Drug Advisory Committee reviewed the NDA and voted not to recommend approval of EFAPROXYN for this indication based on the data from the REACH trial. However, in June 2004, the FDA issued an "approvable letter" in which it indicated that the NDA may be approved if we successfully complete our ongoing Phase 3 clinical trial of EFAPROXYN in patients with brain metastases originating from breast cancer and submit the results as a NDA amendment for the FDA's review. In the letter, the FDA stated, "if the study shows effectiveness in this population (increased survival) using the pre specified analysis, and the study is otherwise satisfactory, we believe it would, together with the subset result in the [REACH trial], support approval."

    The ongoing Phase 3 trial referenced in the FDA's approvable letter was initiated in February 2004. This pivotal Phase 3 trial, which is called ENRICH (ENhancing whole brain Radiation therapy In patients with breast Cancer and Hypoxic brain metastases), will seek to enroll approximately 360 patients at up to 125 cancer centers across North America, Europe and South America. The primary endpoint of the trial will measure the difference in survival between patients receiving WBRT plus supplemental oxygen, with or without EFAPROXYN. We currently anticipate that enrollment in the trial will be completed during the second half of 2006, with preliminary results becoming available during the first half of 2007.

    In June 2004, we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMEA, for approval to market EFAPROXYN in Europe as an adjunct to WBRT for the treatment of patients with brain metastases originating from breast cancer. As with our NDA, the MAA was based on the findings from the REACH trial. On October 11, 2005, we withdrew the MAA as a result of the Rapporteurs' Day 180 Joint Assessment Report, which concluded that the existing data package was not sufficient to support approval. Although we can provide no assurances, we believe that our ongoing ENRICH trial, if positive, together with other supporting data, should allow us to address the EMEA's concerns regarding EFAPROXYN and provide the additional data necessary to support the filing of a new MAA and the future approval of EFAPROXYN in Europe for the treatment of patients with brain metastases originating from breast cancer.

    In August 2004, the FDA awarded orphan drug status to EFAPROXYN for use as an adjunct to WBRT for the treatment of patients with brain metastases originating from breast cancer. The FDA may award orphan drug designation to drugs that target conditions affecting 200,000 or fewer patients per year in the United States and provide a significant therapeutic advantage over existing treatments. The orphan drug designation provides for marketing exclusivity in the United States for seven years following marketing approval by the FDA.

    In addition to the Phase 3 ENRICH trial, we are currently enrolling patients in the following clinical trials involving EFAPROXYN:

    •
    a Phase 1 clinical trial in patients with locally advanced non-small cell lung cancer, or NSCLC, receiving concurrent chemoradiotherapy (chemotherapy and radiation therapy administered at the same time) in combination with EFAPROXYN; and

    •
    a Phase 1b/2 clinical trial of EFAPROXYN in patients with locally advanced cancer of the cervix receiving concurrent chemoradiotherapy.

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

    In December 2005, we announced the presentation of interim results from a Phase 1/2 single-agent study of PDX in patients with relapsed or refractory non-Hodgkin's lymphoma and Hodgkin's disease, which is currently being conducted at Memorial Sloan Kettering Cancer Center. The interim results, which were presented at the 2005 American Society of Hematology Annual Meeting, demonstrated preliminary evidence of PDX activity in patients with various subtypes of T-cell lymphoma. Notably, four of seven evaluable patients with T-cell lymphoma achieved a complete response following treatment with PDX, despite having failed multiple prior therapies. Moreover, the addition of vitamins to the treatment regimen also appeared to successfully mitigate the previously established dose limiting toxicity of stomatitis, or mouth ulcers.

    Based on the interim results from the Phase 1/2 study of PDX in patients with non-Hodgkin's lymphoma, coupled with the futility of current treatment regimens, we plan to initiate a Phase 2, open-label, multi-center study of PDX in patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL, which we hope may provide the basis to obtain marketing approval for PDX in this indication. We currently plan to initiate this study during the second or third quarter of 2006.

    We are also currently enrolling patients in a Phase 1 dose escalation study of PDX with vitamin B12 and folic acid supplementation in patients with previously treated advanced NSCLC. The determination of the maximum tolerated dose of PDX in combination with vitamin supplementation will be essential for further development in this indication.

  •
  RH1 is a small molecule chemotherapeutic agent that is bioactivated by the enzyme DT-diaphorase, or DTD, which is over-expressed in many tumors relative to normal tissue, including lung, colon, breast and liver tumors. Because RH1 is bioactivated in the presence of DTD, it has the potential to provide targeted drug delivery to these tumor types while limiting the toxicity to normal tissue. RH1 has undergone in vivo efficacy testing by the Developmental Therapeutics Program of the National Cancer Institute and has demonstrated significant activity in both NSCLC and ovarian tumor models.

    RH1 is currently being evaluated in patients with advanced solid tumors refractory to other chemotherapy regimens in an open label, Phase 1 dose escalation study to determine the maximum tolerated dose by testing the safety, tolerability and pharmacokinetics of escalating doses of RH1.

        We have never generated any revenue from product sales and have experienced significant net losses since our inception in 1992. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue incurring net losses for the foreseeable future. The presence and size of these potential net losses will depend, in large part, on if and when we obtain regulatory approval in the United States or Europe to market EFAPROXYN as an adjunct to WBRT for the treatment of patients with brain metastases originating from breast cancer. Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates.

        We incorporated in the Commonwealth of Virginia on September 1, 1992 as HemoTech Sciences, Inc. and filed amended Articles of Incorporation to change our name to Allos Therapeutics, Inc. on October 19, 1994. We reincorporated in Delaware on October 28, 1996. We operate as a single business segment.

Current Cancer Therapies

        According to an independent healthcare research company, the worldwide oncology drug market is expected to reach approximately $44 billion in 2006. Despite the enormous effort undertaken by the pharmaceutical industry to develop oncology products, cancer is the second leading cause of death of Americans and remains a largely unmet medical need. In the United States, approximately 1.4 million new cases of cancer are diagnosed each year, and approximately 565,000 patients die each year of cancer.

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

        Radiation therapy is one of the principal non-surgical means of treating malignant tumors in patients with cancer. Radiation therapy (sometimes called radiotherapy) is the treatment of disease using penetrating beams of high-energy waves or streams of particles called radiation. Currently more than half of all cancer patients receive radiation therapy at some point during their cancer treatment and an estimated 700,000 cancer patients in the United States receive radiation therapy each year. Radiation therapy is used to cure certain cancers, to control local tumor invasion and thus prolong life, and to treat symptomatic problems in patients who are expected to die of their cancer.

        Chemotherapy involves the systemic use of chemical agents to help kill tumor cells, control or prevent the growth of cancerous tumors, while attempting to limit the damage to normal cells. Chemotherapy is useful in fighting cancer that has spread to other parts of the body and cannot be easily detected or treated with surgery or radiation therapy. In this way, chemotherapy is different from local treatments such as surgery or radiation therapy, which target only specific areas of the body. Chemotherapy can be used in combination with surgery and/or radiation therapy. Approximately half of all cancer patients receive chemotherapy at some point during their cancer treatment and an estimated 700,000 cancer patients in the United States receive chemotherapy each year.

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

  •
  Obtain regulatory approval to market EFAPROXYN.  We are currently focused on completing our Phase 3 ENRICH trial and, if the results are positive, obtaining regulatory approval in the United States and Europe to market EFAPROXYN as an adjunct to WBRT for the treatment of patients with brain metastases originating from breast cancer. We may pursue regulatory approvals in other countries if deemed strategically and economically feasible. In addition, in the event we obtain regulatory approval to market EFAPROXYN, we intend to expand our clinical development activities involving EFAPROXYN to pursue additional labels for which there is evidence of clinical benefit.

  •
  Advance the development of PDX and RH1.  We plan to evaluate PDX and RH1 for oncology use as single agents or in combination with other therapies in target indications that we believe offer the most expedient pathway to marketing approval. In the near term, we plan to initiate a Phase 2 trial of PDX in PTCL, which we hope may provide the basis to obtain marketing approval for PDX in this indication.

  •
  Expand our product candidate portfolio.  We may pursue opportunities from time to time to expand our product candidate portfolio by identifying and evaluating new compounds that have demonstrated potential in preclinical or clinical studies and are synergistic with our existing oncology portfolio. Our intent is to build a strong and continual pipeline of novel and powerful drug candidates.

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

Our Product Candidates

        The following table summarizes the target indications and clinical development status of our product candidates:

Product Candidate	Target Indications	Clinical Program Status
EFAPROXYN:
Radiation Sensitizer	Brain Metastases from Breast Cancer	Phase 3 ongoing
	Stage IIIA/IIIB NSCLC	Phase 1 ongoing
	Cervical Cancer	Phase 1b/2 ongoing
PDX:
Chemotherapy	Stage IIIB-IV NSCLC	Phase 1 ongoing
	Non-Hodgkin's Lymphoma and Hodgkin's Disease	Phase 1/2 ongoing
	PTCL	Phase 2 planned
RH1:
Chemotherapy	Solid Tumors	Phase 1 ongoing

EFAPROXYN (efaproxiral)

EFAPROXYN as a Radiation Sensitizer

        EFAPROXYN is a synthetic small molecule being developed for use as an adjunct to radiation therapy in the treatment of cancer. Approximately 600 patients have been treated with EFAPROXYN in conjunction with radiation therapy in 11 clinical trials, not including ENRICH. The results have shown that EFAPROXYN is generally well tolerated and has an acceptable safety profile for use in cancer patients.

Scientific Rationale

        Oxygen is indispensable to all human tissues. It is transported through the body by hemoglobin, a protein contained within red blood cells, and is consumed in the production of energy for sustaining life. When hemoglobin returns to the lungs, it replenishes its store of oxygen for its next circulation through the body.

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

        Malignant tumors often have a poorly regulated blood supply, caused by the disorganized and disorderly growth of new blood vessels into the tumor. This results in a large number of tumor cells being further away from a blood vessel, resulting in an increased diffusion distance from the vessel to the cells. In addition, because malignant tumors often grow rapidly, they consume high levels of oxygen. This high level of oxygen consumption, combined with the poorly regulated blood supply and increased oxygen diffusion distances from the vessels to the cells, generally results in tumor hypoxia, or oxygen-deprived regions of the tumor. In most tumors studied, up to 80% of the tumor is hypoxic. While hypoxia is deadly to most cells, cancer cells undergo genetic and adaptive changes that allow them to survive and even proliferate in a hypoxic environment. Because oxygen is a necessary component for the effectiveness of radiation therapy, tumor hypoxia may limit the effectiveness of radiation therapy in controlling tumor growth and killing cancer cells.

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

EFAPROXYN and WBRT in the treatment of Brain Metastases Originating from Breast Cancer

        Brain metastases occur in approximately 175,000 patients per year in the United States. WBRT for the treatment of brain metastases is administered to approximately 125,000 patients per year in the United States and is intended to prevent or reduce complications and extend survival. Cancers that metastasize to the brain most often originate in the breast, lungs, kidneys or melanoma in the skin. Breast cancer is the second most common cause of brain metastases, accounting for 15% to 20% of the total incidence of brain metastases. Approximately 213,000 women are expected to be diagnosed with breast cancer in the United States in 2006. The median survival of patients with brain metastases originating from breast cancer who receive WBRT is approximately 4.6 months. A patient's survival time can vary depending on various clinical factors such as age, general health, whether the primary cancer is controlled and the extent of cancer metastases to other regions in the body. Approximately half of patients with brain metastases die from disease progression in the brain, and the remainder die from disease progression in other regions in the body. Although WBRT is the primary therapy for these patients, the effectiveness of WBRT may be limited by tumor hypoxia, which has been shown to decrease the radiation sensitivity of solid tumors. As a result, we believe the addition of EFAPROXYN to WBRT may decrease tumor hypoxia, improve the sensitivity of solid tumors to radiation therapy, and increase the effectiveness of WBRT, thereby leading to improved patient outcomes.

        In February 2000, we initiated a randomized, open label Phase 3 clinical trial, called REACH, designed to demonstrate that EFAPROXYN was safe and effective for treating patients with brain metastases resulting from different primary tumor types, such as breast, NSCLC and melanoma. The study enrolled 538 patients and compared the efficacy and safety of WBRT and supplemental oxygen with or without EFAPROXYN in patients with brain metastases.

        In April 2003, we announced the results from the REACH trial. Although the survival benefit observed did not achieve statistical significance in either of the pre-specified intent-to-treat groups, the results demonstrated a statistically significant survival benefit in patients with brain metastases originating from breast cancer. Patients with brain metastases originating from breast cancer represent a subset of patients that was not prospectively defined as an intent-to-treat subgroup in the Phase 3 trial. For those patients, the addition of EFAPROXYN to WBRT nearly doubled median survival from 4.57 months for the control arm to 8.67 months for the EFAPROXYN arm, and improved response rate, or the percentage of patients experiencing at least a 50% decrease in the amount of cancer following treatment, from 49.1% in the control arm to 71.7% in the EFAPROYXN arm. Overall, patients with brain metastases from breast cancer who received EFAPROXYN experienced approximately a 49% reduction in risk of death. Risk of death is the relative effect on death at any time point between the control arm and the EFAPROXYN arm. In addition, a statistically significant quality of life benefit (as determined by Karnofsky Performance Status, or KPS, and Spitzer Questionnaire) at three and six months was observed in patients treated with EFAPROXYN. In general, EFAPROXYN was very well tolerated, with the majority of EFAPROXYN-related adverse events being categorized as mild or moderate according to National Cancer Institute, or NCI, guidelines for the reporting of adverse events. All adverse events were resolved within a one month follow-up period and were easily managed with supportive care.

        Based on the findings from the REACH trial, in December 2003, we submitted a NDA to the FDA for approval to market EFAPROXYN in the United States as an adjunct to WBRT for the treatment of patients with brain metastases originating from breast cancer. In May 2004, the FDA's Oncologic Drug Advisory Committee reviewed the NDA and voted not to recommend approval of EFAPROXYN for this indication based on the data from the REACH trial. However, in June 2004, the FDA issued an "approvable letter" in which it indicated that the NDA may be approved if we successfully complete our ongoing Phase 3 clinical trial of EFAPROXYN in patients with brain metastases originating from breast cancer and submit the results as a NDA amendment for the FDA's review. In the letter, the FDA stated, "if the study shows effectiveness in this population (increased survival) using the pre specified analysis, and the study is otherwise satisfactory, we believe it would, together with the subset result in the [REACH trial], support approval."

        The ongoing Phase 3 trial referenced in the FDA's approvable letter was initiated in February 2004 under a Special Protocol Assessment, which is an agreement between the sponsor and the FDA that the design and planned analysis of the Phase 3 trial, as reflected in the trial protocol, adequately addresses the objectives of the trial in support of a NDA submission. This pivotal Phase 3 trial, which is called ENRICH (ENhancing whole brain Radiation therapy In patients with breast Cancer and Hypoxic brain metastases), will seek to enroll approximately 360 patients at up to 125 cancer centers across North America, Europe and South America. The primary endpoint of the trial will measure the difference in survival between patients receiving WBRT plus supplemental oxygen, with or without EFAPROXYN. Under the trial protocol, the primary endpoint will be achieved if the EFAPROXYN arm demonstrates a statistically significant increase in overall survival versus the control arm. The study design has an 80% power to detect a 40% increase in overall survival. Secondary efficacy endpoints of the trial include the response rate in the brain at 3 months and KPS, neurologic signs, and symptoms assessment. An independent Data Monitoring Committee, or DMC, will provide an expert review of cumulative data from the trial to determine, at either of two interim analyses of the primary endpoint (survival), if sufficient evidence exists to stop the trial early due to overwhelming evidence of improved survival in the EFAPROXYN arm. The DMC will perform the interim analyses of the primary endpoint at its first scheduled meeting following the occurrence of 94 and 188 patient deaths, which we expect to occur in the first quarter and second half of 2006, respectively. We will perform the final analysis of both the primary and secondary endpoints, if necessary, following the occurrence of 281 patient deaths. A number of factors will influence the actual timing of the interim and final analyses, including patient accrual rates and individual survival rates. We currently expect to complete enrollment in the trial during the second half of 2006, and announce preliminary results in the first half of 2007, assuming the trial is not stopped at either of the two interim analyses.

        In June 2004, we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMEA, for approval to market EFAPROXYN in Europe as an adjunct to WBRT for the treatment of patients with brain metastases originating from breast cancer. As with our NDA, the MAA was based on the findings from the REACH trial. On October 11, 2005, we withdrew the MAA as a result of the Rapporteurs' Day 180 Joint Assessment Report, which concluded that the existing data package was not sufficient to support approval. Although we can provide no assurances, we believe that our ongoing ENRICH trial, if positive, together with other supporting data, should allow us to address the EMEA's concerns regarding EFAPROXYN and provide the additional data necessary to support the filing of a new MAA and the future approval of EFAPROXYN in Europe for the treatment of patients with brain metastases originating from breast cancer in Europe.

        In August 2004, the FDA awarded orphan drug status to EFAPROXYN for use as an adjunct to WBRT for the treatment of patients with brain metastases originating from breast cancer. The FDA may award orphan drug designation to drugs that target conditions affecting 200,000 or fewer patients per year in the United States and provide a significant therapeutic advantage over existing treatments. The orphan drug designation provides for marketing exclusivity in the United States for seven years following marketing approval by the FDA.

EFAPROXYN and Thoracic Radiation Therapy in the treatment of NSCLC

        NSCLC is the most common type of lung cancer and occurs in approximately 160,000 patients per year in the United States, or nearly 85% of all lung cancer cases. We are currently evaluating EFAPROXYN as a radiation sensitizer for the treatment of patients with locally advanced, unresectable NSCLC without distant metastases, also referred to as Stage IIIA or Stage IIIB NSCLC. Stage III NSCLC encompasses approximately 25% to 40% of all newly diagnosed NSCLC cases.

        Initially, thoracic radiation therapy, or TRT, was the preferred treatment for patients with Stage III NSCLC. However, this approach provided 5-year survival rates of only 5% to 7%, with a median survival time of 6 to 11 months. In an effort to improve upon the results obtained with TRT alone, studies were conducted in which full-dose induction chemotherapy was administered before TRT. The main objective of this strategy, known as sequential chemoradiotherapy, or S-CRT, was to improve patient outcome by reducing the risk of distant disease through the early administration of systemic therapy. Although S-CRT was found in studies to reduce the incidence of distant failure, there was no significant improvement in the rate of local control. To improve local control, studies were then conducted in which lower-dose chemotherapy was administered concurrently with TRT. This approach, known as concurrent chemoradiotherapy, or C-CRT, was designed to improve local control, while maintaining systemic control of distant disease. It was believed that the concurrent administration of a chemotherapeutic agent would function as a radiation sensitizer. Although C-CRT was found to reduce the rate of local recurrence relative to S-CRT or TRT alone, there was no significant improvement in systemic control. A prior Phase 3 study conducted by the NCI-sponsored Radiation Therapy Oncology Group (RTOG 94-10) demonstrated a median survival of 15.1 months for patients with locally advanced unresectable NSCLC (Stage II, IIIA and IIIB) receiving S-CRT, and 17.9 months for patients receiving C-CRT. However, for the reasons described above, we believe the optimal sequencing of chemotherapy and radiation therapy in this patient setting remains to be determined.

        In November 2000, we completed a 52-patient, open-label, multi-center, Phase 2 clinical trial of S-CRT in combination with EFAPROXYN for the treatment of patients with Stage IIIA/IIIB NSCLC. EFAPROXYN was added to the S-CRT regimen in an attempt to improve local control, while maintaining the lower toxicity rates associated with S-CRT. The two-year follow-up results showed a median survival rate of 20.6 months, a one-year survival rate of 67% and a two-year survival rate of

37%. The analysis of response data from the 44 patients who had a follow-up scan at the two-month visit and who received EFAPROXYN plus radiation therapy demonstrated an overall response rate of 89%, with 80% partial responses and 9% complete responses. Based on this data, in January 2003, we initiated a Phase 3 clinical trial of S-CRT with or without EFAPROXYN in patients with Stage IIIA/IIIB NSCLC, but terminated this trial prior to the first patient being dosed as a result of certain expense reduction measures implemented in June 2003 following the announcement of results from our Phase 3 REACH trial.

        Because of the changing treatment paradigm, in January 2004, we initiated a Phase 1 clinical trial of C-CRT in combination with EFAPROXYN in patients with Stage IIIA/IIIB NSCLC. Upon completion of this trial, we will assess our future development strategy for the use of EFAPROXYN in the treatment of NSCLC.

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

        In August 2002, we initiated a Phase 1b/2 clinical trial of EFAPROXYN for patients with locally advanced cancer of the cervix receiving concurrent chemoradiotherapy. This clinical trial is an open-label, multi-center study of EFAPROXYN administered to patients receiving a course of weekly cisplatin with a combination of external beam and intracavitary radiation therapy for locally advanced carcinoma of the cervix. The intent of this study is to provide preliminary evidence of safety and efficacy of EFAPROXYN in combination with cisplatin and radiation therapy in this patient population. With positive results, we may seek to continue the development of EFAPROXYN for the treatment of cervical cancer with the support of one or more cooperative groups.

EFAPROXYN as a Chemotherapy Enhancer

        As with radiation therapy, certain types of chemotherapy drugs require the presence of oxygen for optimal cytotoxic effects on cancer cells. Thus, by stimulating the release of oxygen from hemoglobin to hypoxic tumor tissue, EFAPROXYN may also enhance the beneficial effects of certain types of chemotherapy.

        We have conducted preclinical studies that suggest EFAPROXYN, when used in conjunction with certain chemotherapy agents, may enhance the effects of chemotherapy. Based on these results, in December 2000, the NCI-sponsored New Approaches to Brain Tumor Therapy Consortium initiated a Phase 1b/2 study evaluating the safety and efficacy of EFAPROXYN administered with BCNU (carmustine) chemotherapy for the treatment of patients with recurrent malignant glioma, a type of primary brain cancer. This study is a nonrandomized, open-label, multi-center study of escalating doses of EFAPROXYN given with a fixed dose of BCNU. Enrollment in the Phase 1b portion of this study was completed in 2004. Enrollment in the Phase 2 portion of this study began in July 2005 and was completed in September 2005. We have observed no responses to date in patients participating in this study, and we do not plan to continue development of EFAPROXYN in combination with BCNU.

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

Manufacturing

        In June 2005, we entered into a long-term manufacturing agreement with Hovione FarmaCiencia SA, or Hovione, for the supply of EFAPROXYN bulk drug substance, efaproxiral sodium. In December 2003, we entered into a long-term development and supply agreement with Baxter Healthcare Corporation, or Baxter, for the supply of EFAPROXYN formulated drug product, efaproxiral injection. These contracts enable us to minimize fixed costs and capital expenditures, and gain access to advanced manufacturing process capabilities and expertise.

        Hovione is our primary supplier of efaproxiral sodium. Hovione is an established contract manufacturer with experience in manufacturing bulk drug substances for use in injectable formulations. Hovione successfully validated the process for efaproxiral sodium in 2001. Under the terms of our agreement, Hovione is committed to manufacture and supply us with sufficient quantities of efaproxiral sodium to support our anticipated requirements for both the clinical development and commercialization phases of production. In addition, although we do not currently have a supply agreement in place with a second supplier of efaproxiral sodium, we have successfully transferred the manufacturing process to Raylo Chemicals Inc. and validated the process at Raylo's facility.

        After manufacture, efaproxiral sodium is formulated under contract for us into the drug product, efaproxiral injection. Baxter is our primary supplier of efaproxiral injection. Baxter has significant experience in the manufacture of large volume injectables of this type. Under the terms of our contract, Baxter has agreed to manufacture sufficient quantities of efaproxiral injection to support our anticipated commercial requirements.

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

        The selectivity of antifolates for tumor cells involves their conversion to a polyglutamated form by the enzyme folypolyglutamyl synthetase, or FPGS. Polyglutamation is a time and concentration dependent process that occurs in tumor cells, and to a lesser extent, normal tissues. The selective activity of the folic acid analogs in malignant cells versus normal cells likely is due to the relative difference in polyglutamate formation. Polyglutamated metabolites have prolonged intracellular half-life, increased duration of drug action and are potent inhibitors of several folate-dependent enzymes, including DHFR.

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

PDX in the treatment of NSCLC

        NSCLC is the most common type of lung cancer and occurs in approximately 160,000 patients per year in the United States. NSCLC accounts for almost 85% of all lung cancer cases. Over the last decade, oncologists have begun treating advanced NSCLC patients more aggressively, typically administering a potent combination of paclitaxel and carboplatin. Other drugs used in this setting include gemcitabine, vinorelbine, docetaxel and cisplatin. Despite aggressive therapy, the expected survival of patients with Stage IIIB or IV NSCLC is only 8 to 10 months, and the one-year survival rate is approximately 40%.

        In 2001, Memorial Sloan Kettering Cancer Center, or MSKCC, one of the institutions from which we licensed PDX, completed a Phase 2 open-label, single-agent study of PDX in patients with relapsed or refractory Stage IIIB or IV NSCLC. This study demonstrated a median survival time of 13.5 months and predicted one and two-year survival rates of 56% and 36%, respectively. However, 21% of the patients suffered grade 3 or 4 stomatitis. As a result of subsequent research that suggested supplementation of PDX with folic acid and vitamin B12 may reduce the incidence of clinically significant stomatitis, in January 2005, we initiated a Phase 1 dose escalation study of PDX with vitamin B12 and folic acid supplementation in patients with previously treated (Stage IIIB-IV) advanced NSCLC. The determination of the maximum tolerated dose of PDX in combination with vitamin supplementation will be essential for further development in this indication. Upon completion of this study, we will assess our future development strategy for the use of PDX in the treatment of NSCLC.

        Separately, during the second quarter of 2005, we completed enrollment in a Phase 1 trial of PDX in combination with docetaxel in patients with advanced cancer, including NSCLC, who failed prior chemotherapy, and achieved our objective of identifying the maximum tolerated dose of the combination. Docetaxel is approved for the second-line treatment of advanced NSCLC, and this study will be factored into our future development strategy for PDX in NSCLC.

PDX in the treatment of non-Hodgkin's Lymphoma and Hodgkin's disease

        An estimated 59,000 patients are diagnosed with non-Hodgkin's lymphoma, or NHL, each year. The incidence of NHL has increased significantly over the last 25 years and is currently growing at nearly 2% per year. Patients with indolent or low-grade NHL may have survival rates as long as 10 years, yet the disease is considered incurable. Intermediate and high-grade lymphomas are much more aggressive and result in shorter median survival times; however, patients with these malignancies can be cured in 30% to 60% of cases. Standard chemotherapy for NHL involves an initial combination of cyclophosphamide, doxorubicin, vincristine and prednisone, also known as CHOP. The addition of rituximab to this regimen has increased response rates to nearly 100%. Even so, about 55% of patients eventually relapse and may be candidates for salvage chemotherapy, or chemotherapy given after recurrence of a tumor.

        A Phase 1/2 open-label, single-agent study of PDX in patients with relapsed or refractory NHL and Hodgkin's disease is currently being conducted at MSKCC. This study is designed to determine the maximum tolerated dose, dose limiting toxicities and preliminary views of efficacy of PDX in patients with relapsed or refractory aggressive lymphomas and Hodgkin's disease. The interim findings from this ongoing study were first presented at the 47th Annual Meeting of the American Society of Hematology. As of December 2005, 11 patients were accrued to the Phase 1 portion of the study at dose levels up to 45 mg/m2, including seven patients with T-cell lymphoma. Notably, four of seven evaluable patients with T-cell lymphoma achieved a complete response following treatment with PDX, despite having failed multiple prior therapies. Moreover, the addition of vitamins appeared to successfully mitigate the previously established dose limiting toxicity of stomatitis, or mouth ulcers. Little hematological toxicity, or toxicity related to the blood, was observed.

        In January 2006, a dosing schedule of 30 mg/m2 weekly for six weeks in a seven week cycle was established as the maximum tolerated dose for PDX in this setting. The Phase 2 portion of this study commenced in January 2006 following the establishment of the maximum tolerated dose and will look to determine the efficacy of PDX across a variety of patients with relapsed or refractory NHL and Hodgkin's disease. Upon completion of the study, we will assess our future development strategy for the use of PDX in this setting.

PDX in the treatment of PTCL

        Peripheral T-cell lymphomas, or PTCLs, are a biologically diverse and uncommon group of blood cancers which account for approximately 10% to 15% of all cases of NHL. The current World Health Organization / European Organization for Research and Treatment of Cancer classification includes nine distinct types of PTCL, most of which have disappointing cure rates. The majority of PTCL patients are treated with multi-agent chemotherapy regimens, for which response rates range from 50% to 70%. The average five-year survival rate for PTCL patients is approximately 25%. To our knowledge, there are no reliable statistics regarding survival and response rates for patients with relapsed or refractory PTCL due to rarity of this disease and the lack of clinical trials conducted exclusively in this setting. PTCLs remain largely unexplored and there are currently no pharmaceutical agents approved for the treatment of relapsed or refractory PTCLs.

        Based on the interim results from the Phase 1/2 study of PDX in patients with NHL, coupled with the futility of current treatment regimens, we plan to initiate a Phase 2, open-label, multi-center study of PDX in patients with relapsed or refractory PTCL, which we hope may provide the basis to obtain marketing approval for PDX in this indication. We currently plan to initiate this study during the second or third quarter of 2006.

Manufacturing

        We have entered into arrangements with two third party manufacturers to produce PDX bulk drug substance and formulated drug product for use in our clinical development programs. We believe these third party manufacturers have the capability to meet our requirements for all future clinical trial requirements. However, if these third parties become unable or unwilling to provide sufficient future drug supply or meet regulatory requirements relating to the manufacture of pharmaceutical agents, we would be forced to incur additional expenses to secure alternative third party manufacturing arrangements.

RH1

        RH1 is a small molecule chemotherapeutic agent that is bioactivated by the enzyme DT-diaphorase, or DTD, which is over-expressed in many tumors relative to normal tissue, including lung, colon, breast and liver tumors. Because RH1 is bioactivated in the presence of DTD, it has the potential to provide targeted drug delivery to these tumor types while limiting the toxicity to normal tissue. RH1 has undergone in vivo efficacy testing by the NCI's Developmental Therapeutics Program and has demonstrated significant activity in both NSCLC and ovarian tumor models. RH1 was a nominated compound for advancement in the NCI's Developmental Therapeutics Program, which provides cancer drug discovery and development resources to the intramural, academic and industrial research communities.

        RH1 is currently being evaluated in patients with advanced solid tumors refractory to other chemotherapy regimens in an open label, Phase 1 dose escalation study being conducted by Cancer Research UK, the parent institution of one of our licensors. Up to 40 patients will be enrolled to test the safety, tolerability and pharmacokinetics of escalating doses of RH1. Patient DTD enzyme levels are being measured to correlate with drug efficacy. Cancer Research UK will continue to support the ongoing Phase 1 dose escalation study, and we will have the right to obtain an exclusive license to the results of the study, for use in subsequent development and regulatory activities, upon payment of a one-time data option fee. Upon completion of the Phase 1 study, we will assume responsibility for all future development costs and activities.

        The interim findings of this ongoing Phase 1 study were presented at the 17th Annual AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in November 2005. At this interim analysis, 15 patients had received RH1 daily for five days every three weeks at a range of doses and frequency. RH1 was generally well tolerated up to certain doses. Clinically significant toxicities observed to date include neutropenia, or reduction in circulating white blood cells, thrombocytopenia, or reduction in platelets, and mild to moderate phlebitis, or vein inflammation. No objective tumor responses had been observed as of November 2005, although significant, accumulative dose-dependent DNA cross-linking had been seen in peripheral blood lymphocytes at certain doses. DNA cross linking studies are presently being extended to tumor samples. An expanded cohort is currently on-going to identify the maximum tolerated dose of RH1.

Intellectual Property

        We believe that patent protection and trade secret protection are important to our business and that our future success will depend, in part, on our ability to maintain our technology licenses, maintain trade secret protection, obtain and maintain patents and operate without infringing the proprietary rights of others both in the United States and abroad. We believe that obtaining identical patents and protection periods for a given technology throughout all markets of the world will be difficult because of differences in patent laws. In addition, the protection provided by non-United States patents, if any, may be weaker than that provided by United States patents.

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

        The pharmaceutical industry is highly competitive and patents have been applied for by, and issued to, other parties relating to products or new technologies that may be competitive with those being developed by us. Therefore, our product candidates may give rise to claims that they infringe the patents or proprietary rights of other parties now or in the future. Furthermore, to the extent that we, our consultants, or manufacturing and research collaborators, use intellectual property owned by others in work performed for us, disputes may also arise as to the rights to such intellectual property or in related or resulting know-how and inventions. An adverse claim could subject us to significant liabilities to such other parties and/or require disputed rights to be licensed from such other parties. A license required under any such patents or proprietary rights may not be available to us, or may not be available on acceptable terms. If we do not obtain such licenses, we may encounter delays in product market introductions, or may find that we are prevented from the development, manufacture or sale of products requiring such licenses. In addition, we could incur substantial costs in defending ourselves in legal proceedings instituted before patent and trademark offices in the United States, the European Union, or other ex-United States territories, or in a suit brought against us by a private party based on such patents or proprietary rights, or in a suit by us asserting our patent or proprietary rights against another party, even if the outcome is not adverse to us.

EFAPROXYN

        Under a 1994 agreement with the Center for Innovative Technology, or CIT, we obtained exclusive worldwide rights to a portfolio of patents related to allosteric hemoglobin modifier compounds, including EFAPROXYN, and their uses. This patent portfolio includes numerous issued patents in the United States, Europe, and Japan and pending patent applications in Canada related to the current EFAPROXYN applications. We will be required to pay a quarterly royalty to CIT based on percentages, as defined in the agreement, of either net revenues arising from sales of products produced in Virginia or net revenues from sales of products produced outside Virginia. This agreement was assigned by CIT to the Virginia Commonwealth University Intellectual Property Foundation, or VCUIPF, in 1997. Under the agreement, we have the right to grant sublicenses, for which we must also pay royalties to VCUIPF for products produced by the sublicensees. Also, pursuant to the agreement, we will pay VCUIPF a running royalty of 1% to 1.25% of our worldwide net revenue arising from the sale, lease or other commercialization of the allosteric hemoglobin modifier compounds. This agreement terminates on the date the last United States patent licensed to us under the agreement expires, which is currently October 2016, but could be later depending on possible patent term extensions.

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

RH1

        In December 2004, we acquired an exclusive worldwide license from the University of Colorado Health Sciences Center, the University of Salford and Cancer Research Technology, or CRT, to certain intellectual property surrounding a proprietary molecule known as RH1. Under the terms of the license agreement, we will make a series of milestone payments to the licensors based upon the achievement of specified development, regulatory and commercialization goals. We will also make royalty payments based on product sales, if any, resulting from the collaboration. Cancer Research UK, CRT's parent institution, will continue to support the ongoing Phase 1 dose escalation study, and we will have the right to obtain an exclusive license to the results of the study, for use in subsequent development and regulatory activities, upon payment of a one-time data option fee. Upon completion of the Phase 1 study, we will assume responsibility for all future development costs and activities.

Competition

        The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including a number of large pharmaceutical companies as well as several specialized biotechnology companies, are developing cancer therapies similar to ours. There are products and technologies currently on the market that will compete directly with the products that we are developing. In addition, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect license fees, milestone payments and royalties in exchange for license rights to technologies that they have developed, some of which may directly compete with our technologies. These companies and institutions also compete with us in recruiting qualified scientific personnel. Many of our competitors have substantially greater financial, research and development, human and other resources than do we. Furthermore, large pharmaceutical companies may have significantly more experience than we do in preclinical testing, human clinical trials, manufacturing, regulatory approval and commercialization procedures.

        Our competitors may:

  •
  develop or acquire safer and more effective products;

  •
  obtain patent protection or intellectual property rights that limit our ability to commercialize products; and/or

  •
  commercialize products earlier or more effectively than us.

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

  •
  pre-approval inspection of manufacturing facilities and selected clinical investigators; and

  •
  submission to the FDA of a New Drug Application, or NDA, that must be approved.

        The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

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

Foreign Regulation and Product Approval

        Outside the United States, our ability to market a product candidate is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union, or EU, centralized registration procedures are available to companies wishing to market a product in more than one EU member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. In some countries in the EU, pricing of prescription drugs is subject to government control and agreements must be reached on a national level before marketing may begin in that territory. If we are unable to reach agreement on an acceptable price for our products, we may choose not to pursue marketing of our drugs in that territory. The foreign regulatory approval process involves all of the risks associated with FDA clearance discussed above.

Other Regulations

        We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Employees

        As of March 6, 2006, we had a total of 57 full-time employees. Of those, 37 are engaged in clinical development, regulatory affairs, biostatistics, manufacturing and preclinical development. The remaining 20 are involved in marketing, corporate development, finance, administration and operations. We believe that we have good relationships with our employees. We have never had a work stoppage, and none of our employees is represented under a collective bargaining agreement.

Available Information

        We are located in Westminster, Colorado, a suburb of Denver. Our mailing address is 11080 CirclePoint Road, Suite 200, Westminster, Colorado 80020. Our website address is www.allos.com; however, information found on our website is not incorporated by reference into this report. Our web site address is included in this report as an inactive textual reference only. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Once at www.allos.com, go to Investors/Media and then to SEC Filings. You may also read and copy materials that we file with SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

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

        We have never generated revenue from product sales and have experienced significant net losses since our inception in 1992. To date, we have financed our operations primarily through the private sale of securities and our initial public offering of common stock in March 2000. For the years ended December 31, 2003, 2004 and 2005, we had net losses of $23.1 million, $21.8 million, and $20.8 million, respectively. As of December 31, 2005, we have accumulated a deficit of $178.3 million during our development stage. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue incurring net losses for the foreseeable future. The presence and size of these potential net losses will depend, in large part, on if and when we obtain regulatory approval in the United States or Europe to market EFAPROXYN as an adjunct to radiation therapy for the treatment of brain metastases from breast cancer. Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates. We may never generate revenue from product sales or become profitable. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. We may not be able to continue as a going concern if we are unable to generate meaningful amounts of revenue to support our operations or cannot otherwise raise the necessary funds to support our operations.

        If we are unable to find a suitable successor to Michael E. Hart as the Company's President, Chief Executive Officer and Chief Financial Officer in a timely manner, our business and results of operations may be harmed.

        Mr. Hart has notified our Board of Directors of his intent to resign his positions of President, Chief Executive Officer and Chief Financial Officer of the Company once a successor Chief Executive Officer is appointed. Our Board of Directors has retained a nationally recognized executive search firm to assist in the recruitment of a successor Chief Executive Officer. However, competition for executive personnel is intense, and we may be unable to obtain a suitable replacement for Mr. Hart in a timely manner, or at all. In addition, Mr. Hart may choose to leave the Company prior to his successor being appointed, in which case our business and results of operations may be adversely affected.

        Our product candidates are in various stages of development and may never be fully developed in a manner suitable for commercialization. If we do not develop commercially successful products, our ability to generate revenue will be limited.

        We currently have no products that are approved for commercial sale. All of our product candidates are in various stages of development, and significant research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. A majority of our efforts and expenditures over the next few years will be devoted to EFAPROXYN. Accordingly, our future prospects are substantially dependent on obtaining regulatory approval in the United States or Europe to market EFAPROXYN as an adjunct to radiation therapy for the treatment of brain metastases originating from breast cancer. EFAPROXYN is not expected to be commercially available for this or any other indication until at least 2007. In addition, PDX and

RH1 are in earlier stages of product development relative to EFAPROXYN, and as such, we expect that PDX and RH1 will not be commercially available until after EFAPROXYN is commercially available. Further, certain of the indications that we are pursuing have relatively low incidence rates, which may make it difficult for us to enroll a sufficient number of patients in our clinical trials on a timely basis, or at all, and may limit the revenue potential of our product candidates. If we are unable to develop, receive approval for, or successfully commercialize any of our product candidates, we may be unable to generate meaningful revenue from product sales and will incur continued net losses.

        We cannot predict when or if we will obtain regulatory approval to commercialize our product candidates.

        A pharmaceutical product cannot be marketed in the United States or most other countries until it has completed a rigorous and extensive regulatory approval process. If we fail to obtain regulatory approval to market our product candidates, we will be unable to sell our products and generate revenue, which would jeopardize our ability to continue operating our business. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. We may not obtain regulatory approval for any product candidates we develop, including EFAPROXYN, or we may not obtain regulatory review of such product candidates in a timely manner. For a more complete description of the regulatory approval process and related risks, please refer to the "Government Regulation" section of Item 1 above.

        If our product candidates do not meet safety and efficacy endpoints in clinical trials, they will not receive regulatory approval, and we will be unable to market them.

        Our product candidates may not prove to be safe and efficacious in clinical trials and may not meet all of the applicable regulatory requirements needed to receive regulatory approval. The clinical development and regulatory approval process is extremely expensive and takes many years. Failure can occur at any stage of development, and the timing of any regulatory approval cannot be accurately predicted. If we fail to obtain regulatory approval for our current or future product candidates, we will be unable to market and sell them and therefore may never be profitable.

        As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities abroad. The number and design of clinical trials that will be required varies depending on the product candidate, the condition being evaluated, the trial results and regulations applicable to any particular product candidate. For example, based on the interim results from the Phase 1/2 study of PDX in patients with NHL that is currently ongoing, we plan to initiate a Phase 2 open-label, multi-center study of PDX in patients with relapsed or refractory PTCL. Given the aggressive nature of PTCL, the absence of an approved agent in this setting and the relative size of other Phase 2 studies that have supported marketing approval for other niche hematology drugs, such as nelarabine, we believe this Phase 2 trial, if positive, may provide the basis to obtain marketing approval for PDX in this indication. However, we cannot assure you that the design of, or data collected from this Phase 2 trial, or any of our other current or future clinical trials, we be sufficient to support FDA or any foreign regulatory approval. This Phase 2 trial may not demonstrate the safety and efficacy of PDX for the treatment of PTCL, or we may be required to conduct additional trials to support regulatory approval of PDX in this indication.

        The design of our clinical trials is based on many assumptions about the expected effect of our product candidates, and if those assumptions prove incorrect, the clinical trials may not produce statistically significant results. Preliminary results may not be confirmed upon full analysis of the detailed results of a trial, and prior clinical trial program designs and results may not be predictive of future clinical trial designs or results. Product candidates in later stage clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials with acceptable endpoints. If our product candidates fail to show clinically significant benefits, they will not be approved for marketing.

        We may experience delays in our clinical trials, including ENRICH, that could adversely affect our financial position and our commercial prospects.

        We do not know when our current clinical trials, including ENRICH, will be completed, if at all. We also cannot accurately predict when other planned clinical trials will begin or be completed. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs approved for the conditions we are investigating. Other companies are conducting clinical trials and have announced plans for future trials that are seeking or likely to seek patients with the same diseases as those we are studying. Competition for patients in some cancer trials is particularly intense because of the limited number of leading specialist physicians and the geographic concentration of major clinical centers.

        As a result of the numerous factors which can affect the pace of progress of clinical trials, our trials may take longer to enroll patients than we anticipate, if they can be completed at all. Delays in patient enrollment in the trials may increase our costs and slow our product development and approval process. Our product development costs will also increase if we need to perform more or larger clinical trials than planned. If other companies' product candidates show favorable results, we may be required to conduct additional clinical trials to address changes in treatment regimens or for our products to be commercially competitive. Any delays in completing our clinical trials will delay our ability to generate revenue from product sales, and we may have insufficient capital resources to support our operations. Even if we do have sufficient capital resources, our ability to become profitable will be delayed.

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

        Even if we achieve positive interim results in clinical trials, these results do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory clearances, and the FDA can request that we conduct additional clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. As a result, there can be no assurance that our ENRICH trial will achieve its primary endpoint. In addition, negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or terminated. Also, failure to construct clinical trial protocols to screen patients for risk profile factors relevant to the trial for purposes of segregating patients into the patient populations treated with the drug being tested and the control group could result in either group experiencing a disproportionate number of adverse events and could cause a clinical trial to be repeated or terminated. If we have to conduct additional clinical trials, whether for EFAPROXYN or any other product candidate, it would significantly increase our expenses and delay marketing of our products.

        Adverse events in our clinical trials may force us to stop development of our product candidates or prevent regulatory approval of our product candidates.

        Our product candidates may produce serious adverse events. These adverse events could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications. An independent data safety monitoring board, the FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. We cannot assure you that any of our product candidates will be safe for human use.

        Due to our reliance on contract research organizations and other third parties to conduct clinical trials, we are unable to directly control the timing, conduct and expense of our clinical trials.

        We rely primarily on third parties to conduct our clinical trials, including the ENRICH trial. As a result, we have had and will continue to have less control over the conduct of our clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

        Even if our product candidates meet safety and efficacy endpoints in clinical trials, regulatory authorities may not approve them, or we may face post-approval problems that require withdrawal of our products from the market.

        Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, or their advisors may disagree with our interpretations of data from preclinical studies and clinical trials. Regulatory agencies also may approve a product candidate for fewer conditions than requested or may grant approval subject to the performance of post-marketing studies for a product candidate. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

        Even if we receive regulatory approvals, our product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In addition, a marketed product continues to be subject to strict regulation after approval and may be required to undergo post-approval studies. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market. Any delay in, or failure to receive or maintain regulatory approval for, any of our products could prevent us from ever generating meaningful revenues or achieving profitability.

        Even if we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory obligations and review.

        Following any regulatory approval of our product candidates, we will be subject to continuing regulatory obligations such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, we or our third-party manufacturers will be required to adhere to regulations setting forth current Good Manufacturing Practices. These regulations cover all aspects of the manufacturing, storage, testing, quality control and record keeping relating to our product candidates. Furthermore, we or our third-party manufacturers must pass a pre-approval inspection of manufacturing facilities by the FDA and foreign authorities before obtaining marketing approval and will be subject to periodic inspection by these regulatory authorities. Such inspections may result in compliance issues that could prevent or delay marketing approval, or require the expenditure of financial or other resources to address. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

        Budget constraints may force us to delay our efforts to develop certain product candidates in favor of developing others, which may prevent us from commercializing all product candidates as quickly as possible.

        Because we have limited resources, and because research and development is an expensive process, we must regularly assess the most efficient allocation of our research and development budget. As a result, we may have to prioritize development candidates and may not be able to fully realize the value of some of our product candidates in a timely manner, as they will be delayed in reaching the market, if at all.

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

  •
  the timing and outcome of our ongoing ENRICH trial;

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

        If we are unable to effectively protect our intellectual property, we will be unable to prevent third parties from using our technology, which would impair our competitiveness and ability to commercialize our product candidates. In addition, enforcing our proprietary rights may be expensive and result in increased losses.

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

        We have a contract with Hovione Inter Limited for the supply of EFAPROXYN bulk drug substance, and a contract with Baxter Healthcare for the supply of EFAPROXYN formulated drug product. These manufacturers are currently our only contracted sources for the production and formulation of EFAPROXYN.

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

        Any of these factors could result in the delay of clinical trials, regulatory submissions, required approvals or commercialization of our products under development, entail higher costs and result in our being unable to effectively commercialize our products.

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

        The status of reimbursement from third-party payors for newly approved health care drugs is uncertain and failure to obtain adequate reimbursement could limit our ability to generate revenue.

        Our ability to successfully commercialize our products will depend, in part, on the extent to which reimbursement for the products will be available from:

  •
  government and health administration authorities;

  •
  private health insurers;

  •
  managed care programs; and

  •
  other third-party payors.

        Significant uncertainty exists as to the reimbursement status of newly approved health care products. Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease conditions for which the FDA has not granted labeling approval. Third-party insurance coverage may not be available to patients for our products. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our product candidates, their market acceptance may be reduced.

  Health care reform measures could adversely affect our business.

        The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. In the United States and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. For example, in some countries other than the United States, pricing of prescription drugs is subject to government control, and we expect proposals to implement similar controls in the United States to continue. We are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. The pendency or approval of such proposals or reforms could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships or licenses.

        The FDA has designated EFAPROXYN for the treatment of brain metastases from breast cancer as an orphan drug under the Orphan Drug Act. The Orphan Drug Act provides incentives to pharmaceutical companies to develop and market drugs for rare diseases, generally by entitling the first developer that receives FDA marketing approval for an orphan drug to a seven-year exclusive marketing period in the United States for that product. In recent years, Congress has considered legislation to change the Orphan Drug Act to shorten the period of automatic market exclusivity and to grant marketing rights to simultaneous developers of a drug. If the Orphan Drug Act is amended in this manner, any approved drugs for which we have been granted exclusive marketing rights under the Orphan Drug Act will face increased competition, which may decrease the amount of revenue we may receive from these products.

        If we are unable to develop adequate sales, marketing or distribution capabilities or enter into agreements with third parties to perform some of these functions, we will not be able to commercialize our products effectively.

        We have limited experience in sales, marketing and distribution. To directly market and distribute any products, we must build a sales and marketing organization with appropriate technical expertise and distribution capabilities. We may attempt to build such a sales and marketing organization on our own or with the assistance of a contract sales organization. For some market opportunities, we may need to enter into co-promotion or other licensing arrangements with larger pharmaceutical or biotechnology firms in order to increase the likelihood of commercial success for our products. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and some or all of the revenues we receive will depend upon the efforts of third parties, and these efforts may not be successful. Additionally, building marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our marketing and distribution capabilities to the desired levels.

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

        The testing and marketing of pharmaceutical products entail an inherent risk of product liability. Product liability claims might be brought against us by consumers, health care providers or by pharmaceutical companies or others selling our future products. If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities or be required to limit the commercialization of our product candidates. We have obtained limited product liability insurance coverage for our human clinical trials. However, product liability insurance coverage is becoming increasingly expensive, and we may be unable to maintain product liability insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations. We may not be able to obtain commercially reasonable product liability insurance for any products approved for marketing.

        We are currently involved in a securities class action litigation, which could harm our business if management attention is diverted or the claims are decided against us.

        We have been named as a defendant in an alleged securities class action lawsuit seeking unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN during the period from May 29, 2003 to April 29, 2004 and subsequent declines in our stock price. On October 20, 2005, the District Court granted our motion to dismiss the lawsuit with prejudice and entered judgment in our favor. On November 20, 2005, the plaintiff appealed the decision to the United States Court of Appeals for the Tenth Circuit. We are currently engaged in defending against these claims, which, if decided against us, could have a material adverse effect on our business, financial condition and results of operations. The costs incurred in connection with this lawsuit could be significant and may not be covered by our insurance policies. This lawsuit could also result in continued diversion of our time and attention away from business operations, which could harm our business.

        Failure to attract, retain and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our research and development efforts.

        We are a small company with 57 full-time employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions and scientists. Competition for personnel and academic collaborations is intense. In particular, our product development programs depend on our ability to attract and retain highly skilled clinical development personnel. In addition, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or maintain our relationships with academic institutions and scientists. If we fail to negotiate additional acceptable collaborations with academic institutions and scientists, or if our existing academic collaborations were to be unsuccessful, our product development programs may be delayed.

        We cannot guarantee that we will be in compliance with all potentially applicable regulations.

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

        As a publicly-traded company, we are subject to significant regulations, some of which have either only recently been adopted, including the Sarbanes Oxley Act of 2002, or are currently proposals subject to change. We cannot assure that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with the Sarbanes Oxley Act of 2002 or any other regulations we could be subject to a range of consequences, including restrictions on our ability to sell equity or otherwise raise capital funds, the de-listing of our common stock from the Nasdaq National Market, suspension or termination of our clinical trials, failure to obtain approval to market our product candidates, restrictions on future products or our manufacturing processes, significant fines, or other sanctions or litigation.

        Warburg Pincus Private Equity VIII, L.P. ("Warburg") controls a substantial percentage of the voting power of our outstanding common stock.

        On March 2, 2005, we entered into a Securities Purchase Agreement with Warburg Pincus Private Equity VIII, L.P. ("Warburg") and certain other investors pursuant to which we issued and sold an aggregate of 2,352,443 shares of our Series A Exchangeable Preferred Stock (the "Exchangeable Preferred") at a price per share of $22.10, for aggregate gross proceeds of approximately $52.0 million. On May 18, 2005, at our Annual Meeting of Stockholders, our stockholders voted to approve the issuance of shares of our common stock upon exchange of shares of the Exchangeable Preferred. As a result of such approval, we issued a total of 23,524,430 shares of common stock upon exchange of 2,352,443 shares of Exchangeable Preferred (the "Share Exchange"). After giving effect to the Share Exchange, the Company has approximately 55.1 million shares of common stock outstanding as of December 31, 2005. Warburg owns approximately 22.6 million shares of our common stock, or 41% of the voting power of our outstanding common stock as of December 31, 2005. As a result, Warburg is able to exercise substantial influence over any actions requiring stockholder approval. However, in connection with its purchase of the Exchangeable Preferred, Warburg entered into a standstill agreement agreeing not to pursue, for four years, certain activities the purpose or effect of which may be to change or influence the control of Allos.

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

        Because Warburg owns a substantial percentage of our outstanding common stock, we amended the stockholder rights plan in connection with Warburg's purchase of the Exchangeable Preferred to provide that Warburg and its affiliates will be exempt from the stockholder rights plan, unless Warburg and its affiliates become, without our prior consent, the beneficial owner of more than 44% of our common stock. Under the stockholder rights plan, our Board of Directors has express authority to amend the rights plan without stockholder approval.

        The market price for our common stock has been and may continue to be highly volatile.

        We cannot be sure that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. The trading price of our common stock has been and is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

        We are required to recognize stock-based compensation expense relating to employee stock options and stock purchases under our Employee Stock Purchase Plan, and the amount of expense we recognize may not accurately reflect the value of our share-based payment awards. Further, the recognition of stock-based compensation expense will cause our net losses to increase and may cause the trading price of our common stock to fluctuate.

        On January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"), which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, our operating results for the first quarter of 2006 and for future periods will contain a charge for stock-based compensation related to employee stock options and employee stock purchases. The application of SFAS 123R requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management's opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and other relevant accounting pronouncements using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

        We expect that our adoption of SFAS 123R will have a material impact on our financial statements and results of operations and this will continue to be the case for future periods. We cannot predict the effect that our stock-based compensation expense will have on the trading price of our common stock.

        If we do not progress in our programs as anticipated, our stock price could decrease.

        For planning purposes, we estimate the timing of a variety of clinical, regulatory and other milestones, such as when a certain product candidate will enter clinical development, when a clinical trial will be completed or when an application for regulatory approval will be filed. Some of our estimates are included in this report. Our estimates are based on information available to us as of the date of this report and a variety of assumptions. Many of the underlying assumptions are outside of our control. If milestones are not achieved when we estimated that they would be, investors could be disappointed, and our stock price may decrease.

  Substantial sales of shares may impact the market price of our common stock.

        If our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we consider appropriate. We are unable to predict the effect that sales may have on the then prevailing market price of our common stock. Pursuant to a Registration Rights Agreement entered into between us and the purchasers of Exchangeable Preferred, beginning on March 4, 2007, the purchasers of Exchangeable Preferred will be entitled to certain registration rights with respect to the shares of common stock that were issued upon exchange of the Exchangeable Preferred.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        Not Applicable.

ITEM 2. PROPERTIES

        Our corporate headquarters facility consists of approximately 43,956 square feet in Westminster, Colorado. We lease our corporate headquarters facility pursuant to a lease agreement that expires on October 31, 2008. In January 2005, we entered into agreements to sublease 9,420 square feet of this space to two other entities.

        We believe that our leased facilities are adequate to meet our needs until such time, if any, as we receive regulatory approval to market one or more of our product candidates. We also believe that there is adequate space for lease in our area to support our future growth requirements.

ITEM 3. LEGAL PROCEEDINGS

        The Company and one of its officers were named as defendants in a purported securities class action lawsuit filed in May 2004 in the United States District Court for the District of Colorado (the "District Court"). An amended complaint was filed in August 2004. The lawsuit was brought on behalf of a purported class of purchasers of our securities during the period from May 29, 2003 to April 29, 2004, and sought unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN during this period and subsequent declines in our stock price. On October 20, 2005, the District Court granted the defendants' motion to dismiss the lawsuit with prejudice. In an opinion dated October 20, 2005, the District Court concluded that the plaintiff's complaint failed to meet the legal requirements applicable to its alleged claims.

        On November 20, 2005, the plaintiff appealed the District Court's decision to the U.S. Court of Appeals for the Tenth Circuit (the "Court of Appeals"). We believe the plaintiff's claims are without merit, and intend to vigorously defend against the plaintiff's appeal. However, as with any litigation proceeding, we cannot predict with certainty the eventual outcome of the litigation. If the Court of Appeals reverses the District Court's decision and we are not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business. This lawsuit has been tendered to our insurance carriers.

        In July 2005, one of our stockholders commenced a stockholder's derivative action in the District Court against several of our current and former directors, naming the Company as a nominal defendant. The factual allegations in the derivative action were substantially the same as the factual allegations in the purported securities class action filed in May 2004. On November 2, 2005, the District Court granted the parties' joint motion for voluntary dismissal and dismissed the case without prejudice. Because the derivative lawsuit was based on the same substantive allegations contained in the securities class action, which was previously dismissed as described above, the plaintiff in the derivative action agreed to voluntarily dismiss his complaint without prejudice, which means that he reserves the right to re-file the derivative action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held a Special Meeting of Stockholders on December 21, 2005. At such meeting, our stockholders voted upon and approved an amendment and restatement of our 2000 Stock Incentive Compensation Plan (the "Incentive Plan") to increase the aggregate number of shares of common stock authorized for issuance under the Incentive Plan by 3,500,000 shares, and provide that the number of shares of common stock that may be granted under the Incentive Plan to any one employee during any calendar year cannot exceed 2,000,000 shares.

For	Against	Abstentions	Not Voted
28,333,495	4,792,355	40,711	21,894,817

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

        Our common stock is traded on the Nasdaq National Market® under the symbol "ALTH." Trading of our common stock commenced on March 28, 2000, following completion of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market:

Year Ended December 31, 2005	HIGH	LOW
First Quarter	$2.71	$2.06
Second Quarter	$2.43	$2.06
Third Quarter	$2.56	$2.08
Fourth Quarter	$2.50	$2.01
Year Ended December 31, 2004	HIGH	LOW
First Quarter	$5.90	$3.25
Second Quarter	$5.18	$1.54
Third Quarter	$2.45	$1.59
Fourth Quarter	$3.02	$1.73

        On March 6, 2006, we had approximately 74 holders of record of our common stock.

Dividends

        We have never paid any cash dividends on our common stock and do not intend to pay any such dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of December 31, 2005:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(1)
Equity compensation plans approved by security holders	3,227,935	$3.50	6,478,743	(1)(2)
Equity compensation plans not approved by security holders	716,440	$5.55	247,453

Total	3,944,375	$3.87	6,726,196	(1)(2)

(1)
Each year on the first day of the Company's fiscal year beginning in 2001, the share reserve under the Incentive Plan is increased by the lesser of the following: (i) 2% of the total number of shares of common stock outstanding, (ii) 440,000 shares, or (iii) such smaller number of shares as determined by the Board of Directors.

(2)
Includes 2,368,072 shares that remain available for future purchase under the Purchase Plan.

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data set forth below should be read in conjunction with our financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this report. The statement of operations data for the years ended December 31, 2003, 2004, 2005, and cumulative period from September 1, 1992 through December 31, 2005, and the balance sheet data as of December 31, 2004 and 2005, are derived from, and qualified by reference to, our audited financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2001 and 2002, and the balance sheet data as of December 31, 2001, 2002 and 2003, are derived from our audited financial statements that do not appear in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

						Cumulative period from September 1, 1992 (date of inception) through December 31, 2005
	Years Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except share and per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$12,660	$13,860	$11,957	$10,158	$11,215	$93,533
Clinical manufacturing	3,143	3,776	7,252	2,979	1,266	26,781
Marketing, general and administrative	9,277	10,444	9,378	9,194	9,044	68,282
Restructuring costs	—	—	638	—	380	1,018

Total operating expenses	25,080	28,080	29,225	22,331	21,905	189,614
Loss from operations	(25,080)	(28,080)	(29,225)	(22,331)	(21,905)	(189,614)
Gain on settlement claims	—	—	5,110	—	—	5,110
Interest and other income, net	4,936	2,311	988	494	1,768	16,394

Net loss	(20,144)	(25,769)	(23,127)	(21,837)	(20,137)	(168,110)
Dividend related to beneficial conversion feature of preferred stock	—	—	—	—	(623)	(10,237)

Net loss attributable to common stockholders	$(20,144)	$(25,769)	$(23,127)	$(21,837)	$(20,760)	$(178,347)

Net loss per share: basic and diluted	$(0.88)	$(1.03)	$(0.87)	$(0.70)	$(0.45)

Weighted-average shares used in computing basic and diluted net loss per share	22,970,974	24,942,496	26,493,861	31,139,192	46,070,686

	As of December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments in marketable securities	$59,219	$54,433	$44,897	$23,711	$55,156
Long-term investments in marketable securities	9,843	5,816	150	138	126
Working capital	55,654	48,679	43,806	22,745	52,477
Total assets	72,174	64,401	48,174	26,173	57,081
Long-term obligations, less current portion	—	—	—	—	—
Common stock	156,948	171,046	181,446	181,485	231,637
Deficit accumulated during the development stage	(86,854)	(112,623)	(135,750)	(157,587)	(178,347)
Total stockholders' equity	67,151	57,322	45,411	23,863	53,290

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

        We have devoted substantially all of our resources to research and clinical development. We have never generated any revenue from product sales and have experienced significant net losses since our inception in 1992. For the years ended December 31, 2003, 2004 and 2005, we had net losses of $23.1 million, $21.8 million, and $20.8 million, respectively. As of December 31, 2005, we have accumulated a deficit of $178.3 million during our development stage. We expect to continue incurring net losses for the foreseeable future. The presence and size of these potential net losses will depend, in large part, on if and when we receive regulatory approval in the United States or Europe to market EFAPROXYN as an adjunct to radiation therapy for the treatment of brain metastases from breast cancer. Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates.

        As of December 31, 2005, we had $55.3 million in cash, cash equivalents, and investments in marketable securities. We believe that our existing cash, cash equivalents and investments will be adequate to satisfy our capital needs through at least the end of 2007, except that additional capital resources will be required to support commercialization of EFAPROXYN in the event we obtain regulatory approval to market EFAPROXYN for the treatment of patients with brain metastases originating from breast cancer.

Recent Event

        In January 2006, Michael E. Hart notified our Board of Directors of his intent to resign his positions as President, Chief Executive Officer and Chief Financial Officer of the Company once a successor Chief Executive Officer is appointed. Our Board of Directors has retained a nationally recognized executive search firm to assist in the recruitment of a successor Chief Executive Officer. However, competition for executive personnel is intense, and we may be unable to obtain a suitable replacement for Mr. Hart in a timely manner, or at all. In addition, Mr. Hart may choose to leave us prior to his successor being appointed. If we are unable to find a suitable successor or successors to Mr. Hart as the Company's President, Chief Executive Officer and Chief Financial Officer in a timely manner, or Mr. Hart chooses to leave us prior to his successor being appointed, our business and results of operations may be adversely affected.

        On March 3, 2006, we entered into a separation agreement with Mr. Hart to provide certain incentives for his continued employment with the Company while we conduct our search for his successor. Pursuant to the separation agreement, if Mr. Hart continues to serve as our President, Chief Executive Officer and Chief Financial Officer until his successor is appointed, he will be entitled to:

  •
  continuation of his annual base salary of $362,457 for a period of eighteen months following his termination of employment;

  •
  a pro rata portion of his 2006 bonus, as determined in the sole discretion of our Compensation Committee of the Board;

  •
  continued vesting of his stock options granted prior to March 3, 2006 for a period of one year following his termination of employment, which options will remain exercisable until the later of (i) the date that is ninety days following Mr. Hart's resignation from the Board, or (ii) the date which is ninety days following the termination of his consulting relationship with the Company (as discussed below);

  •
  reimbursement, on a grossed-up basis, for the after tax payments of the premiums on his supplemental disability and term life insurance coverage for a period of twenty-four months following his termination of employment; and

  •
  reimbursement for the cost of his COBRA continuation coverage until the earlier of (i) eighteen months from his termination of employment, or (i) the date on which he becomes eligible to receive comparable health insurance coverage from a new employer.

        If our Board of Directors determines at any time that Mr. Hart is not satisfactorily performing his duties, they may request Mr. Hart's resignation, in which case he will not be entitled to receive a pro rata portion of his 2006 bonus or continued vesting of his options granted prior to March 3, 2006. If Mr. Hart voluntarily terminates his employment before his successor is appointed, his salary continuation and COBRA continuation benefits will be reduced from eighteen to twelve months, and he will not be entitled to receive a pro rata portion of his 2006 bonus or continued vesting of his options granted prior to March 3, 2006. In both scenarios, Mr. Hart's options granted prior to March 3, 2006 will remain exercisable according to their terms, which generally means that Mr. Hart may exercise the vested portion of such options within ninety days following the termination of his employment.

        Also pursuant to the separation agreement, on March 3, 2006, we granted Mr. Hart a stock option to purchase 50,000 shares of common stock at an exercise price equal to $3.55 per share. This option will become fully vested if Mr. Hart remains employed in his current capacity until his successor is appointed and will remain exercisable until the later of (i) the date that is ninety days following Mr. Hart's resignation from the Board, or (ii) the date which is ninety days following the termination of his consulting relationship with the Company. If Mr. Hart's employment is terminated for any reason before his successor is appointed, this option will be forfeited immediately upon his termination of employment.

        Finally, if Mr. Hart remains employed until his successor is appointed, he will continue to serve as member of our Board of Directors, but has agreed to resign his position as a director upon the request of a majority of the non-executive members of the Board. If Mr. Hart is requested to resign his position as a director prior to December 31, 2007, the parties have agreed that Mr. Hart will provide us with up to 20 hours of consulting services per month from the date of his resignation as a director through December 31, 2007.

Results of Operations

Comparison of Years Ended December 31, 2003, 2004 and 2005

        Research and Development.    Research and development expenses include the costs of certain personnel, basic research, nonclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, patents and licensing fees for new products.

	Years Ended December 31,
	2003	2004	2005
	(in millions)
Research and development expenses	$12.0	$10.2	$11.2

        The $1.8 million decrease in research and development expenses in 2004 as compared to 2003 was primarily due to the following:

  •
  $2.4 million decrease in clinical trials costs resulting from close-out costs recorded in 2003 in connection with the termination of a Phase 3 trial of EFAPROXYN in patients with NSCLC as a expense reduction measure;

  •
  $1.0 million decrease in personnel costs resulting from headcount reductions implemented in 2003; and

  •
  $1.0 million decrease resulting from an impairment charge recorded in 2003 in connection with our investment in N-Gene Research Laboratories, Inc.

        These decreases were partially offset by the following increases:

  •
  $1.2 million increase in clinical trial costs resulting from increased patient enrollment in our Phase 3 ENRICH trial;

  •
  $1.0 million increase in licensing fees relating to a milestone payment paid in 2004 under our license agreement for PDX; and

  •
  $277,000 increase in regulatory fees resulting from our MAA filing in 2004.

        The $1.1 million increase in research and development expenses in 2005 as compared to 2004 was primarily due to a $3.6 million increase in clinical trial costs resulting from increased patient enrollment in our Phase 3 ENRICH trial. This increase was partially offset by the following decreases:

  •
  $1.0 million decrease in licensing fees resulting from a milestone payment paid in 2004 under our license agreement for PDX;

  •
  $590,000 decrease in nonclinical studies costs for PDX;

  •
  $396,000 decrease in consulting costs due to the cost of activities relating to our meeting with ODAC in May 2004;

  •
  $277,000 decrease in regulatory fees due to the cost of our MAA filing in 2004; and

  •
  $167,000 decrease in non-cash stock-based compensation expense.

        We expect research and development expenses to increase in 2006 due to the following:

  •
  an increase in costs relating to our Phase 1/2 single-agent study of PDX in patients with NHL and our planned Phase 2 study of PDX in patients with relapsed or refractory PTCL;

  •
  an increase in nonclinical studies costs resulting from new PDX studies starting in 2006;

  •
  a milestone payment of $500,000 due in December 2006 under our license agreement for PDX; and

  •
  an increase in non-cash stock-based compensation expense due to the adoption of accounting rules related to stock-based compensation on January 1, 2006.

        We charge direct internal and external research and development expenses to the respective development programs. Since our inception through December 31, 2005, we have incurred direct costs of approximately $34.2 million, $5.0 million and $208,000 associated with research and development expenses for EFAPROXYN, PDX and RH1 respectively, and approximately $5.5 million associated with our other research and development programs, including programs that have been discontinued. We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs. These consist primarily of salaries and benefits, facilities costs and other internal-shared resources related to the development and maintenance of systems and processes applicable to all of our programs. Unallocated costs since inception through December 31, 2005 represent approximately $48.6 million of research and development expenses.

        The following table summarizes our research and development expenses for the years ended December 31, 2003, 2004 and 2005 and for the cumulative period from our inception through December 31, 2005:

				Cumulative Period from September 1, 1992 through December 31, 2005
	Years Ended December 31,
	2003	2004	2005
	(in millions)
EFAPROXYN	$2.9	$1.9	$5.3	$34.2
PDX	0.6	1.9	0.5	5.0
RH1	—	0.2	—	0.2
Other programs	1.6	—	—	5.5
Unallocated	6.9	6.2	5.4	48.6

Total research and development expenses	$12.0	$10.2	$11.2	$93.5

        The timing and costs to complete the successful development of any of our product candidates are highly uncertain, and therefore difficult to estimate. The lengthy process of seeking regulatory approvals for our product candidates, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources. For a more complete discussion of the regulatory approval process, please refer to the "Government Regulation" section of Item I above. Clinical development timelines, likelihood of success and total costs vary widely and are impacted by a variety of factors discussed in the "Risk Factors" section of Item IA above. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of any of our product candidates or the ultimate costs of such efforts. Due to these same factors, we cannot be certain when, or if, any net cash inflow from any of our current product candidates will commence.

        Clinical Manufacturing.    Clinical manufacturing expenses include the costs of certain personnel, third party manufacturing costs for EFAPROXYN for use in clinical trials, costs associated with pre-commercial scale-up of manufacturing to support anticipated commercial requirements, and development activities for clinical trial and nonclinical studies material for PDX.

	Years Ended December 31,
	2003	2004	2005
	(in millions)
Clinical manufacturing expenses	$7.3	$3.0	$1.3

        The $4.3 million decrease in clinical manufacturing expenses in 2004 as compared to 2003 was primarily due to the following:

  •
  $3.0 million termination fee paid in 2003 in connection with the cancellation of our purchase orders for EFAPROXYN bulk drug substance that had been placed in anticipation of commercialization;

  •
  $910,000 decrease in third-party manufacturing costs for EFAPROXYN, PDX and BGP-15, a compound for which the Company discontinued development in 2003;

  •
  $187,000 decrease in personnel costs due to headcount reductions implemented in 2003; and

  •
  $157,000 decrease in consulting costs.

        The $1.7 million decrease in clinical manufacturing expenses in 2005 as compared to 2004 was primarily due to the following:

  •
  $866,000 decrease in third-party manufacturing costs for EFAPROXYN bulk drug substance and formulated drug product as our supplies during 2005 were sufficient for our clinical trials requirements in 2005;

  •
  $670,000 decrease in third-party manufacturing costs for PDX bulk drug substance and formulated drug product as our supplies during 2005 were sufficient for our clinical trials requirements in 2005; and

  •
  $176,000 decrease in personnel costs due to reduced headcount.

        We currently have a sufficient supply of EFAPROXYN bulk drug substance and formulated drug product to support our clinical trial requirements for 2006. However, we expect our manufacturing expenses for EFAPROXYN to increase in 2006 as compared to 2005 as a result of costs incurred in connection with pre-commercial scale-up of manufacturing to support anticipated commercial requirements. We also plan to increase our supply of PDX bulk drug substance and formulated drug product to support our requirements for PDX clinical trials and nonclinical studies in 2006. Given the above, we expect total clinical manufacturing expenses in 2006 will increase as compared to 2005.

        Marketing, General and Administrative.    Marketing, general and administrative expenses include costs for pre-marketing activities, executive administration, corporate offices and related infrastructure, and corporate development.

	Years Ended December 31,
	2003	2004	2005
	(in millions)
Marketing, general and administrative expenses	$9.4	$9.2	$9.0

        The $184,000 decrease in marketing, general and administrative expenses in 2004 as compared to 2003 was primarily due to the following:

  •
  $591,000 decrease resulting from fees and expenses incurred in connection with a settlement of claims with N-Gene Research Laboratories, Inc.; and

  •
  $191,000 decrease in marketing expenses.

        These decreases were partially offset by a $572,000 increase resulting from expenses incurred in 2004 relating to our compliance efforts with the Sarbanes Oxley Act of 2002 and related regulations.

        The $150,000 decrease in marketing, general and administrative expenses in 2005 as compared to 2004 was primarily due to the following:

  •
  $346,000 decrease in third-party legal fees relating to general corporate matters and the purported securities class action lawsuit filed in May 2004;

  •
  $326,000 decrease in public relations costs resulting from reduced use of third-party agencies;

  •
  $288,000 decrease in expenses relating to our second year of compliance efforts with the Sarbanes Oxley Act of 2002 and related regulations;

  •
  $137,000 decrease in facilities costs primarily resulting from the January 2005 sublease of excess space in our corporate offices and the corresponding restructuring costs recorded for this excess space; and

  •
  $128,000 decrease in depreciation and amortization expense relating to our property and equipment.

        These decreases were partially offset by the following increases:

  •
  $571,000 increase in non-cash stock-based compensation expense, primarily resulting from $462,000 of non-cash stock-based compensation expense resulting from the May 2005 amendment of certain options granted to our Chairman of the Board of Directors in 2000; and

  •
  $496,000 increase in personnel costs primarily resulting from additional headcount.

        We expect marketing, general and administrative expenses to increase in 2006 due to the following:

  •
  an increase in non-cash stock-based compensation expense resulting from the adoption of accounting rules related to stock-based compensation on January 1, 2006;

  •
  an increase in marketing costs resulting from pre-commercial activities for EFAPROXYN; and

  •
  an increase in personnel costs, primarily resulting from additional headcount.

        Restructuring Costs.    We recorded $638,000 and $380,000 in restructuring costs during the years ended December 31, 2003 and 2005, respectively. The restructuring costs for 2003 included severance and other employee termination costs of approximately $634,000 and legal fees of $4,000. The restructuring costs for 2005 of $380,000 represent a charge equal to our obligation on excess space in our corporate offices less the sum of the actual and expected sublease rental payments for this excess space. As of December 31, 2003 and 2004, there was no remaining liability related to the restructuring in 2003. As of December 31, 2005, the remaining liability related to the restructuring costs in 2005 was $209,000.

        Gain on Settlement Claims.    In 2003, we recognized a gain on settlement claims of approximately $5.1 million in connection with our receipt of a one-time settlement fee from Durus Life Sciences Master Fund, Ltd. relating to short-swing trading liabilities under Section 16(b) of the Securities Exchange Act of 1934, as amended.

        Interest and Other Income, Net.    Interest income, net of interest expense, for 2003, 2004 and 2005 was $989,000, $494,000, and $1.8 million, respectively. The $495,000 decrease in 2004 as compared to 2003 primarily resulted from lower average investment balances and lower yields on United States government securities, high-grade commercial paper and corporate notes, and money market funds. The $1.3 million increase in 2005 as compared to 2004 primarily resulted from higher average investment balances and higher yields on United States government securities, high-grade commercial paper and corporate notes, and money market funds.

        Income Taxes.    As of December 31, 2005, we have approximately $141.0 million of net operating loss ("NOL") carryforwards, approximately $7.0 million of research and development ("R&D") credit carryforwards and a $393,000 orphan drug credit carryforward. These carryforwards will expire beginning in 2009. The utilization of these carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of these carryforwards. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the NOL, R&D credit, and orphan drug credit carryforwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest and are subject to review and possible adjustment by the Internal Revenue Service. A greater than 50% change in ownership of a company within a three-year period results in an annual limitation on our ability to utilize our NOL, R&D credit and orphan drug credit carryforwards from tax periods prior to the ownership change. Our NOL, R&D credit and orphan drug credit carryforwards as of December 31, 2005 will likely be subject to annual limitation due to changes in ownership from previous financings. The amount of these limitations, if any, is unknown, and our NOL, R&D credit and orphan drug credit carryforwards may expire unused. Additionally, future ownership changes could further limit the utilization of our NOL, R&D credit and orphan drug credit carryforwards.

Liquidity and Capital Resources

        Our cash, cash equivalents, and short-term investments in marketable securities amounted to $55.2 million at December 31, 2005. Since our inception, we have financed our operations primarily through the private sale of securities and our initial public offering of common stock in March 2000, which have resulted in net proceeds to us of $199.2 million through December 31, 2005. We have also generated $16.4 million of net interest income since our inception from investing the net proceeds of these financings.

        We have used $139.6 million of cash for operating activities from our inception through December 31, 2005. Net cash used to fund our operating activities for 2003, 2004 and 2005 was $26.2 million, $21.1 million and $17.7 million, respectively.

        Net cash provided by investing activities for 2003 and 2004 was $15.7 million and $17.4 million, respectively, and consisted primarily of proceeds from the maturities of investments in marketable securities, partially offset by the purchase of investments in marketable securities. Net cash used in investing activities for 2005 was $28.2 million, and consisted primarily of purchases of investments in marketable securities, partially offset by the proceeds from maturities of investments in marketable securities.

        Net cash provided by financing activities during 2003 and 2004 was $11.4 million and $158,000, respectively, and resulted from the private sale of common and preferred stock, exercise of common stock options, and proceeds from sales of stock under our employee stock purchase plan. Net cash provided by financing activities during 2005 was $49.1 million and resulted primarily from the March 2005 sale of 2,352,443 shares of Series A Exchangeable Preferred Stock (the "Exchangeable Preferred"), at a price per share of $22.10, to Warburg Pincus Private Equity VIII, L.P. ("Warburg") and certain other investors for aggregate gross proceeds of approximately $52.0 million. We incurred offering expenses of $3.2 million in connection with the sale of Exchangeable Preferred, resulting in net proceeds to the Company of $48.8 million. On May 18, 2005, at our Annual Meeting of Stockholders, our stockholders voted to approve the issuance of shares of our common stock upon exchange of shares of the Exchangeable Preferred. As a result of such approval, we issued a total of 23,524,430 shares of common stock upon exchange of 2,352,443 shares of Exchangeable Preferred.

        Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents, and investments in marketable securities will be adequate to satisfy our capital needs at least through the first quarter of 2007, and potentially through the end of 2007. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We anticipate continuing our current development programs and/or beginning other long-term development projects involving our product candidates. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. Therefore, we may need to obtain additional funds from outside sources to continue research and development activities, fund operating expenses, pursue regulatory approvals and build sales and marketing capabilities, as necessary. However, our actual capital requirements will depend on many factors, including:

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

        We will be required to raise additional capital to support our future operations, including commercialization of EFAPROXYN in the event we obtain regulatory approval to market EFAPROXYN for the treatment of patients with brain metastases originating from breast cancer. We may seek to obtain this additional capital through arrangements with corporate partners, equity or debt financings, or from other sources. Such arrangements, if successfully consummated, may be dilutive to our existing stockholders. However, there is no assurance that we will be successful in consummating any such arrangements. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. If we are unable to generate meaningful amounts of revenue from future product sales, if any, or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our business and future prospects for revenue and profitability may be harmed.

Obligations and Commitments

        Below is a schedule of timing of contractual commitments, by fiscal year, related to our leases and service contracts. We currently have no off-balance sheet arrangements.

	2006	2007 to 2008	2009 to 2010	After 2010	Total
Operating lease obligations	$733,000	$1,432,000	$73,000	$—	$2,238,000
Contingent payment obligations	550,000	—	—	—	550,000
License agreement obligations	500,000	1,000,000	500,000	—	2,000,000
Purchase obligations	2,000,000	8,500,000	10,000,000	20,000,000	40,500,000

Total obligations	$3,783,000	$10,932,000	$10,573,000	$20,000,000	$45,288,000

        Operating lease obligations represent future minimum rental commitments for noncancelable operating leases for our facilities and certain office equipment, net of $206,000 of remaining sublease payments on excess space in our corporate offices.

        Contingent payment obligations represent a potential milestone payment that may be required under the terms of an agreement with a third party to provide certain trial management services in Europe and South America in connection with the ENRICH trial. Under the terms of the original agreement, we were required to pay this third party approximately $1.0 million if certain patient enrollment milestones were achieved in Europe and South America in July 2006. In March 2006, the agreement was amended to reduce the amount of the milestone payment from approximately $1.0 million to $550,000 and to make certain other changes to the agreement. As of December 31, 2005, we recorded a portion of the original $1.0 million milestone payment in accrued research and development expenses equal to the number of patients actually enrolled as of December 31, 2005 relative to the patient enrollment milestone in the agreement.

        License agreement obligations represent future milestone payments under our license agreement for PDX, due upon the passage of certain time periods after the effective date of the agreement, which could be paid earlier depending on the timing of achieving a development milestone.

        Purchase obligations represent annual minimum purchase requirements of efaproxiral sodium from Hovione under our June 2005 Manufacturing Agreement, equal to $2,000,000 in 2006, $3,500,000 in 2007, $5,000,000 in 2008, and $5,000,000 in each year thereafter through the end of the term of the agreement (equal to the 7th anniversary of the date we obtain approval from the FDA to market EFAPROXYN). In the event that we do not meet these annual minimum purchase requirements, we have the option to pay extension fees to move the annual requirements out by a total of three years. These extension fees are equal to $100,000 for a first extension, $150,000 for a second extension, and $200,000 for a third and final extension, if necessary. The Company and Hovione each have customary termination rights, including termination for material breach or other events relating to insolvency or bankruptcy. In addition, we may terminate the agreement at any time if we decide to discontinue development or, if approved, marketing of EFAPROXYN.

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

        We record the costs of clinical studies, clinical development, regulatory affairs, biostatistical data analysis, non-clinical studies, basic research and licensing fees as a component to research and development expenses. Clinical study costs represent internal costs from personnel, external costs incurred at clinical sites and contracted costs incurred by third party clinical research organizations to perform certain clinical trials.

        In accordance with certain research and development agreements, we are obligated to make certain upfront payments upon execution of the agreement. We record these upfront payments as prepaid research and development expenses. Such payments are recorded to research and development expense as services are performed or terms of the respective agreements are achieved. We evaluate on a quarterly basis whether events and circumstances have occurred that may indicate impairment of remaining prepaid research and development expenses.

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

        All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying values of our cash equivalents and investments in marketable securities approximate their market values based on quoted market prices. We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in marketable securities are classified as held to maturity and are carried at cost plus accrued interest. Substantially all of our marketable securities are held in corporate notes with remaining maturities ranging from one to fourteen months.

        Our finished drug inventory is expensed to clinical manufacturing expenses since we are still a development stage company and we have not received regulatory approval to market EFAPROXYN. After regulatory approval, we will be required to capitalize any future costs of our marketed products at the lower of cost or market and then expense the sold inventory as a component of cost of goods sold. The timing of future payments for finished drug inventory in relation to the timing of regulatory approval may cause variability in our future cost of goods sold and clinical manufacturing expenses.

Recent Accounting Pronouncements

        We are required to adopt new accounting rules surrounding share-based payments to employees, including grants of employee stock options, in the first quarter of 2006. These new accounting rules will require us to record non-cash stock-based compensation expense in our financial statements for grants of employee stock options and other share-based payments, based on their fair values. We expect that the adoption of these new accounting rules will have a material impact on our net loss attributable to common stockholders and our net loss per share in 2006.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, cash equivalents, short-term and long-term investments in marketable securities, and accounts payable. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

        We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The average duration of the issues in our portfolio as of December 31, 2005 is approximately six months. As of December 31, 2005, our investments in marketable securities of $51.1 million are all classified as held-to-maturity and were held in a variety of interest-bearing instruments, consisting mainly of high-grade corporate notes.

        Investments in fixed-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. Due in part to this factor, our interest income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. Due to the short duration of our investment portfolio, we believe an immediate 10% change in interest rates would not be material to our financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required by this Item are included in Item 15 of this report and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive and financial officer (the "Evaluating Officer"), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on that evaluation, our management, including the Evaluating Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2005 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Evaluating Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or Rule 15d-(f)

promulgated under the Exchange Act as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that:

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making its assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management determined that, as of December 31, 2005, we maintained effective internal control over financial reporting based on those criteria.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on page F-2 of this Annual Report on Form 10-K.

No Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item concerning our directors is incorporated by reference to the information to be set forth in the sections entitled "Proposal 1—Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005 (the "Proxy Statement"). The information required by this Item concerning our executive officers is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled "Executive Officers and Key Employees."

        Our Board of Directors has adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees. Stockholders may locate a copy of our Code of Business Conduct and Ethics on our website at http://www.allos.com or request a free copy from:

  Allos Therapeutics, Inc.
  Attention: Investor Relations
  11080 CirclePoint Road, Suite 200
  Westminster, CO 80020
  Telephone: 303-426-6262

        To date, there have been no waivers under our Code of Business Conduct and Ethics. We will post any waivers, if and when granted, of our Code of Business Conduct and Ethics on our website.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item regarding executive compensation is incorporated by reference to the information to be set forth in the sections of the Proxy Statement entitled "Compensation of Executive Officers," "Compensation of Directors," "Employment, Severance and Change of Control Agreements," and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management." The information required by this Item regarding securities authorized for issuance under our equity compensations plans is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled "Securities Authorized for Issuance under Equity Compensation Plans."

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Exhibit No.	Note	Description
3.01	(26)	Amended and Restated Certificate of Incorporation.
3.02	(26)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.03	(26)	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Exchangeable Preferred Stock.
3.03.1	(27)	Certificate of Elimination of Series A Exchangeable Preferred Stock.
3.04	(26)	Bylaws.
4.01	(1)	Form of Common Stock Certificate.
4.02		Reference is made to Exhibits 3.01, 3.02, 3.03 and 3.04.
4.03	(2)	Rights Agreement dated May 6, 2003 between Allos and Mellon Investor Services LLC.
4.04	(3)	Form of Rights Certificate.
4.05	(4)	Amendment to Rights Agreement dated March 4, 2005 between Allos and Mellon Investor Services LLC.
10.01†	(1)	Form of Indemnification Agreement between Allos and each of its directors and officers.
10.02	(1)	Hemotech and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated January 12, 1994.
10.03	(1)	Amendment to Allos Therapeutics, Inc. and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated January 17, 1995.
10.04	(1)	Amendment to Allos Therapeutics, Inc. and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated March 12, 1996.

10.05	(1)	Assignment and Assumption Agreement with Amendment with Center for Innovative Technology and Virginia Commonwealth University Intellectual Property Foundation dated July 28, 1997.
10.06	(5)	Fourth Amended and Restated Stockholder Rights Agreement dated October 4, 1999 between Allos and the parties listed on Exhibit A thereto.
10.07†	(6)	1995 Stock Option Plan, as amended.
10.10†	(28)	2000 Stock Incentive Compensation Plan, as amended.
10.10.1†	(7)	Form of Incentive Stock Option Letter Agreement under 2000 Stock Incentive Compensation Plan.
10.10.2†	(8)	Form of Nonqualified Stock Option Letter Agreement under 2000 Stock Incentive Compensation Plan.
10.10.3†	(29)	Form of Nonqualified Stock Option Letter Agreement for Non-Employee Directors under 2000 Stock Incentive Compensation Plan.
10.11†	(9)	Severance Benefit Plan, effective January 16, 2001, and related benefit schedule thereto.
10.11.1†	(30)	2006 Group Termination Schedule under Severance Benefit Plan.
10.12†	(10)	2001 Employee Stock Purchase Plan and form of Offering.
10.13*	(11)	Office Lease dated April 4, 2001 between Allos and Catellus Development Corporation.
10.13.1*	(12)	Amended and Restated Second Amendment to Lease dated December 9, 2002 between Allos and Catellus Development Corporation.
10.13.2*	(13)	Third Amendment to Lease dated November 28, 2003 between Allos and Catellus Development Corporation.
10.14†	(14)	2002 Broad Based Equity Incentive Plan.
10.14.1†	(26)	Form of Stock Option Grant Notice under 2002 Broad Based Equity Incentive Plan.
10.14.2†	(26)	Form of Stock Option Agreement under 2002 Broad Based Equity Incentive Plan.
10.15†	(15)	Employment Agreement dated December 17, 2001 between Allos and Michael E. Hart.
10.16	(16)	Securities Purchase Agreement dated April 24, 2002 between Allos and Perseus-Soros BioPharmaceutical Fund, L.P.
10.17	(17)	Registration Rights Agreement dated April 24, 2002 between Allos and Perseus-Soros BioPharmaceutical Fund, L.P.
10.18†	(18)	Employment Agreement, effective August 12, 2002, between Allos and David A. DeLong.
10.19	(19)	Securities Purchase Agreement dated November 20, 2003 between Allos and the Purchasers listed on Exhibit A thereto.
10.20	(20)	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated November 20, 2003.

10.21*	(21)	Development and Supply Agreement, effective December 19, 2003, between Allos and Baxter Healthcare Corporation.
10.23†	(22)	Employment Agreement dated October 11, 2004 between Allos and Marc H. Graboyes.
10.24	(23)	Securities Purchase Agreement dated March 2, 2005 between Allos and the Investors listed on the signature pages thereto.
10.25	(24)	Registration Rights Agreement dated March 4, 2005 between Allos and the Investors listed on Schedule I thereto.
10.26	(25)	Letter Agreement dated March 4, 2005 among Allos, Warburg Pincus Private Equity VIII, L.P., Warburg Pincus & Co. and Warburg Pincus LLC.
10.27*	(31)	Manufacturing Agreement, effective May 30, 2005, between Allos and Hovione Inter Limited.
10.28†	(32)	Annual Incentive Plan.
10.29†	(33)	2006 Base Salaries for Named Executive Officers.
10.30†	(34)	Separation Agreement, dated March 3, 2006, between Allos and Michael E. Hart.
10.31†	(35)	Nonqualified Stock Option Letter Agreement, dated March 3, 2006, between Allos and Michael E. Hart.
10.32†		Summary of Compensation Arrangements between Allos and its Non-Employee Directors.
10.33†		Summary of Compensation Arrangements between Allos and Stephen J. Hoffman.
23.01		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.01		Power of Attorney (included on signature page hereto).
31.01		Rule 13a-14(a)/15d-14(a) Certification.
32.01		Section 1350 Certification.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

*
Confidential treatment has been granted with respect to specific portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission ("SEC").

(1)
Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form S-1 (File No. 333-95439), as amended, declared effective March 27, 2000.

(2)
Incorporated by reference to Exhibit 99.2 filed with our Current Report on Form 8-K filed on May 9, 2003.

(3)
Incorporated by reference to Exhibit 99.3 filed with our Current Report on Form 8-K filed on May 9, 2003.

(4)
Incorporated by reference to Exhibit 4.06 filed with our Current Report on Form 8-K filed on March 4, 2005.

(5)
Incorporated by reference to Exhibit 10.10 filed with our Registration Statement on Form S-1 (File No. 333-95439), as amended, declared effective March 27, 2000.

(6)
Incorporated by reference to Exhibit 10.11 filed with our Registration Statement on Form S-1 (File No. 333-95439), as amended, declared effective March 27, 2000.

(7)
Incorporated by reference to Exhibit 99.1 filed with our Current Report on Form 8-K filed on February 11, 2005.

(8)
Incorporated by reference to Exhibit 99.2 filed with our Current Report on Form 8-K filed on February 11, 2005.

(9)
Incorporated by reference to Exhibit 10.24 filed with our Annual Report on Form 10-K for the year ended December 31, 2000.

(10)
Incorporated by reference to Exhibit 10.26 filed with our Annual Report on Form 10-K for the year ended December 31, 2000.

(11)
Incorporated by reference to Exhibit 10.27 filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(12)
Incorporated by reference to Exhibit 10.27.1 filed with our Annual Report on Form 10-K for the year ended December 31, 2002.

(13)
Incorporated by reference to Exhibit 10.27.2 filed with our Annual Report on Form 10-K for the year ended December 31, 2003.

(14)
Incorporated by reference to Exhibit 99.1 filed with our Registration Statement on Form S-8 (File No. 333-76804), as filed with the SEC on January 16, 2002.

(15)
Incorporated by reference to Exhibit 10.16 filed with our Annual Report on Form 10-K for the year ended December 31, 2001.

(16)
Incorporated by reference to Exhibit 10.23 filed with our Current Report on Form 8-K filed on April 30, 2002.

(17)
Incorporated by reference to Exhibit 10.24 filed with our Current Report on Form 8-K filed on April 30, 2002.

(18)
Incorporated by reference to Exhibit 10.26 filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(19)
Incorporated by reference to Exhibit 99.1 filed with our Current Report on Form 8-K filed on November 21, 2003.

(20)
Incorporated by reference to Exhibit 99.2 filed with our Current Report on Form 8-K filed on November 21, 2003.

(21)
Incorporated by reference to Exhibit 10.37 filed with our Annual Report on Form 10-K for the year ended December 31, 2003.

(22)
Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on October 14, 2004.

(23)
Incorporated by reference to Exhibit 10.41 filed with our Current Report on Form 8-K/A filed on March 10, 2005.

(24)
Incorporated by reference to Exhibit 10.42 filed with our Current Report on Form 8-K/A filed on March 10, 2005.

(25)
Incorporated by reference to Exhibit 10.43 filed with our Current Report on Form 8-K filed on March 4, 2005.

(26)
Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2004.

(27)
Incorporated by reference to the same numbered exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(28)
Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on December 22, 2005.

(29)
Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on February 24, 2006.

(30)
Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 10-K dated February 10, 2006.

(31)
Incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(32)
Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on December 16, 2005.

(33)
Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on February 10, 2006.

(34)
Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on March 6, 2006.

(35)
Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on March 6, 2006.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOS THERAPEUTICS, INC.
Date: March 8, 2006	By:	/s/ MICHAEL E. HART Michael E. Hart President, Chief Executive Officer and Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Stephen J. Hoffman and Michael E. Hart, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant on March 8, 2006, and in the capacities indicated:

Name	Title

/s/ STEPHEN J. HOFFMAN Stephen J. Hoffman	Chairman of Board of Directors and Director
/s/ MICHAEL E. HART Michael E. Hart	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)
/s/ DAVID C. CLARK David C. Clark	Corporate Controller and Treasurer (Principal Accounting Officer)
/s/ MICHAEL D. CASEY Michael D. Casey	Director

/s/ MARK G. EDWARDS Mark G. Edwards	Director
/s/ STEWART HEN Stewart Hen	Director
/s/ MARVIN E. JAFFE Marvin E. Jaffe	Director
/s/ JONATHAN S. LEFF Jonathan S. Leff	Director
/s/ TIMOTHY P. LYNCH Timothy P. Lynch	Director

Allos Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Allos Therapeutics, Inc.:

We have completed integrated audits of Allos Therapeutics, Inc.'s 2005 and 2004 financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the accompanying balance sheets and related statements of operations, changes in stockholders' equity (deficit), and cash flows present fairly, in all material respects, the financial position of Allos Therapeutics, Inc. (a development stage enterprise) at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 and, cumulatively, for the period from September 1, 1992 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Denver, Colorado
March 9, 2006

ALLOS THERAPEUTICS, INC.

BALANCE SHEETS

	December 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,108,726	$4,224,634
Restricted cash	550,000	550,000
Investments in marketable securities	22,601,805	50,931,466
Prepaid research and development expenses	272,061	222,473
Prepaid expenses and other assets	522,591	338,393

Total current assets	25,055,183	56,266,966

Investments in marketable securities	138,055	125,872
Property and equipment, net	980,242	687,728

Total assets	$26,173,480	$57,080,566

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable—related parties	$47,000	$12,946
Trade accounts payable and accrued expenses	601,345	605,206
Accrued research and development expenses	894,977	1,970,143
Accrued bonus and employee benefits	767,155	1,201,821

Total current liabilities	2,310,477	3,790,116
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2004 and December 31, 2005; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,000,000 shares designated from authorized preferred stock at December 31, 2004 and December 31, 2005; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized at December 31, 2004 and December 31, 2005; 31,175,783 and 55,078,969 shares issued and outstanding at December 31, 2004 and December 31, 2005, respectively	31,176	55,079
Additional paid-in capital	181,453,476	231,582,277
Deferred compensation related to stock-based compensation	(34,820)	—
Deficit accumulated during the development stage	(157,586,829)	(178,346,906)

Total stockholders' equity	23,863,003	53,290,450

Total liabilities and stockholders' equity	$26,173,480	$57,080,566

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

				Cumulative Period from September 1, 1992 (date of inception) through December 31, 2005
	Years Ended December 31,
	2003	2004	2005
Operating expenses:
Research and development	$11,957,249	$10,158,553	$11,215,132	$93,532,951
Clinical manufacturing	7,251,807	2,978,684	1,265,663	26,780,788
Marketing, general and administrative	9,378,093	9,193,719	9,043,768	68,282,254
Restructuring costs	638,070	—	380,085	1,018,155

Total operating expenses	29,225,219	22,330,956	21,904,648	189,614,148

Loss from operations	(29,225,219)	(22,330,956)	(21,904,648)	(189,614,148)
Gain on settlement claims	5,110,083	—	—	5,110,083
Interest and other income, net	988,511	493,671	1,768,060	16,393,623

Net loss	(23,126,625)	(21,837,285)	(20,136,588)	(168,110,442)
Dividend related to beneficial conversion feature of preferred stock	—	—	(623,489)	(10,236,464)

Net loss attributable to common stockholders	$(23,126,625)	$(21,837,285)	$(20,760,077)	$(178,346,906)

Net loss per share: basic and diluted	$(0.87)	$(0.70)	$(0.45)

Weighted average shares: basic and diluted	26,493,861	31,139,192	46,070,686

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Convertible Preferred Stock
	Common Stock					Notes Receivable From Stockholders			Total Stockholders' Equity (Deficit)
					Additional Paid-in Capital		Deferred Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount
Subscription receivable for common stock at $1.61 per share	—	$90	—	$—	$—	$—	$—	$—	$90

Balance at December 31, 1992	—	90	—	—	—	—	—	—	90
Subscription receivable for common stock at $1.61 per share	—	10	—	—	—	—	—	—	10
Issuance of common stock for subscription receivable	992,000	892	—	—	(892)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(24,784)	(24,784)

Balance at December 31, 1993	992,000	992	—	—	(892)	—	—	(24,784)	(24,684)
Issuance of $.001 par value common stock in exchange for license agreement	248,000	248	—	—	39,752	—	—	—	40,000
Issuance of Series A convertible preferred stock ($.001 par value) together with Series A and Series B stock warrants at $1.00 per share	—	—	700,000	704	529,023	—	—	—	529,727
Issuance of Series A convertible preferred stock upon exercise of Series A warrants at $1.00 per share	—	—	1,300,000	1,300	1,298,700	—	—	—	1,300,000
Accretion to redemption value of preferred stock	—	—	—	—	58,839	—	—	(58,839)	—
Net loss	—	—	—	—	—	—	—	(898,929)	(898,929)

Balance at December 31, 1994	1,240,000	1,240	2,000,000	2,004	1,925,422	—	—	(982,552)	946,114
Issuance of Series A convertible preferred stock at $1.00 per share	—	—	3,000,000	3,000	2,973,454	—	—	—	2,976,454
Accretion to redemption value of preferred stock	—	—	—	—	229,837	—	—	(229,837)	—
Net loss	—	—	—	—	—	—	—	(2,384,176)	(2,384,176)

Balance at December 31, 1995	1,240,000	1,240	5,000,000	5,004	5,128,713	—	—	(3,596,565)	1,538,392
Issuance of Series B convertible preferred stock at $1.60 per share, net of issuance costs	—	—	5,032,500	5,033	7,992,705	—	—	—	7,997,738
Cancellation of Series B warrants previously issued with Series A	—	—	—	(4)	4	—	—	—	—
Cancellation of Series A redemption rights	—	—	—	—	(288,676)	—	—	288,676	—
Issuance of common stock upon exercise of stock options for cash of $4,024 and notes receivable of $90,000 at $0.16 per share	582,950	583	—	—	93,441	(90,000)	—	—	4,024
Net loss	—	—	—	—	—	—	—	(4,053,027)	(4,053,027)

Balance at December 31, 1996	1,822,950	1,823	10,032,500	10,033	12,926,187	(90,000)	—	(7,360,916)	5,487,127
Issuance of common stock upon exercise of stock options for cash of $20,288 and notes receivable of $49,687 at $0.16-$0.40 per share	175,770	176	—	—	69,799	(49,687)	—	—	20,288
Net loss	—	—	—	—	—	—	—	(6,512,591)	(6,512,591)

Balance at December 31, 1997	1,998,720	1,999	10,032,500	10,033	12,995,986	(139,687)	—	(13,873,507)	(1,005,176)
Issuance of Series C convertible preferred stock at $1.81 per share, net of issuance costs	—	—	9,944,750	9,945	17,937,102	—	—	—	17,947,047
Issuance of common stock upon exercise of stock options for cash of $3,464 at $0.16-$0.40 per share	13,239	13	—	—	3,451	—	—	—	3,464
Net loss	—	—	—	—	—	—	—	(8,573,923)	(8,573,923)

Balance at December 31, 1998	2,011,959	2,012	19,977,250	19,978	30,936,539	(139,687)	—	(22,447,430)	8,371,412

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

			Convertible Preferred Stock
	Common Stock					Notes Receivable From Stockholders			Total Stockholders' Equity (Deficit)
					Additional Paid-in Capital		Deferred Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 1998	2,011,959	2,012	19,977,250	19,978	30,936,539	(139,687)	—	(22,447,430)	8,371,412
Issuance of Series C convertible preferred stock at $1.81 per share, net of issuance costs	—	—	5,311,036	5,311	9,529,532	—	—	—	9,534,843
Issuance of common stock upon exercise of stock options for cash of $3,695 at $0.16-$0.56 per share	10,179	10	—	—	3,685	—	—	—	3,695
Deferred compensation related to options	—	—	—	—	6,811,055	—	(4,442,294)	—	2,368,761
Beneficial conversion feature related to issuance of preferred stock	—	—	—	—	9,612,975	—	—	(9,612,975)	—
Net loss	—	—	—	—	—	—	—	(11,287,740)	(11,287,740)

Balance at December 31, 1999	2,022,138	2,022	25,288,286	25,289	56,893,786	(139,687)	(4,442,294)	(43,348,145)	8,990,971
Issuance of 5,000,000 shares of common stock, net of issuance costs	5,000,000	5,000	—	—	82,764,396	—	—	—	82,769,396
Conversion of preferred stock to common stock upon IPO	15,678,737	15,679	(25,288,286)	(25,289)	9,610	—	—	—	—
Extinguishments of notes receivable	—	—	—	—	—	139,687	—	—	139,687
Issuance of common stock upon exercise of stock options for cash of $76,358 at $0.16-$0.56 per share	254,001	254	—	—	73,601	—	—	—	73,855
Deferred compensation related to options	—	—	—	—	16,860,998	—	(2,062,800)	—	14,798,198
Net loss	—	—	—	—	—	—	—	(23,361,475)	(23,361,475)

Balance at December 31, 2000	22,954,876	22,955	—	—	156,602,391	—	(6,505,094)	(66,709,620)	83,410,632
Issuance of common stock upon exercise of stock options for cash of $103,831 at $0.40-$2.42 per share	175,096	175	—	—	103,656	—	—	—	103,831
Issuance of common stock upon exercise of purchase rights at an exercise price of $3.84 per share	9,225	9	—	—	35,433	—	—	—	35,442
Stock compensation expense	—	—	—	—	283,512	—	—	—	283,512
Deferred compensation related to options	—	—	—	—	(99,700)	—	3,561,504	—	3,461,804
Net loss	—	—	—	—	—	—	—	(20,144,325)	(20,144,325)

Balance at December 31, 2001	23,139,197	23,139	—	—	156,925,292	—	(2,943,590)	(86,853,945)	67,150,896
Issuance of common stock in private placement for $6.00 per share, net of issuance costs	2,500,000	2,500	—	—	14,929,273	—	—	—	14,931,773
Issuance of common stock upon exercise of stock options for cash of $290,753 at $0.40-$7.38 per share	187,126	187	—	—	290,566	—	—	—	290,753
Issuance of common stock upon exercise of purchase rights at an exercise price of $3.84-$6.39 per share	27,446	27	—	—	120,252	—	—	—	120,279
Issuance of common stock upon exercise of warrants for equipment lease line	9,685	10	—	—	21,521	—	—	—	21,531
Stock compensation expense	—	—	—	—	190,378	—	—	—	190,378
Deferred compensation related to options	—	—	—	—	(1,456,577)	—	1,842,124	—	385,547
Net loss	—	—	—	—	—	—	—	(25,768,974)	(25,768,974)

Balance at December 31, 2002	25,863,454	25,863	—	—	171,020,705	—	(1,101,466)	(112,622,919)	57,322,183

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

			Convertible Preferred Stock
	Common Stock					Notes Receivable From Stockholders			Total Stockholders' Equity (Deficit)
					Additional Paid-in Capital		Deferred Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2002	25,863,454	25,863	—	—	171,020,705	—	(1,101,466)	(112,622,919)	57,322,183
Issuance of common stock upon exercise of stock options for cash of $75,686 at $.56-$2.42 per share	35,400	35	—	—	75,651	—	—	—	75,686
Issuance of common stock upon exercise of purchase rights at an exercise price of $2.48-$2.58 per share	32,189	33	—	—	81,466	—	—	—	81,499
Issuance of common stock in private placement for $2.32 per share together with common stock warrants for $3.14 per share, net of issuance costs	5,172,412	5,173	—	—	11,196,549	—	—	—	11,201,722
Stock compensation expense	—	—	—	—	178,166	—	—	—	178,166
Deferred compensation related to options	—	—	—	—	(1,137,244)	—	815,890	—	(321,354)
Net loss	—	—	—	—	—	—	—	(23,126,625)	(23,126,625)

Balance at December 31, 2003	31,103,455	31,104	—	—	181,415,293	—	(285,576)	(135,749,544)	45,411,277
Issuance of common stock upon exercise of stock options for cash of $97,794 at $.40-$4.75 per share	35,935	36	—	—	97,758	—	—	—	97,794
Issuance of common stock upon exercise of purchase rights at an exercise price of $1.85-$1.91 per share	36,393	36	—	—	68,239	—	—	—	68,275
Stock issuance costs	—	—	—	—	(8,279)	—	—	—	(8,279)
Stock compensation recovery	—	—	—	—	(170,118)	—	—	—	(170,118)
Deferred compensation related to options	—	—	—	—	50,583	—	250,756	—	301,339
Net loss	—	—	—	—	—	—	—	(21,837,285)	(21,837,285)

Balance at December 31, 2004	31,175,783	$31,176	—	$—	$181,453,476	$—	$(34,820)	$(157,586,829)	$23,863,003
Issuance of common stock upon exercise of stock options for cash of $197,161 at $.16-$1.78 per share	352,081	352	—	—	197,161	—	—	—	197,513
Issuance of common stock upon exercise of purchase rights at an exercise price of $1.82 and $1.85 per share	26,675	27	—	—	48,804	—	—	—	48,831
Issuance of Series A Exchangeable Preferred Stock at $22.10 per share, net of issuance costs	—	—	2,352,443	2,352	48,837,479	—	—	—	48,839,831
Beneficial conversion feature related to issuance of preferred stock	—	—	—	—	623,489	—	—	(623,489)	—
Conversion of Series A Exchangeable Preferred Stock to common stock	23,524,430	23,524	(2,352,443)	(2,352)	(21,172)	—	—	—	—
Stock compensation expense	—	—	—	—	443,644	—	—	—	443,644
Deferred compensation related to options	—	—	—	—	(604)	—	34,820	—	34,216
Net loss	—	—	—	—	—	—	—	(20,136,588)	(20,136,588)

Balance at December 31, 2005	55,078,969	$55,079	—	$—	$231,582,277	$—	$—	$(178,346,906)	$53,290,450

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

				Cumulative Period from September 1, 1992 (date of inception) through December 31, 2005
	Years Ended December 31,
	2003	2004	2005
Cash Flows From Operating Activities:
Net loss	$(23,126,625)	$(21,837,285)	$(20,136,588)	$(168,110,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	602,354	530,386	401,106	2,775,013
Stock-based compensation expense (recovery)	(143,188)	131,221	477,860	22,044,093
Write-off of long-term investment	1,000,000	—	—	1,000,000
Other	(6,271)	558	179	99,121
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(335,746)	326,170	233,786	(550,866)
Interest receivable on investments	175,258	201,354	(190,882)	(613,434)
Accounts payable—related parties	2,827	(67,483)	(34,054)	12,946
Trade accounts payable and accrued expenses	53,895	138,571	3,861	605,206
Accrued research and development expenses	(3,943,544)	(278,879)	1,075,166	1,970,143
Accrued bonus and employee benefits	(429,385)	(244,185)	434,666	1,201,821

Net cash used in operating activities	(26,150,425)	(21,099,572)	(17,734,900)	(139,566,399)

Cash Flows From Investing Activities:
Acquisition of property and equipment	(235,292)	(55,700)	(108,771)	(3,208,735)
Purchases of marketable securities	(45,204,196)	(39,706,097)	(69,931,521)	(392,796,681)
Proceeds from sales of marketable securities	61,116,360	57,170,000	41,804,925	342,352,777
Purchase of long-term investment	—	—	—	(1,000,000)
Payments received on notes receivable	—	—	—	49,687

Net cash provided by (used in) investing activities	15,676,872	17,408,203	(28,235,367)	(54,602,952)

Cash Flows From Financing Activities:
Principal payments under capital leases	—	—	—	(422,088)
Proceeds from sales leaseback	—	—	—	120,492
Pledging restricted cash	—	—	—	(550,000)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	48,839,831	89,125,640
Proceeds from issuance of common stock associated with stock options and employee stock purchase plan	157,185	166,069	246,344	1,225,329
Proceeds from issuance of common stock, net of issuance costs	11,201,722	(8,279)	—	108,894,612

Net cash provided by financing activities	11,358,907	157,790	49,086,175	198,393,985

Net increase (decrease) in cash and cash equivalents	885,354	(3,533,579)	3,115,908	4,224,634
Cash and cash equivalents, beginning of period	3,756,951	4,642,305	1,108,726	—

Cash and cash equivalents, end of period	$4,642,305	$1,108,726	$4,224,634	$4,224,634

Supplemental Schedule of Cash and Non-cash Operating and Financing Activities:
Cash paid for interest	$—	$—	$—	$1,033,375
Issuance of stock in exchange for license agreement	—	—	—	40,000
Capital lease obligations incurred for acquisition of property and equipment	—	—	—	422,088
Issuance of stock in exchange for notes receivable	—	—	—	139,687
Conversion of preferred stock to common stock	—	—	48,839,831	89,125,640

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

  •
  RH1 is a small molecule chemotherapeutic agent that is bioactivated by the enzyme DT-diaphorase, or DTD, which is over-expressed in many tumors relative to normal tissue, including lung, colon, breast and liver tumors. Because RH1 is bioactivated in the presence of DTD, it has the potential to provide targeted drug delivery to these tumor types while limiting the toxicity to normal tissue. RH1 has undergone in vivo efficacy testing by the Developmental Therapeutics Program of the National Cancer Institute and has demonstrated significant activity in both non-small cell lung cancer and ovarian tumor models.

        We incorporated in the Commonwealth of Virginia on September 1, 1992 as HemoTech Sciences, Inc. and filed amended Articles of Incorporation to change our name to Allos Therapeutics, Inc. on October 19, 1994. We reincorporated in Delaware on October 28, 1996. We operate as a single business segment.

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

        Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents, and investments in marketable securities will be adequate to satisfy our capital needs through at least the first quarter of 2007, and potentially through the end of 2007. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We anticipate continuing our current development programs and/or beginning other long-term development projects involving our product candidates. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. Therefore, we may need to obtain additional funds from outside sources to continue research and development activities, fund operating expenses, pursue regulatory approvals and build sales and marketing capabilities, as necessary. However, our actual capital requirements will depend on many factors, including:

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

2.     Summary of Significant Accounting Policies

Basis of Presentation

        We have not generated any revenue to date and our activities have consisted primarily of developing products, raising capital and recruiting personnel. Accordingly, we are considered to be in the development stage at December 31, 2005 as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises.

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

Cash, Cash Equivalents and Investments in Marketable Securities

        All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The carrying values of our cash equivalents and investments in marketable securities approximate their market values based on quoted market prices. We account for investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in marketable securities are classified as held to maturity and are carried at cost plus accrued interest. Substantially all of our marketable securities are held in corporate notes with remaining maturities ranging from 1 to 14 months.

Restricted Cash

        On May 24, 2001, $550,000 of cash was pledged as collateral on a letter of credit related to our building lease and has been classified as restricted cash on the balance sheet.

Prepaid Research and Development Expenses

        In accordance with certain research and development agreements, we are obligated to make certain upfront payments upon execution of the agreement. We record these upfront payments as prepaid research and development expenses. Such payments are recorded to research and development expense as services are performed or terms of the respective agreements are achieved. We evaluate on a quarterly basis whether events and circumstances have occurred that may indicate impairment of remaining prepaid research and development expenses.

Property and Equipment

        Property and equipment is recorded at cost and is depreciated using the straight-line method over estimated useful lives. Depreciation and amortization expense was $602,354, $530,386, and $401,106 for the years ended December 31, 2003, 2004 and 2005, respectively, and $2,775,013 for the cumulative period from inception through December 31, 2005.

        The components of property and equipment are as follows:

	December 31,
			Estimated Lives
	2004	2005
Office furniture and equipment	$1,207,240	$1,207,240	5-7 years
Computer hardware and software	1,155,468	1,164,929	3 years
Lab equipment	82,689	79,109	5 years
Leasehold improvements	394,740	394,740	7 years

	2,840,137	2,846,018

Less accumulated depreciation and amortization	(1,859,895)	(2,158,290)

Property and equipment, net	$980,242	$687,728

Long-lived Assets

        Long-lived assets, consisting primarily of property and equipment, are reviewed for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the assets' book value to future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets.

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

Accrued Bonus and Employee Benefits

        Our Annual Incentive Plan (the "Bonus Program") was adopted by our Board of Directors in September 1998 and revised in May 2004. The Board of Directors approved certain revisions to the Bonus Program in December 2005, effective January 1, 2006. The Bonus Program is intended to promote both individual productivity and employee retention. The bonuses paid under the Bonus Program are based on a number of criteria including, but not limited to, terms of employment, participants' success in achieving individual objectives and our success in achieving corporate objectives established annually by our Board of Directors. Bonuses are generally paid in cash in the first quarter following the year in which the bonuses were earned. The components of accrued bonus and employee benefits are as follows:

	December 31,
	2004	2005
Accrued bonus	$578,462	$1,007,756
Accrued vacation	175,334	180,590
Other	13,359	13,475

Total	$767,155	$1,201,821

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

        We record compensation charges resulting from certain options granted to employees with exercise prices below the fair market value of our common stock on their respective grant dates. For the years ended December 31, 2003, 2004 and 2005, we recorded a net recovery of stock-based compensation expense of $143,000, and stock-based compensation expense of $131,000 and $478,000, respectively.

        During 2003, we recorded a net recovery of stock-based compensation expense of $210,000 in marketing, general and administrative expenses, and stock-based compensation expense of $17,000 and $50,000 in research and development and clinical manufacturing expenses, respectively. The $210,000 net recovery of stock-based compensation expense recorded in marketing, general and administrative expenses is due to the change in employment status of our Chairman of the Board of Directors from an employee to a consultant during 2003, resulting in the recovery of expenses totaling $762,000 related to stock-based compensation expense on unvested stock options recorded in prior periods, partially offset by $552,000 of other stock-based compensation expense for 2003.

        During 2004, we recorded a net recovery of stock-based compensation expense of $95,000 in marketing, general and administrative expenses, and stock-based compensation expense of $170,000 and $56,000 in research and development and clinical manufacturing expenses, respectively.

        During 2005, we recorded stock-based compensation expense of $476,000 and $2,000 in marketing, general and administrative expenses and research and development expenses, respectively. The $476,000 of stock-based compensation expense recorded in marketing, general and administrative expenses is primarily due to an amendment in May 2005 of the terms surrounding the exercise period for certain options that were granted to our Chairman of the Board of Directors during 2000 (see Note 10).

        Deferred stock-based compensation is included as a reduction of stockholders' equity and is being amortized in accordance with the accelerated method as described in FIN 28 over the remaining vesting periods of the related options, which is generally four years. As of December 31, 2004 and 2005, we had $35,000 and $0 in deferred stock-based compensation, respectively.

        The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 31, 2003, 2004 and 2005. Such pro forma disclosures may not be representative of the pro forma effect in future years because options vest over several years and additional grants may be made each year.

	2003	2004	2005	Cumulative Period from September 1, 1992 (date of inception) through December 31, 2005
Net loss attributable to common stockholders—as reported	$(23,126,625)	$(21,837,285)	$(20,760,077)	$(178,346,906)
Add (deduct): Stock-based employee compensation expense (recovery) included in reported net loss	(143,188)	131,221	477,860	14,336,718
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(3,150,362)	(1,618,441)	(1,737,894)	(25,955,544)

Pro forma net loss attributable to common stockholders	$(26,420,175)	$(23,324,505)	$(22,020,111)	$(189,965,732)

Net loss per share:
Basic and diluted—as reported	$(0.87)	$(0.70)	$(0.45)

Basic and diluted—pro forma	$(1.00)	$(0.75)	$(0.48)

        The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under our stock option plans during fiscal 2003, 2004 and 2005 was $2.80, $2.23 and $1.42 per share, respectively. The weighted average estimated grant date fair value of purchase awards under our Allos Therapeutics, Inc. 2001 Employee Stock Purchase Plan during fiscal 2003, 2004 and 2005 was $3.02, $1.23, and $0.84, respectively. The estimated grant date fair values were calculated using the Black-Scholes option-pricing model.

        The following assumptions are included in the estimated grant date fair value calculations for our stock option and employee stock purchase awards for the years ended December 31, 2003, 2004 and 2005:

	2003	2004	2005
Stock option plans:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	62%-175%	65%-126%	78%-85%
Risk free interest rate	3.38%-7.0%	2.14%-5.5%	2.3%-4.5%
Expected life (years)	2.0-5.0	.9-5.0	4.0-5.0
Stock purchase plan:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	64%-131%	64%-119%	35%-69%
Risk free interest rate	0.94%-3.49%	0.94%-1.65%	1.6%-3.8%
Expected life (years)	2.0	1.5-2.0	2.0

Research and Development

        Research and development expenditures are charged to operations as incurred. Research and development expenses include the costs of certain personnel, basic research, nonclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, patents and licensing fees for new products.

Clinical Manufacturing

        Clinical manufacturing expenses include the costs of certain personnel and third party manufacturing costs for EFAPROXYN for use in clinical trials, costs associated with pre-commercial scale-up of manufacturing to support anticipated commercial requirements, and development activities for clinical trial and nonclinical studies material for PDX. Our finished drug inventory is expensed to clinical manufacturing since we are still a development stage company and we have not received regulatory approval. Upon receiving regulatory approval, we will be required to capitalize any future costs of our marketed products at the lower of cost or market and then expense the sold inventory as a component of cost of goods sold.

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

Concentration of Credit

        Our cash, cash equivalents and investments in marketable securities at December 31, 2004 and 2005 are maintained in a financial institution in amounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe such accounts are not exposed to any significant credit risk in this area. It is our policy to place investments in high-quality securities.

Net Loss Per Share

        Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share ("SFAS 128"). Under the provisions of SFAS 128, basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share for all periods presented and is computed giving effect to all dilutive potential common stock, including stock options and warrants.

        Securities as of December 31, 2003, 2004 and 2005 that are not included in the diluted net loss per share calculations, because the effect of including such securities was anti-dilutive, are as follows:

	December 31,
	2003	2004	2005
Common stock options	3,539,818	3,873,448	3,944,375
Common stock warrants	1,706,893	1,706,893	1,706,893

	5,246,711	5,580,341	5,651,268

Fair Value of Financial Instruments

        Our financial instruments include cash and cash equivalents, investments in marketable securities, prepaid expenses, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate their fair value due to their short maturities. The fair value of our long-term investments in marketable securities approximates $138,000 and $126,000 based on quoted market prices at December 31, 2004 and 2005, respectively.

Recent Accounting Pronouncements

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs-an amendment of ARB No. 43 ("SFAS 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our financial position and results of operations.

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"), which replaces SFAS No. 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after December 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that:

  •
  we will adopt the prospective method in the first quarter of 2006; and

  •
  the sum of: (i) approximately $544,000 of stock-based compensation expense to be recorded in 2006 relating to the unamortized portion of compensation expense from stock options granted prior to December 31, 2005 as calculated under our current pro forma disclosures under SFAS 123, and (ii) the amount of compensation expense to be recorded in 2006 relating to stock options granted in 2006, will have a material impact on our net loss attributable to common stockholders and our net loss per share.

3.     Impairment of Long-term Investment

        We identify and record impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired. On October 9, 2003, we entered into a Settlement and Termination Agreement and Mutual Release of Claims with N-Gene Research Laboratories, Inc. ("N-Gene"), which terminated the business relationship and settled certain disputes between the parties. Under the terms of this settlement agreement, we surrendered all rights and licenses to the intellectual property surrounding BGP-15, an investigational compound that we in-licensed from N-Gene in March 2002, and paid N-Gene an aggregate of $591,000 in settlement fees and expenses. We also relinquished our equity investment in N-Gene, which had a carrying value of $1.0 million. In addition, each party released the other party from all further claims, damages and obligations of any kind arising under the initial license agreement and related stock purchase agreement between the parties. As a result, the $1.0 million investment in N-Gene was written off during 2003 to research and development expense.

4.     Stockholders' Equity

Common Stock

2000 Initial Public Offering

        On March 27, 2000, the Securities and Exchange Commission ("SEC") declared effective our Registration Statement on Form S-1. Pursuant to this Registration Statement, we completed an Initial Public Offering of 5,000,000 shares of our common stock at a price of $18.00 per share (the "IPO"). Proceeds to us from the IPO, after calculation of the underwriters' discount and commission, totaled approximately $82.8 million, net of offering costs of approximately $1.0 million (excluding underwriters discounts and commissions). Concurrent with the closing of the IPO, all outstanding shares of our convertible preferred stock were automatically converted into 15,678,737 shares of common stock.

        Concurrent with the closing of our IPO, our Certificate of Incorporation was amended to authorize 10,000,000 shares of undesignated preferred stock, none of which were issued or outstanding at December 31, 2005. Our Board of Directors is authorized to fix the designation, powers, preferences, and rights of any such series. Our Certificate of Incorporation was also amended to increase the authorized number of shares of common stock to 75,000,000.

2002 Private Placement

        In April 2002, we completed a private placement of 2,500,000 shares of common stock at a purchase price of $6.00 per share to Perseus-Soros BioPharmaceutical Fund, L.P. for an aggregate purchase price of $15.0 million, net of $100,000 in issuance costs, which resulted in net cash proceeds to us of approximately $14.9 million.

2003 Private Placement

        In November 2003, we completed a private placement of 5,172,412 shares of common stock at a purchase price of $2.32 per share to various purchasers for an aggregate purchase price of $12.0 million, net of $800,000 in issuance costs, which resulted in net cash proceeds to us of approximately $11.2 million. The purchase price was privately negotiated with the purchasers to represent an approximately 16% discount to the market value of our common stock on November 14, 2003.

2005 Series A Exchangeable Preferred Stock Financing

        In March 2005, we entered into a Securities Purchase Agreement with Warburg Pincus Private Equity VIII, L.P. ("Warburg") and certain other investors pursuant to which we issued and sold 2,352,443 shares of Series A Exchangeable Preferred Stock (the "Exchangeable Preferred"), at a price per share of $22.10 (the "Preferred Purchase Price"), for aggregate gross proceeds of approximately $52.0 million (the "Preferred Stock Financing"). We incurred offering expenses of $3.2 million in connection with the sale of Exchangeable Preferred, resulting in net cash proceeds to the Company of approximately $48.8 million. The shares of Exchangeable Preferred were sold under our shelf Registration Statement on Form S-3 (File No. 333-113353) declared effective by the Securities and Exchange Commission on April 21, 2004.

        On May 18, 2005, at our 2005 Annual Meeting of Stockholders, our stockholders voted to approve the issuance of shares of our common stock upon exchange of all of the outstanding shares of Exchangeable Preferred. As a result of such approval, we issued a total of 23,524,430 shares of common stock upon exchange of 2,352,443 shares of Exchangeable Preferred (the "Share Exchange").

        The Preferred Purchase Price represented a 7.5% discount to the 20-day trailing average closing price of our common stock on the Nasdaq National Market as of March 2, 2005, calculated on an as-exchanged for common stock basis. In connection with the Share Exchange, we recorded a deemed dividend related to the beneficial conversion feature of the Exchangeable Preferred equal to $623,489, representing the difference between the effective conversion price per share of common stock and the market value per share of common stock as of the closing date of the Preferred Stock Financing. As reflected on the Statements of Operations, this dividend increases the net loss attributable to common stockholders for the year ended December 31, 2005.

        In connection with the sale of Exchangeable Preferred, we entered into a Registration Rights Agreement between us and the purchasers of Exchangeable Preferred. Pursuant to this Registration Rights Agreement, beginning on March 4, 2007, the purchasers of Exchangeable Preferred will be entitled to certain registration rights with respect to the shares of common stock that were issued upon exchange of the Exchangeable Preferred.

        Pursuant to the Securities Purchase Agreement, for so long as Warburg owns at least two-thirds of the shares of common stock issued upon exchange of such Exchangeable Preferred, we will nominate and use our reasonable best efforts to cause to be elected and cause to remain as directors on our Board of Directors two individuals designated by Warburg (each, an "Investor Designee" and collectively, the "Investor Designees"). If Warburg no longer has the right to designate two members of our Board of Directors, then, for so long as Warburg owns at least 50% of the shares of common stock issued upon exchange of such Exchangeable Preferred, we will nominate and use our reasonable best efforts to cause to be elected and cause to remain as a director on our Board of Directors, one Investor Designee. In addition, subject to applicable law and the rules and regulations of the Securities and Exchange Commission and the Nasdaq Stock Market, we will use our reasonable best efforts to cause one of the Investor Designees to be a member of each principal committee of our Board of Directors; however, our Board of Directors has determined, based on its analysis of Rule 10A-3 under the Securities Exchange Act of 1934, as amended, that the Investor Designees are not eligible to serve as members of the Audit Committee of the Board of Directors due to the size of Warburg's ownership interest. Effective upon the closing of the sale of Exchangeable Preferred to Warburg on March 4, 2005, Messrs. Stewart Hen and Jonathan Leff, each of whom is a Managing Director of Warburg, were appointed to our Board of Directors pursuant to Warburg's right to nominate directors.

        On November 7, 2005, we filed a Certificate of Elimination of Series A Exchangeable Preferred Stock (the "Certificate of Elimination") with the Secretary of State of the State of Delaware. The Certificate of Elimination had the effect of eliminating from our Restated Certificate of Incorporation, as amended, all matters with respect to the Series A Exchangeable Preferred Stock set forth in the Certificate of Designations, Number, Voting Power, Preferences and Rights of Series A Exchangeable Preferred Stock (the "Certificate of Designations") filed with the Secretary of State of the State of Delaware on March 3, 2005. As a result of the Certificate of Elimination, all 2,714,932 shares of Series A Exchangeable Preferred Stock authorized pursuant to the Certificate of Designations have resumed their status as authorized and unissued Preferred Stock as of November 7, 2005.

Common Stock Reserved for Future Issuance

        At December 31, 2005, we have reserved shares of common stock for future issuance as follows:

	Outstanding at December 31, 2005	Available for grant at December 31, 2005	Shares of Common Stock Reserved at December 31, 2005
1995 Stock Option Plan	789,947	—	789,947
2000 Stock Option Plan	2,437,988	4,110,671	6,548,659
2001 Employee Stock Purchase Plan	—	2,368,072	2,368,072
2002 Broad Based Equity Incentive Plan	716,440	247,453	963,893

Total for Equity Incentive Plans	3,944,375	6,726,196	10,670,571
Stock warrants	1,706,893	—	1,706,893

Grand total	5,651,268	6,726,196	12,377,464

Stock Warrants

        In November 2003, in conjunction with the private placement of 5,172,412 shares of common stock to various purchasers, we issued warrants to purchase 1,706,893 shares of common stock at an exercise price of $3.14 per share with a life of four years. As of December 31, 2005, all of these warrants remained outstanding.

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

        In connection with the sale of shares of Exchangeable Preferred to Warburg in March 2005, we amended the Stockholder Rights Plan to provide that Warburg and its affiliates will be exempt from the Stockholder Rights Plan, unless Warburg and its affiliates become, without the prior consent of our Board of Directors, the beneficial owner of more than 44% of our common stock. Under the Stockholder Rights Plan, our Board of Directors has express authority to amend the rights plan without stockholder approval.

        Until the Rights become exercisable, the Rights will have no dilutive impact on our earnings per share data. The Rights are protected by customary anti-dilution provisions. As of December 31, 2005, no shares of Series A Junior Participating Preferred Stock were issued or outstanding.

Stock Options

        During 1995, our Board of Directors terminated the 1992 Stock Plan (the "1992 Plan") and adopted the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan was amended and restated in 1997. Termination of the 1992 Plan had no effect on the options outstanding under that plan, as they were assumed under the 1995 Plan. Under the 1995 Plan, we could grant fixed and performance-based stock options and stock appreciation rights to officers, employees, consultants and directors. The stock options were intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code, unless specifically designated as non-qualifying stock options or unless exceeding the applicable statutory limit.

        During 2000, concurrent with our IPO, the Board of Directors suspended the 1995 Plan and adopted the Allos Therapeutics, Inc. 2000 Stock Incentive Compensation Plan (the "2000 Plan"). The 2000 Plan provides for the granting of stock options similar to the terms of the 1995 Plan as described above. Any shares remaining for future option grants and any future cancellations of options from our 1995 Plan will be available for future grant under the 2000 Plan. Suspension of the 1995 Plan had no effect on the options outstanding under the 1995 Plan. Under the 2000 Plan, we are authorized to increase the number of shares of common stock that shall be available annually on the first day of each fiscal year beginning in 2001 in an amount equal to the lesser of 440,000 shares or 2% of the adjusted average common shares outstanding used to calculate fully diluted earning per share as reported in our Annual Report to Stockholders for the preceding year, or alternatively, by any lesser amount determined by our Board of Directors. On December 21, 2005, our stockholders approved an amendment and restatement of the 2000 Plan to: (i) increase the aggregate number of shares of common stock authorized for issuance under the 2000 Plan by 3,500,000 shares and (ii) provide that the number of shares of common stock that may be granted under the 2000 Plan to any one employee during any calendar year cannot exceed 2,000,000 shares.

        In January 2002, our Board of Directors approved the Allos Therapeutics, Inc. 2002 Broad Based Equity Incentive Plan (the "2002 Plan"). Under the 2002 Plan, we are authorized to issue up to 1,000,000 shares of common stock to employees, consultants and members of the Board of Directors. Under the terms of the 2002 Plan, the aggregate number of shares underlying stock awards to officers and directors once employed by us cannot exceed 49 percent of the number of shares underlying all stock awards granted, as determined on certain specific dates. The 2002 Plan will terminate on January 7, 2012.

        As of December 31, 2005, we had 4,110,671 and 247,453 shares of common stock available for grant under the 2000 and 2002 Plans, respectively. The 1995, 2000 and 2002 Plans provide for appropriate adjustments in the number of shares reserved and granted options in the event of certain changes to our outstanding common stock by reason of merger, recapitalization, stock split or other similar events. Options granted under the Plans may be exercised for a period of not more than 10 years from the date of grant or any shorter period as determined by our Board of Directors. Options vest as determined by the Board of Directors, generally over a period of two to four years, subject to acceleration under certain events. The exercise price of any incentive stock option shall equal or exceed the fair market value per share on the date of grant, or 110% of the fair market value per share in the case of a 10% or greater stockholder.

        The following table summarizes our stock option activity and related information for the 1995, 2000 and 2002 Plans:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	3,023,852	$4.55	1,591,069	$2.84

Granted	1,076,256	4.02
Exercised	(35,400)	2.14
Canceled	(524,890)	6.39

Outstanding at December 31, 2003	3,539,818	$4.14	2,161,725	$3.60

Granted	1,018,310	3.29
Exercised	(35,935)	2.72
Canceled	(648,745)	4.66

Outstanding at December 31, 2004	3,873,448	$3.84	2,537,256	$3.76

Granted	602,764	2.37
Exercised	(352,081)	0.56
Canceled	(179,756)	4.69

Outstanding at December 31, 2005	3,944,375	$3.87	2,809,991	$4.20

        The following table summarizes information about options outstanding and exercisable as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.00—$1.38	271,286	3.7	$0.55	271,286	$0.55
$1.39—$2.75	1,517,199	7.4	2.34	707,354	2.36
$2.76—$4.13	554,300	7.6	3.18	459,306	3.20
$4.14—$5.50	821,566	6.7	4.99	639,212	4.95
$5.51—$6.88	439,519	5.6	6.18	433,099	6.17
$6.89—$8.25	95,000	6.8	7.31	80,103	7.35
$8.26—$9.63	200,205	6.1	8.83	174,331	8.85
$9.64—$11.00	28,500	4.5	10.95	28,500	10.95
$11.01—$12.38	2,000	0.1	11.13	2,000	11.13
$12.39—$13.75	14,800	4.6	13.75	14,800	13.75

	3,944,375	6.7	$3.87	2,809,991	$4.20

Employee Stock Purchase Plan

        On February 28, 2001, our Board of Directors approved the Allos Therapeutics, Inc. 2001 Employee Stock Purchase Plan ("Purchase Plan"), which was also approved by our stockholders on April 17, 2001. Under the Purchase Plan, we are authorized to issue up to 2,500,000 shares of common stock to qualified employees. Qualified employees can choose to have up to 10 percent of their annual base earnings withheld to purchase shares of our common stock during each offering period. The purchase price of the common stock is 85 percent of the lower of the fair market value of a share of common stock on the first day of the offering or the fair market value of a share of common stock on the last day of the purchase period. We sold 32,189, 36,393 and 26,675 shares to employees in 2003, 2004 and 2005, respectively. There were 2,368,072 shares available for sale under the Purchase Plan at December 31, 2005. The Purchase Plan will terminate on February 27, 2011.

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

        In January 2005, we executed agreements to sublease approximately three-quarters of the 12,708 square feet of excess space in our corporate offices located in Westminster, Colorado. The term of each sublease agreement is through the term of our office lease, or October 31, 2008. The actual rental payments to us under the terms of the sublease agreements approximate $230,000. In the year ended December 31, 2005, we recorded a lease abandonment charge of approximately $380,000 as the Company's obligations under our primary lease are in excess of the sum of the actual and expected sublease rental payments for this excess space. As of December 31, 2005, the amount remaining in accrued expenses relating to this lease abandonment charge was approximately $209,000.

6.     Income Taxes

        Income taxes computed using our net loss and the federal statutory income tax rate differs from our effective tax primarily due to the following for the years ended December 31, 2003, 2004 and 2005:

	2003	2004	2005
Federal income tax benefit at 35%	$(8,094,300)	$(7,643,000)	$(7,047,800)
State income tax, net of federal benefit	(677,500)	(626,400)	(577,100)
Stock-based compensation	(25,259)	47,500	6,600
Research and development and orphan drug credits	(542,200)	(721,126)	(756,264)
Change in valuation allowance	9,266,199	8,931,326	8,369,764
Other	73,060	11,700	4,800

Benefit for income taxes	$—	$—	$—

        The components of our deferred tax assets under SFAS 109 as of December 31, 2004 and 2005 are as follows:

	2004	2005
Deferred tax assets:
Temporary differences	$449,200	$491,500
Research and development and orphan drug credit carryforwards	6,362,126	7,400,590
Net operating loss carryforwards	46,287,500	53,576,500

Total deferred tax assets	53,098,826	61,468,590
Valuation allowance	(53,098,826)	(61,468,590)

Net deferred tax assets	$—	$—

        Our deferred tax assets represent an unrecognized future tax benefit. A valuation allowance has been established for the entire tax benefit as we believe that it is more likely than not that such assets will not be realized.

        As of December 31, 2005, we have approximately $141.0 million of net operating loss ("NOL") carryforwards, approximately $7.0 million of research and development ("R&D") credit carryforwards and a $393,000 orphan drug credit carryforward. These carryforwards will expire beginning in 2009. The utilization of these carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the carryforwards. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the NOL, R&D credit, and orphan drug credit carryforwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest and are subject to review and possible adjustment by the Internal Revenue Service. A greater than 50% change in ownership of a company within a three-year period results in an annual limitation on our ability to utilize our NOL, R&D credit and orphan drug credit carryforwards from tax periods prior to the ownership change. Our NOL, R&D credit and orphan drug credit carryforwards as of December 31, 2005 will likely be subject to annual limitation due to changes in ownership from the March 2005 Preferred Stock financing (see Note 4) and previous financings. The amount of these limitations, if any, is unknown, and our NOL, R&D credit and orphan drug credit carryforwards may expire unused. Additionally, future ownership changes could further limit the utilization of our NOL, R&D credit and orphan drug credit carryforwards.

7.     Employee Benefit Plan

        We maintain a defined contribution plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. We amended the plan documents on January 1, 1999 to provide a 50% match of employees' contributions up to $2,000 per employee per year. We made total contributions of $130,731, $108,048 and $98,276 in 2003, 2004 and 2005, respectively.

8.     Commitments and Contingencies

Lease Commitments

        We lease offices and research and development facilities, as well as certain office and lab equipment under agreements that expire at various dates through 2010. Total rent expense in 2003, 2004 and 2005 and the cumulative period from inception through December 31, 2005 was $697,930, $735,409, $619,581 and $3,791,167, respectively.

        The aggregate future minimum rental commitments as of December 31, 2005, for noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

Operating Leases
Year Ending December 31:
2006	$732,706
2007	775,072
2008	657,014
2009	67,642
2010	5,651

Total minimum lease payments	$2,238,085

Commitments

        In 2002, we signed two purchase orders to purchase approximately $8.0 million of commercial grade EFAPROXYN bulk drug material to be delivered in 2004. In April 2003, we elected to cancel these purchase orders and recorded and paid a termination fee of $3.0 million included in clinical manufacturing expenses for the year ended December 31, 2003.

        In December 2003, we entered into an agreement with Baxter Healthcare Corporation ("Baxter") for certain development and manufacturing services for the clinical and commercial production of EFAPROXYN formulated drug product. The agreement requires minimum purchase obligations by us, subject to FDA approval of EFAPROXYN. We currently have no commitments to Baxter under this agreement.

        In August 2004, we entered into an agreement with a third party to provide certain trial management services in Europe and South America in connection with our pivotal Phase 3 trial of EFAPROXYN for the treatment of brain metastases originating from breast cancer, which is called ENRICH (ENhancing whole brain Radiation therapy In patients with breast Cancer and Hypoxic brain metastases). Under the terms of the original agreement, we were required to pay this third party approximately $1.0 million if certain patient enrollment milestones were achieved in Europe and South America in July 2006. In March 2006, the agreement was amended to reduce the amount of the milestone payment from approximately $1.0 million to $550,000 and to make certain other changes to the agreement. As of December 31, 2005, we recorded a portion of the original $1.0 million milestone payment in accrued research and development expenses equal to the number of patients actually enrolled as of December 31, 2005 relative to the patient enrollment milestone in the agreement.

        In June 2005, we entered into a manufacturing agreement with Hovione Inter Limited ("Hovione") covering the supply of EFAPROXYN bulk drug substance, or efaproxiral sodium. Under the terms of the agreement, we are required to purchase a negotiated percentage of our annual requirements for efaproxiral sodium from Hovione. We must also meet annual minimum purchase requirements of efaproxiral sodium from Hovione equal to $2,000,000 in 2006, $3,500,000 in 2007, $5,000,000 in 2008, and $5,000,000 in each year thereafter through the end of the term of the agreement. In the event that we do not meet these annual minimum purchase requirements, we have the option to pay extension fees to move the annual requirements out by a total of three years. These extension fees are equal to $100,000 for a first extension, $150,000 for a second extension, and $200,000 for a third and final extension, if necessary. The agreement has a term of seven years following our receipt of approval, if any, from the United States Food and Drug Administration to market EFAPROXYN in the United States. The Company and Hovione each have customary termination rights, including termination for material breach or other events relating to insolvency or bankruptcy. In addition, we may terminate the agreement at any time if we decide to discontinue development or, if approved, marketing of EFAPROXYN.

Contingencies

        The Company and one of its officers were named as defendants in a purported securities class action lawsuit filed in May 2004 in the United States District Court for the District of Colorado (the "District Court"). An amended complaint was filed in August 2004. The lawsuit was brought on behalf of a purported class of purchasers of our securities during the period from May 29, 2003 to April 29, 2004, and sought unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN during this period and subsequent declines in our stock price. On October 20, 2005, the District Court granted the defendants' motion to dismiss the lawsuit with prejudice. In an opinion dated October 20, 2005, the District Court concluded that the plaintiff's complaint failed to meet the legal requirements applicable to its alleged claims.

        On November 20, 2005, the plaintiff appealed the District Court's decision to the U.S. Court of Appeals for the Tenth Circuit (the "Court of Appeals"). We believe the plaintiff's claims are without merit, and intend to vigorously defend against the plaintiff's appeal. However, as with any litigation proceeding, we cannot predict with certainty the eventual outcome of the litigation. If the Court of Appeals reverses the District Court's decision and we are not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business. This lawsuit has been tendered to our insurance carriers.

        In July 2005, one of our stockholders commenced a stockholder's derivative action in the District Court against several current and former directors of the Company, naming the Company as a nominal defendant. The factual allegations in the derivative action were substantially the same as the factual allegations in the purported securities class action filed in May 2004. On November 2, 2005, the District Court granted the parties' joint motion for voluntary dismissal and dismissed the case without prejudice. Because the derivative lawsuit was based on the same substantive allegations contained in the securities class action, which was previously dismissed as described above, the plaintiff in the derivative action agreed to voluntarily dismiss his complaint without prejudice, which means that he reserves the right to re-file the derivative action.

        We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and suppliers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The estimated fair value of the indemnification provisions of these agreements is minimal as of December 31, 2005, and accordingly, we have no corresponding liabilities recorded as of December 31, 2005.

9.     Royalty and License Fee Commitments

        On January 14, 1994, we entered into a license agreement with the Center for Innovative Technology, or CIT, under which we obtained exclusive worldwide rights to a portfolio of patents related to allosteric hemoglobin modifier compounds, including EFAPROXYN, and their uses. In exchange for the license agreement, we paid CIT $50,000 in cash and issued 248,000 shares of our common stock valued at $0.16 per share. This agreement was assigned by CIT to the Virginia Commonwealth University Intellectual Property Foundation, or VCUIPF, on July 28, 1997. Under the

terms of the agreement, we have the right to grant sublicenses, for which we must also pay royalties to VCUIPF for products produced by the sublicensees. Also, pursuant to the agreement, we will pay VCUIPF a running royalty of 1% to 1.25% of our worldwide net revenue arising from the sale, lease or other commercialization of the allosteric hemoglobin modifier compounds. This agreement terminates on the date the last United States patent licensed to us under the agreement expires, which is currently October 2016, but could be later depending on possible patent term extensions. Quarterly royalty payments are due within 60 days from the end of each calendar quarter. As of December 31, 2005, no royalty payments have been incurred.

        In March 2002, we entered into an agreement with N-Gene, under which we obtained an exclusive United States license to intellectual property surrounding BGP-15, an investigational compound. In connection with this license, we made an upfront equity investment of $1,000,000 to N-Gene. On October 9, 2003, we entered into a Settlement and Termination Agreement and Mutual Release of Claims with N-Gene, which terminated the business relationship and settled certain disputes between the parties. Under the terms of this settlement agreement, we surrendered all rights and licenses to the intellectual property surrounding BGP-15, and paid N-Gene an aggregate of $591,000 in settlement fees and expenses. We also relinquished our equity investment in N-Gene, which had a carrying value of $1.0 million. In addition, each party released the other party from all further claims, damages and obligations of any kind arising under the initial license agreement and related stock purchase agreement between the parties.

        In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, under which we obtained exclusive worldwide rights to several patents and equivalent foreign patent applications to develop and market any product derived from PDX in connection with all diagnostic and therapeutic uses, including human and veterinary diseases. Under the terms of the agreement, we made an up-front payment and will also make certain cash payments to the licensor upon the earlier of achievement of certain development milestones or the passage of certain time periods after the effective date of the agreement. The next scheduled payment under this agreement of $500,000 is due in December 2006. This and subsequent payments will be expensed as incurred. We will fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur. As of December 31, 2005, no royalty payments have been made.

        In December 2004, we entered into an agreement with the University of Colorado Health Sciences Center, the University of Salford and Cancer Research Technology, or CRT, under which we obtained exclusive worldwide rights to certain intellectual property surrounding a proprietary molecule known as RH1. Under the terms of the agreement, we made up-front payments in 2004, which we recorded as research and development expense, and will also make a series of milestone payments to the licensors based upon the achievement of specified development, regulatory and commercialization goals. Such subsequent payments will be expensed as incurred. Cancer Research UK, CRT's parent institution, will continue to support an ongoing Phase 1 dose escalation study, and we will have the right to obtain an exclusive license to the results of the study, for use in subsequent development and regulatory activities, upon payment of a one-time data option fee. Upon completion of the Phase 1 study, we will assume responsibility for all future development costs and activities. In addition, we will pay the licensor a royalty based on a percentage of net revenues from product sales, if and when such sales occur. As of December 31, 2005, no royalty payments have been made.

10.   Related Party Transactions

Dr. Donald Abraham

        In January 2001, we entered into a consulting agreement for scientific advisory services with Dr. Donald Abraham, a director of the Company from 1994 through May 10, 2004. Under the one-year agreement, which was renewable upon mutual consent, we paid Dr. Abraham consulting fees of $2,000 per month. In March 2002, this contract was terminated. Effective July 1, 2003, we entered into another one-year consulting agreement, under which we paid Dr. Abraham consulting fees of $5,000 per month. In June 2004, this agreement was renewed through June 30, 2005. In July 2005, this agreement was renewed through June 30, 2006. For 2003, 2004, 2005 and the cumulative period from inception, we paid Dr. Abraham consulting fees of $0, $90,000, $60,000 and $198,000, respectively. From inception through December 31, 2002, we granted Dr. Abraham stock options to purchase a total of 20,000 shares of our common stock under our stock option plans at exercise prices ranging from $6.73 to $7.20 per share. Stock options granted in 2003 to Dr. Abraham related to Board of Director services.

        We entered into several research and development contracts during 1996. Under these contracts, Dr. Abraham acted as Principal Investigator for the contracts with Virginia Commonwealth University. During 2003, services provided under these contracts totaled $200,116, all of which was paid prior to December 31, 2003. There were no such payments in 2004 or 2005.

Dr. Stephen Hoffman

        Dr. Stephen J. Hoffman has served as a member of our Board of Directors since 1994 and as our Chairman of the Board since December 2001. He also served as our President and Chief Executive Officer from July 1994 to December 2001. On January 12, 2000, we granted Dr. Hoffman a stock option to purchase 328,971 shares of common stock at $2.42 per share (the "1995 Plan Option") under the terms of our 1995 Stock Option Plan. Effective February 28, 2003, we entered into a two-year consulting agreement (the "Consulting Agreement") with Dr. Hoffman and terminated the employment agreement previously entered into with him in January 2001.

        Pursuant to the Consulting Agreement, Dr. Hoffman served us as non-executive Chairman of the Board and was required to provide consulting services as requested by us from time to time. The Consulting Agreement provided for an annual consulting fee of $150,000, paid monthly, so long as Dr. Hoffman provided consulting services in accordance with the agreement. The Consulting Agreement also provided for a minimum guaranteed incentive payment of $45,000 per year payable to Dr. Hoffman for each full year of consulting services provided under the agreement. For 2003, 2004, and 2005, we paid Dr. Hoffman consulting fees of $152,000, $127,150 and $20,800, respectively. We also paid $45,000 in 2004 and $45,000 in 2005, relating to incentive compensation for the periods from February 28, 2003 to February 28, 2004 and March 1, 2004 to February 28, 2005, respectively.

        According to the Consulting Agreement, Dr. Hoffman's then-outstanding options continued to vest through the end of the term of the agreement, or February 28, 2005. We have accounted for these stock options using variable accounting as prescribed by FIN 44, Accounting for Certain Transactions Involving Stock Compensation, and we recorded non-cash stock-based compensation of $173,963 during 2003 and a recovery of stock-based compensation of $170,118 and $2,488 during 2004 and 2005, respectively. Stock options granted to Dr. Hoffman in 2003, 2004 and 2005 related to Board of Director services.

        The Consulting Agreement expired in accordance with its terms on February 28, 2005. On May 18, 2005, in recognition of Dr. Hoffman's efforts and services on behalf of the Company and as an incentive for Dr. Hoffman's continued service as our Chairman of the Board, our Board of Directors approved an amendment to the 1995 Plan Option to extend the exercise period for such option until the earlier of: (i) January 12, 2010 (the expiration date of such option), or (ii) three months after the date that Dr. Hoffman ceases to serve as a director of the Company. Prior to such amendment, the 1995 Plan Option would have expired on May 28, 2005, or three months after the expiration of Dr. Hoffman's Consulting Agreement with the Company. Except as set forth above, the 1995 Plan Option remains in full force and effect in accordance with its original terms. In conjunction with this amendment to the 1995 Plan Option, we recorded non-cash stock-based compensation expense of $462,000 during the year ended December 31, 2005 in accordance with SFAS 123. This expense is reflected in marketing, general and administrative expenses in our Statements of Operations for the year ended December 31, 2005.

11.   Gain on Settlement Claims

        On October 23, 2003, we entered into a Settlement Agreement and Mutual Release with Durus Life Sciences Master Fund, Ltd. (the "Fund), pursuant to which we settled certain claims against the Fund and certain of its affiliates under Section 16(b) of the Securities and Exchange Act of 1934 (the "Exchange Act"). Such claims arose out of transactions by the Fund in our common stock during the period from June 4, 2002 through July 29, 2003, during which time the Fund was a beneficial owner of 10% or more of our outstanding common stock. Under the terms of this settlement agreement, the Fund paid us approximately $5.1 million in cash, and we released and discharged the Fund and certain of its affiliates from any and all further claims by us and/or our stockholders arising under Section 16(b) of the Exchange Act with respect to these transactions. This amount was recognized as a gain on settlement claims in our Statements of Operations during the fourth quarter of 2003.

12.   Quarterly Information (Unaudited)

        The results of operations on a quarterly basis for the years ended December 31, 2004 and 2005 were as follows:

	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Operating expenses:
Research and development	$1,988,567	$3,446,545	$2,202,790	$2,520,651	$2,348,147	$2,620,782	$3,000,993	$3,245,210
Clinical manufacturing	782,571	1,373,815	432,421	389,877	359,747	267,992	306,508	331,416
Marketing, general and administrative	2,513,002	2,441,511	2,034,721	2,204,485	2,192,707	2,614,918	2,005,397	2,230,746
Restructuring costs	—	—	—	—	380,085	—	—	—

Total operating expenses	5,284,140	7,261,871	4,669,932	5,115,013	5,280,686	5,503,692	5,312,898	5,807,372
Loss from operations	(5,284,140)	(7,261,871)	(4,669,932)	(5,115,013)	(5,280,686)	(5,503,692)	(5,312,898)	(5,807,372)
Interest and other income, net	137,615	111,284	115,989	128,783	209,116	507,462	521,637	529,845

Net loss	$(5,146,525)	$(7,150,587)	$(4,553,943)	$(4,986,230)	$(5,071,570)	$(4,996,230)	$(4,791,261)	$(5,277,527)
Dividend related to beneficial conversion feature of preferred stock	—	—	—	—	—	(623,489)	—	—

Net loss attributable to common stockholders	$(5,146,525)	$(7,150,587)	$(4,553,943)	$(4,986,230)	$(5,071,570)	$(5,619,719)	$(4,791,261)	$(5,277,527)

Net loss per share: basic and diluted	$(0.17)	$(0.23)	$(0.15)	$(0.16)	$(0.16)	$(0.13)	$(0.09)	$(0.10)

Weighted average shares: basic and diluted	31,109,944	31,139,289	31,153,489	31,153,731	31,175,783	42,683,395	55,015,757	55,047,189

13.   Subsequent Event

        In January 2006, Michael E. Hart notified our Board of Directors of his intent to resign his positions as President, Chief Executive Officer and Chief Financial Officer of the Company once a successor Chief Executive Officer is appointed. Our Board of Directors has retained a nationally recognized executive search firm to assist in the recruitment of a successor Chief Executive Officer. However, competition for executive personnel is intense, and we may be unable to obtain a suitable replacement for Mr. Hart in a timely manner, or at all. In addition, Mr. Hart may choose to leave us prior to his successor being appointed. If we are unable to find a suitable successor or successors to Mr. Hart as the Company's President, Chief Executive Officer and Chief Financial Officer in a timely manner, or Mr. Hart chooses to leave us prior to his successor being appointed, our business and results of operations may be adversely affected.

        On March 3, 2006, we entered into a separation agreement with Mr. Hart to provide certain incentives for his continued employment with the Company while we conduct our search for his successor. Pursuant to the separation agreement, if Mr. Hart continues to serve as our President, Chief Executive Officer and Chief Financial Officer until his successor is appointed, he will be entitled to:

  •
  continuation of his annual base salary of $362,457 for a period of eighteen months following his termination of employment;

  •
  a pro rata portion of his 2006 bonus, as determined in the sole discretion of our Compensation Committee of the Board;

  •
  continued vesting of his stock options granted prior to March 3, 2006 for a period of one year following his termination of employment, which options will remain exercisable until the later of (i) the date that is ninety days following Mr. Hart's resignation from the Board, or (ii) the date which is ninety days following the termination of his consulting relationship with the Company (as discussed below);

  •
  reimbursement, on a grossed-up basis, for the after tax payments of the premiums on his supplemental disability and term life insurance coverage for a period of twenty-four months following his termination of employment; and

  •
  reimbursement for the cost of his COBRA continuation coverage until the earlier of (i) eighteen months from his termination of employment, or (i) the date on which he becomes eligible to receive comparable health insurance coverage from a new employer.

        If our Board of Directors determines at any time that Mr. Hart is not satisfactorily performing his duties, they may request Mr. Hart's resignation, in which case he will not be entitled to receive a pro rata portion of his 2006 bonus or continued vesting of his options granted prior to March 3, 2006. If Mr. Hart voluntarily terminates his employment before his successor is appointed, his salary continuation and COBRA continuation benefits will be reduced from eighteen to twelve months, and he will not be entitled to receive a pro rata portion of his 2006 bonus or continued vesting of his options granted prior to March 3, 2006. In both scenarios, Mr. Hart's options granted prior to March 3, 2006 will remain exercisable according to their terms, which generally means that Mr. Hart may exercise the vested portion of such options within ninety days following the termination of his employment.

        Also pursuant to the separation agreement, on March 3, 2006, we granted Mr. Hart a stock option to purchase 50,000 shares of common stock at an exercise price equal to $3.55 per share. This option will become fully vested if Mr. Hart remains employed in his current capacity until his successor is appointed and will remain exercisable until the later of (i) the date that is ninety days following Mr. Hart's resignation from the Board, or (ii) the date which is ninety days following the termination of his consulting relationship with the Company. If Mr. Hart's employment is terminated for any reason before his successor is appointed, this option will be forfeited immediately upon his termination of employment.

        Finally, if Mr. Hart remains employed until his successor is appointed, he will continue to serve as member of our Board of Directors, but has agreed to resign his position as a director upon the request of a majority of the non-executive members of the Board. If Mr. Hart is requested to resign his position as a director prior to December 31, 2007, the parties have agreed that Mr. Hart will provide us with up to 20 hours of consulting services per month from the date of his resignation as a director through December 31, 2007.

EXHIBIT INDEX

Exhibit No.	Note	Description
3.01	(26)	Amended and Restated Certificate of Incorporation.
3.02	(26)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.03	(26)	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Exchangeable Preferred Stock.
3.03.1	(27)	Certificate of Elimination of Series A Exchangeable Preferred Stock.
3.04	(26)	Bylaws.
4.01	(1)	Form of Common Stock Certificate.
4.02		Reference is made to Exhibits 3.01, 3.02, 3.03 and 3.04.
4.03	(2)	Rights Agreement dated May 6, 2003 between Allos and Mellon Investor Services LLC.
4.04	(3)	Form of Rights Certificate.
4.05	(4)	Amendment to Rights Agreement dated March 4, 2005 between Allos and Mellon Investor Services LLC.
10.01†	(1)	Form of Indemnification Agreement between Allos and each of its directors and officers.
10.02	(1)	Hemotech and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated January 12, 1994.
10.03	(1)	Amendment to Allos Therapeutics, Inc. and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated January 17, 1995.
10.04	(1)	Amendment to Allos Therapeutics, Inc. and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated March 12, 1996.
10.05	(1)	Assignment and Assumption Agreement with Amendment with Center for Innovative Technology and Virginia Commonwealth University Intellectual Property Foundation dated July 28, 1997.
10.06	(5)	Fourth Amended and Restated Stockholder Rights Agreement dated October 4, 1999 between Allos and the parties listed on Exhibit A thereto.
10.07†	(6)	1995 Stock Option Plan, as amended.
10.10†	(28)	2000 Stock Incentive Compensation Plan, as amended.
10.10.1†	(7)	Form of Incentive Stock Option Letter Agreement under 2000 Stock Incentive Compensation Plan.
10.10.2†	(8)	Form of Nonqualified Stock Option Letter Agreement under 2000 Stock Incentive Compensation Plan.
10.10.3†	(29)	Form of Nonqualified Stock Option Letter Agreement for Non-Employee Directors under 2000 Stock Incentive Compensation Plan.
10.11†	(9)	Severance Benefit Plan, effective January 16, 2001, and related benefit schedule thereto.

10.11.1†	(30)	2006 Group Termination Schedule under Severance Benefit Plan.
10.12†	(10)	2001 Employee Stock Purchase Plan and form of Offering.
10.13*	(11)	Office Lease dated April 4, 2001 between Allos and Catellus Development Corporation.
10.13.1*	(12)	Amended and Restated Second Amendment to Lease dated December 9, 2002 between Allos and Catellus Development Corporation.
10.13.2*	(13)	Third Amendment to Lease dated November 28, 2003 between Allos and Catellus Development Corporation.
10.14†	(14)	2002 Broad Based Equity Incentive Plan.
10.14.1†	(26)	Form of Stock Option Grant Notice under 2002 Broad Based Equity Incentive Plan.
10.14.2†	(26)	Form of Stock Option Agreement under 2002 Broad Based Equity Incentive Plan.
10.15†	(15)	Employment Agreement dated December 17, 2001 between Allos and Michael E. Hart.
10.16	(16)	Securities Purchase Agreement dated April 24, 2002 between Allos and Perseus-Soros BioPharmaceutical Fund, L.P.
10.17	(17)	Registration Rights Agreement dated April 24, 2002 between Allos and Perseus-Soros BioPharmaceutical Fund, L.P.
10.18†	(18)	Employment Agreement, effective August 12, 2002, between Allos and David A. DeLong.
10.19	(19)	Securities Purchase Agreement dated November 20, 2003 between Allos and the Purchasers listed on Exhibit A thereto.
10.20	(20)	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated November 20, 2003.
10.21*	(21)	Development and Supply Agreement, effective December 19, 2003, between Allos and Baxter Healthcare Corporation.
10.23†	(22)	Employment Agreement dated October 11, 2004 between Allos and Marc H. Graboyes.
10.24	(23)	Securities Purchase Agreement dated March 2, 2005 between Allos and the Investors listed on the signature pages thereto.
10.25	(24)	Registration Rights Agreement dated March 4, 2005 between Allos and the Investors listed on Schedule I thereto.
10.26	(25)	Letter Agreement dated March 4, 2005 among Allos, Warburg Pincus Private Equity VIII, L.P., Warburg Pincus & Co. and Warburg Pincus LLC.
10.27*	(31)	Manufacturing Agreement, effective May 30, 2005, between Allos and Hovione Inter Limited.
10.28†	(32)	Annual Incentive Plan.
10.29†	(33)	2006 Base Salaries for Named Executive Officers.
10.30†	(34)	Separation Agreement, dated March 3, 2006, between Allos and Michael E. Hart.
10.31†	(35)	Nonqualified Stock Option Letter Agreement, dated March 3, 2006, between Allos and Michael E. Hart.

10.32†	Summary of Compensation Arrangements between Allos and its Non-Employee Directors.
10.33†	Summary of Compensation Arrangements between Allos and Stephen J. Hoffman.
23.01	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.01	Power of Attorney (included on signature page hereto).
31.01	Rule 13a-14(a)/15d-14(a) Certification.
32.01	Section 1350 Certification.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

*
Confidential treatment has been granted with respect to specific portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission ("SEC").

(1)
Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form S-1 (File No. 333-95439), as amended, declared effective March 27, 2000.

(2)
Incorporated by reference to Exhibit 99.2 filed with our Current Report on Form 8-K filed on May 9, 2003.

(3)
Incorporated by reference to Exhibit 99.3 filed with our Current Report on Form 8-K filed on May 9, 2003.

(4)
Incorporated by reference to Exhibit 4.06 filed with our Current Report on Form 8-K filed on March 4, 2005.

(5)
Incorporated by reference to Exhibit 10.10 filed with our Registration Statement on Form S-1 (File No. 333-95439), as amended, declared effective March 27, 2000.

(6)
Incorporated by reference to Exhibit 10.11 filed with our Registration Statement on Form S-1 (File No. 333-95439), as amended, declared effective March 27, 2000.

(7)
Incorporated by reference to Exhibit 99.1 filed with our Current Report on Form 8-K filed on February 11, 2005.

(8)
Incorporated by reference to Exhibit 99.2 filed with our Current Report on Form 8-K filed on February 11, 2005.

(9)
Incorporated by reference to Exhibit 10.24 filed with our Annual Report on Form 10-K for the year ended December 31, 2000.

(10)
Incorporated by reference to Exhibit 10.26 filed with our Annual Report on Form 10-K for the year ended December 31, 2000.

(11)
Incorporated by reference to Exhibit 10.27 filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(12)
Incorporated by reference to Exhibit 10.27.1 filed with our Annual Report on Form 10-K for the year ended December 31, 2002.

(13)
Incorporated by reference to Exhibit 10.27.2 filed with our Annual Report on Form 10-K for the year ended December 31, 2003.

(14)
Incorporated by reference to Exhibit 99.1 filed with our Registration Statement on Form S-8 (File No. 333-76804), as filed with the SEC on January 16, 2002.

(15)
Incorporated by reference to Exhibit 10.16 filed with our Annual Report on Form 10-K for the year ended December 31, 2001.

(16)
Incorporated by reference to Exhibit 10.23 filed with our Current Report on Form 8-K filed on April 30, 2002.

(17)
Incorporated by reference to Exhibit 10.24 filed with our Current Report on Form 8-K filed on April 30, 2002.

(18)
Incorporated by reference to Exhibit 10.26 filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(19)
Incorporated by reference to Exhibit 99.1 filed with our Current Report on Form 8-K filed on November 21, 2003.

(20)
Incorporated by reference to Exhibit 99.2 filed with our Current Report on Form 8-K filed on November 21, 2003.

(21)
Incorporated by reference to Exhibit 10.37 filed with our Annual Report on Form 10-K for the year ended December 31, 2003.

(22)
Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on October 14, 2004.

(23)
Incorporated by reference to Exhibit 10.41 filed with our Current Report on Form 8-K/A filed on March 10, 2005.

(24)
Incorporated by reference to Exhibit 10.42 filed with our Current Report on Form 8-K/A filed on March 10, 2005.

(25)
Incorporated by reference to Exhibit 10.43 filed with our Current Report on Form 8-K filed on March 4, 2005.

(26)
Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2004.

(27)
Incorporated by reference to the same numbered exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(28)
Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on December 22, 2005.

(29)
Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on February 24, 2006.

(30)
Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 10-K dated February 10, 2006.

(31)
Incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(32)
Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on December 16, 2005.

(33)
Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on February 10, 2006.

(34)
Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on March 6, 2006.

(35)
Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on March 6, 2006.