Form 10-Q
period 2006-03-31
ALLOS THERAPEUTICS INC
filed 2006-05-10
CIK 1097264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006.

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of May 4, 2006, there were 55,379,969 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

This quarterly report on Form 10-Q consists of 33 pages.

ALLOS THERAPEUTICS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I. Financial Information
ITEM 1.	Financial Statements (unaudited)
Balance Sheets — as of December 31, 2005 and March 31, 2006
Statements of Operations — for the three-month periods ended March 31, 2005 and 2006 and the cumulative period from September 1, 1992 (date of inception) through March 31, 2006
Statements of Cash Flows — for the three-month periods ended March 31, 2005 and 2006 and the cumulative period from September 1, 1992 (date of inception) through March 31, 2006
Notes to Financial Statements
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
ITEM 4.	Controls and Procedures
PART II. Other Information
ITEM 1.	Legal Proceedings
ITEM 1A.	Risk Factors
ITEM 6.	Exhibits
SIGNATURES

NOTE:

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

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.

BALANCE SHEETS

(unaudited)

	December 31,	March 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,224,634	$8,241,497
Restricted cash	550,000	550,000
Short-term investments in marketable securities	50,931,466	42,020,447
Prepaid research and development expenses	222,473	387,761
Prepaid expenses and other assets	338,393	225,845
Total current assets	56,266,966	51,425,550
Long-term investments in marketable securities	125,872	—
Property and equipment, net	687,728	679,116
Total assets	$57,080,566	$52,104,666
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$365,212	$877,269
Accrued liabilities	3,424,904	4,522,240
Total current liabilities	3,790,116	5,399,509
Commitments and contingencies (See Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2005 and March 31, 2006; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,000,000 shares designated from authorized preferred stock at December 31, 2005 and March 31, 2006; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized at December 31, 2005 and March 31, 2006; 55,078,969 and 55,379,969 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	55,079	55,380
Additional paid-in capital	231,582,277	232,065,598
Deficit accumulated during the development stage	(178,346,906)	(185,415,821)
Total stockholders’ equity	53,290,450	46,705,157
Total liabilities and stockholders’ equity	$57,080,566	$52,104,666

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Cumulative Period from September 1, 1992 (date of inception) through March 31,
	2005	2006	2006

Operating expenses:
Research and development	$2,348,147	$3,439,830	$96,972,781
Clinical manufacturing	359,746	561,573	27,342,361
Marketing, general and administrative	2,192,707	2,925,798	71,208,052
Restructuring and separation costs	380,086	645,666	1,663,821
Total operating expenses	5,280,686	7,572,867	197,187,015
Loss from operations	(5,280,686)	(7,572,867)	(197,187,015)
Gain on settlement claims	—	—	5,110,083
Interest and other income, net	209,116	503,952	16,897,575
Net loss	(5,071,570)	(7,068,915)	(175,179,357)
Dividend related to beneficial conversion feature of preferred stock	—	—	(10,236,464)
Net loss attributable to common stockholders	$(5,071,570)	$(7,068,915)	$(185,415,821)
Net loss per share: basic and diluted	$(0.16)	$(0.13)
Weighted average shares outstanding: basic and diluted	31,175,783	55,079,180

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,		Cumulative Period From September 1, 1992 (date of inception) through
	2005	2006	March 31, 2006
Cash Flows From Operating Activities:
Net loss	$(5,071,570)	$(7,068,915)	$(175,179,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115,016	76,242	2,851,255
Stock-based compensation expense (recovery)	(15,494)	481,342	22,525,435
Write-off of long-term investment	—	—	1,000,000
Other	—	—	99,121
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,319,328)	(52,740)	(603,606)
Interest receivable on investments	(478,551)	(127,087)	(740,521)
Accounts payable	707,423	512,057	877,269
Accrued liabilities	694,733	1,097,336	4,522,240
Net cash used in operating activities	(5,367,771)	(5,081,765)	(144,648,164)
Cash Flows From Investing Activities:
Acquisition of property and equipment	(39,865)	(67,630)	(3,276,365)
Purchases of marketable securities	(44,483,974)	(2,836,022)	(395,632,703)
Proceeds from sales of marketable securities	8,915,000	12,000,000	354,352,777
Purchase of long-term investment	—	—	(1,000,000)
Payments received on notes receivable	—	—	49,687
Net cash provided by (used in) investing activities	(35,608,839)	9,096,348	(45,506,604)
Cash Flows From Financing Activities:
Principal payments under capital leases	—	—	(422,088)
Proceeds from sales leaseback	—	—	120,492
Pledging restricted cash	—	—	(550,000)
Proceeds from issuance of convertible preferred stock, net of issuance costs	48,913,945	—	89,125,640
Proceeds from issuance of common stock associated with stock options and employee stock purchase plan	—	2,280	1,227,609
Proceeds from issuance of common stock, net of issuance costs	—	—	108,894,612
Net cash provided by financing activities	48,913,945	2,280	198,396,265
Net increase in cash and cash equivalents	7,937,335	4,016,863	8,241,497
Cash and cash equivalents, beginning of period	1,108,726	4,224,634	—
Cash and cash equivalents, end of period	$9,046,061	$8,241,497	$8,241,497
Supplemental Schedule of Cash and Non-cash Operating and Financing Activities:
Cash paid for interest	$—	$—	$1,033,375
Issuance of stock in exchange for license agreement	—	—	40,000
Capital lease obligations incurred for acquisition of property and equipment	—	—	422,088
Issuance of stock in exchange for notes receivable	—	—	139,687
Conversion of preferred stock to common stock	—	—	89,125,640

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

 NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.             Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2005 for a broader discussion of our business and the opportunities and risks inherent in such business.

Since our inception in 1992, we have not generated any revenue and our activities have consisted primarily of developing products, licensing products, raising capital and recruiting personnel. Accordingly, we are considered to be in the development stage as of March 31, 2006 as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

We have experienced significant net losses and negative cash flows since our inception. We have incurred these net losses principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue incurring net losses and negative cash flows for the foreseeable future. The presence and size of these potential net losses will depend, in large part, on if and when we obtain regulatory approval in the United States or Europe to market our lead product candidate, EFAPROXYN, as an adjunct to radiation therapy for the treatment of patients with brain metastases originating from breast cancer. Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates.

Based upon the current status of our product development plans and our plans for anticipated commercialization of EFAPROXYN, we believe that our existing cash, cash equivalents, and investments in marketable securities will be adequate to satisfy our capital needs through at least 12 months from the date of this filing, and potentially through the end of 2007. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We anticipate continuing our current development programs and/or beginning other long-term development projects involving our product candidates. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. Therefore, we may need to obtain additional funds from outside sources to continue research and development activities, fund operating expenses, pursue regulatory approvals and build sales and marketing capabilities, as necessary. However, our actual capital requirements will depend on many factors, including:

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

2.             Accounts Payable and Accrued Liabilities

Accounts payable are comprised of the following:

	December 31, 2005	March 31, 2006
Trade accounts payable	$352,266	$722,519
Related parties	12,946	154,750
	$365,212	$877,269

Accrued liabilities are comprised of the following:

	December 31, 2005	March 31, 2006
Accrued research and development expenses	$1,570,534	$2,361,181
Accrued restructuring and separation costs	208,786	804,827
Accrued personnel costs	1,201,821	643,138
Accrued clinical manufacturing expenses	165,479	411,318
Accrued expenses – other	278,284	301,776
	$3,424,904	$4,522,240

3.             Stock-Based Compensation

We adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) effective January 1, 2006. Under the provisions of SFAS 123R, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period of the award. Prior to the adoption of SFAS 123R, we accounted for grants of stock-based awards according to Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. We applied the provisions of SAB 107 in connection with our adoption of SFAS 123R. We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R. Had equity-based compensation been recognized in accordance with the provisions of APB 25 and related Interpretations instead of SFAS 123R for the three months ended March 31, 2006, compensation expense would have been $102,000, and our net loss per share would have been $0.12 on a basic and fully-diluted basis. In accordance with the modified prospective method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, we provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three months ended March 31, 2005:

Three Months Ended
March 31, 2005

Net loss attributable to common stockholders, as reported	$(5,071,570)
Deduct: Stock-based employee compensation recovery included in reported net loss	(15,494)
Deduct: Stock-based employee compensation expense as determined under the fair value based method for all awards	(393,344)
Pro forma net loss attributable to common stockholders	$(5,480,408)
Net loss per share: basic and diluted – as reported	$(0.16)
Net loss per share: basic and diluted – pro forma	$(0.18)

The following assumptions were used in estimating the pro forma stock-based compensation expense under SFAS 123 for the three months ended March 31, 2005: an expected dividend yield of 0%, an expected stock price volatility of 85%, an expected life of 4.0 years, and a risk free interest rate of 3.7% to 4.0%.

Impact of the adoption of SFAS 123R

In accordance with the modified prospective method of SFAS 123R, we recognized total stock-based compensation expense of $481,342 during the quarter ended March 31, 2006, which increased basic and diluted net loss per share by $.01 per share. The following table summarizes the components of stock-based compensation expense for the three months ended March 31, 2006, and our unrecognized compensation expense as of March 31, 2006, net of estimated forfeitures, including the weighted-average years over which the compensation expense will be recognized:

	Outstanding and unvested	Stock-based awards for the three months ended March 31, 2006:
	awards at December 31, 2005	Stock Options	Modification of Stock Options	Restricted Stock	Employee Stock Purchase Plan	Total
Total Fair Value of Awards	$851,511	$3,597,830	$75,859	$942,000	$56,137	$5,523,337
Less: Estimated Forfeitures over Expected Life of Award	(137,093)	(342,692)	—	—	—	(479,785)
Compensation Cost of Awards, net of estimated forfeitures	714,418	3,255,138	75,859	942,000	56,137	5,043,552
Less: Compensation Cost for the three months ended March 31, 2006	(146,926)	(220,699)	(75,859)	(30,841)	(7,017)	(481,342)
Unrecognized Compensation Cost as of March 31, 2006	$567,492	$3,034,439	$—	$911,159	$49,120	$4,562,210
Weighted-Average Remaining Amortization Period (Years)	1.3	1.6	—	1.6	1.5	1.6

Outstanding and Unvested Stock-Based Awards as of December 31, 2005

For stock-based awards that were outstanding and unvested as of December 31, 2005, we had an unrecorded deferred stock-based compensation balance of $851,511, as calculated under the provisions of SFAS 123 for purposes of pro forma disclosures. In our pro forma disclosures prior to the adoption of SFAS 123R, we accounted for forfeitures upon occurrence. SFAS 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.  Accordingly, as of January 1, 2006, we estimated that the stock-based compensation for the awards not expected to vest was $137,093, and therefore, the unrecorded deferred stock-based compensation balance related to stock options outstanding and unvested as of December 31, 2005 was adjusted to $714,418 after estimated forfeitures. During the three months ended March 31, 2006, we recorded stock-based compensation related to these awards of $146,926.  As of March 31, 2006, the unrecorded deferred stock-based compensation balance related to outstanding and unvested stock options as of December 31, 2005 was $567,492 and will be recognized over an estimated weighted-average amortization period of 1.3 years.

Stock-Based Awards granted and modified during the three months ended March 31, 2006

During the three months ended March 31, 2006, we granted approximately 2.1 million stock options with an estimated total grant-date fair value of $3,597,830.  Of this amount, we estimated that the stock-based compensation for the awards not expected to vest was $342,692.   During the three months ended March 31, 2006, we recorded stock-based compensation related to these awards of $220,699. As of March 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $3,034,439 and will be recognized over an estimated weighted-average amortization period of 1.6 years.

During the three months ended March 31, 2006, we entered into a Separation Agreement with our former President and Chief Executive Officer, Michael E. Hart, as described in Note 5 below, pursuant to which we modified the terms of certain stock options held by Mr. Hart to extend the exercise period of the options beyond the original terms of the stock options. We have accounted for the modifications to these options in accordance with SFAS 123R and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and recorded $75,859 of stock-based compensation expense during the three months ended March 31, 2006.

Valuation Assumptions

For stock options granted in the three months ended March 31, 2006, the majority vest according to the following schedule: one fourth of the total number of shares subject to the award vest 12 months after the date of grant and an additional one forty-eighths of the total number of shares subject to the award vest each one month period thereafter, until all such shares are vested and exercisable. Any deferred stock-based compensation calculated according to SFAS 123R is amortized over the vesting period of the individual options in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans (“FIN 28”). The weighted-average grant-date fair value of stock options, as determined under SFAS 123R, granted during the three months ended March 31, 2006 was $1.75 per share. The fair value of stock options granted to our employees during the three months ended March 31, 2006 was estimated on the date of each grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

•                  An expected dividend yield of 0% as we do not expect to pay dividends during the expected life of these awards;

•                  An expected stock price volatility of 81% determined using our historical stock volatility over the period equal to the expected life of each award;

•                  An expected life of 3.9 years determined by factoring the different vesting periods of each award in combination with our employees’ expected exercise behavior; and

•                  A risk-free interest rate of 4.6% based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of each award.

Stock Options

During 1995, our Board of Directors terminated the 1992 Stock Plan (the “1992 Plan”) and adopted the 1995 Stock Option Plan (the “1995 Plan”). The 1995 Plan was amended and restated in 1997. Termination of the 1992 Plan had no effect on the options outstanding under that plan, as they were assumed under the 1995 Plan. Under the 1995 Plan, we could grant fixed and performance-based stock options, and stock appreciation rights to officers, employees, consultants and directors. The stock options were intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code, unless specifically designated as non-qualifying stock options or unless exceeding the applicable statutory limit.

During 2000, concurrent with our initial public offering, the Board of Directors suspended the 1995 Plan and adopted the Allos Therapeutics, Inc. 2000 Stock Incentive Compensation Plan (the “2000 Plan”). The 2000 Plan provides for the granting of stock options similar to the terms of the 1995 Plan as described above. Any shares remaining for future option grants and any future cancellations of options from our 1995 Plan will be available for future grant under the 2000 Plan. Suspension of the 1995 Plan had no effect on the options outstanding under the 1995 Plan. Under the 2000 Plan, we are authorized to increase the number of shares of common stock that shall be available annually on the first day of each fiscal year beginning in 2001 in an amount equal to the lesser of 440,000 shares or 2% of the adjusted average common shares outstanding used to calculate fully diluted earning per share as reported in our Annual Report to Stockholders for the preceding year, or alternatively, by any lesser amount determined by our Board of Directors. On December 21, 2005, our stockholders approved an amendment and restatement of the 2000 Plan to: (i) increase the aggregate number of shares of common stock authorized for issuance under the 2000 Plan by 3,500,000 shares and (ii) provide that the number of shares of common stock that may be granted under the 2000 Plan to any one employee during any calendar year cannot exceed 2,000,000 shares.

In January 2002, our Board of Directors approved the Allos Therapeutics, Inc. 2002 Broad Based Equity Incentive Plan (the “2002 Plan”). Under the 2002 Plan, we are authorized to issue up to 1,000,000 shares of common stock to employees, consultants and members of the Board of Directors. Under the terms of the 2002 Plan, the aggregate number of shares underlying stock awards to officers and directors once employed by us cannot exceed 49 percent of the number of shares underlying all stock awards granted, as determined on certain specific dates. The 2002 Plan will terminate on January 7, 2012.

As of March 31, 2006, we had a total of 2,753,277 shares of common stock available for grant under the 2000 and 2002 Plans. The 1995, 2000 and 2002 Plans provide for appropriate adjustments in the number of shares reserved and outstanding options in the event of certain changes to our outstanding common stock by reason of merger, recapitalization, stock split or other similar events. Options granted under the Plans may be exercised for a period of not more than 10 years from the date of grant or any shorter period as determined by our Board of Directors. Options vest as determined by the Board of Directors, generally over a period of two to four years, subject to acceleration under certain events. The exercise price of any incentive stock option shall equal or exceed the fair market value per share on the date of grant, or 110% of the fair market value per share in the case of a 10% or greater stockholder.

The following table summarizes our stock option activity and related information for the 1995, 2000 and 2002 Plans as of and for the three months ended March 31, 2006:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	3,944,375	$3.87	2,809,991	$4.20
Granted	2,051,843	2.87
Exercised	(1,000)	2.28
Canceled	(6,996)	5.79
Outstanding at March 31, 2006	5,988,222	$3.53	3,057,500	$4.12

The following table summarizes information about options outstanding and exercisable as of March 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value	Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.00 - $ 1.38	271,286	3.4	$0.55	$803,603	271,286	$0.55	$803,603
$ 1.39 - $ 2.75	2,791,033	8.0	2.50	2,822,851	848,435	2.36	973,834
$ 2.76 - $ 4.13	1,328,300	8.7	3.18	444,848	518,901	3.23	145,344
$ 4.14 - $ 5.50	819,958	6.1	4.99	—	668,847	4.96
$ 5.51 - $ 6.88	439,140	4.9	6.17	—	439,140	6.17
$ 6.89 - $ 8.25	95,000	6.5	7.31	—	83,540	7.34
$ 8.26 - $ 9.63	200,205	5.3	8.83	—	184,051	8.84
$ 9.64 - $12.38	28,500	4.2	10.95	—	28,500	10.95
$12.39 - $13.75	14,800	4.3	13.75	—	14,800	13.75
	5,988,222	7.3	$3.53	$4,071,302	3,057,500	$4.12	$1,922,781

The following table summarizes information about outstanding stock options that are fully vested and currently exercisable, and outstanding stock options that are expected to vest in the future:

	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value
As of March 31, 2006:
Options fully vested and exercisable	3,057,500	5.6	$4.12	$1,922,781
Options expected to vest, including effects of expected forfeitures	2,571,576	9.1	$2.91	1,931,756
Options fully vested and expected to vest	5,629,076	7.2	$3.57	$3,854,537

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our closing stock price of $3.51 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 1,566,144. The total fair value of shares vested during the three months ended March 31, 2006 was approximately $378,000.

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $1,100. The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2006 was $2,280. We settle employee stock option exercises with newly issued common shares. No tax benefits were realized by us in connection with these exercises during the three months ended March 31, 2006 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of March 31, 2006. No stock compensation expense was capitalized on the Balance Sheet as of March 31, 2006.

Restricted Stock

In March 2006, we granted 300,000 shares of restricted stock to an employee. The shares of restricted stock will vest in four equal annual installments. As of March 31, 2006, 300,000 shares of restricted stock were outstanding and no shares were vested. The grant date fair value of $3.14 per share for this restricted stock award was based on the closing market price of the Company’s common stock on the date of the award.

Employee Stock Purchase Plan

On February 28, 2001, our Board of Directors approved the Allos Therapeutics, Inc. 2001 Employee Stock Purchase Plan (“Purchase Plan”), which was also approved by our stockholders on April 17, 2001. Under the Purchase Plan, we are authorized to issue up to 2,500,000 shares of common stock to qualified employees. Qualified employees can choose to have up to 10 percent of their annual base earnings withheld to purchase shares of our common stock during each offering period. The purchase price of the common stock is 85 percent of the lower of the fair market value of a share of common stock on the first day of the offering or the fair market value of a share of common stock on the last day of the purchase period. We sold 32,189, 36,393, 26,675 and no shares to employees in 2003, 2004, 2005, and during the three months ended March 31, 2006, respectively. There were 2,368,072 shares available for sale under the Purchase Plan at March 31, 2006. The Purchase Plan will terminate on February 27, 2011. The stock-based compensation expense in connection with the Purchase Plan for the three months ended March 31, 2006 was $7,017. The weighted-average estimated grant date fair value of purchase awards under the Purchase Plan during the three months ended March 31, 2006 was $0.98 per share and was determined using the following weighted-average assumptions: an expected dividend yield of 0%; an expected stock price volatility of 55%; an expected life of 1.2 years; and a risk-free interest rate of 4.7%.

4.             Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period and diluted net loss per share is computed by giving effect to all dilutive potential common stock, including options, restricted stock and warrants.

Diluted net loss per share for all periods presented is the same as basic net loss per share because the potential common shares were anti-dilutive due to our net loss. Anti-dilutive common shares not included in the calculation of diluted shares outstanding, are as follows:

	March 31,
	2005	2006
Common stock options	3,867,619	5,988,222
Restricted stock	—	300,000
Common stock warrants	1,706,893	1,706,893
	5,574,512	7,995,115

5.             Restructuring and Separation Costs

In January 2005, we executed agreements to sublease approximately three-quarters of the 12,708 square feet of excess space in our corporate offices located in Westminster, Colorado. The term of each sublease agreement is through the term of our office lease, or October 31, 2008. The actual rental payments to us under the sublease agreements approximate $230,000. Because our obligations under our primary lease were in excess of the sum of the actual and expected sublease rental payments for this excess space, we recorded a lease abandonment charge of approximately $380,000 in the three months ended March 31, 2005. As of March 31, 2006, the remaining liability of $184,086 relating to this lease abandonment charge is recorded in accrued restructuring and separation costs.

In January 2006, Michael E. Hart notified our Board of Directors of his intent to resign from his positions as President, Chief Executive Officer and Chief Financial Officer of the Company once a successor Chief Executive Officer was appointed.  On March 3, 2006, we entered into a separation agreement with Mr. Hart to provide certain incentives for his continued employment with the Company while we conducted our search for his successor. On March 9, 2006, we appointed Paul L. Berns as our President, Chief Executive Officer and a member of the Board of Directors and Mr. Hart resigned from his positions in accordance with the terms of the separation agreement. The separation agreement with Mr. Hart was amended on March 9, 2006 and on May 10, 2006 (as so amended, the “Separation Agreement”).

Pursuant to the Separation Agreement, Mr. Hart is entitled to certain payments and benefits from the Company, including but not limited to the following:

•                  a lump sum payment equal to $181,229 on September 11, 2006, minus applicable deductions and withholdings;

•                  an amount equal to $362,456 payable over the twelve month period from September 11, 2006 to September 11, 2007, minus applicable deductions and withholdings;

•                  a pro rata portion of his fiscal 2006 bonus, as determined in the sole discretion of our Compensation Committee of the Board, payable at the same time 2006 bonuses are paid to the Company’s other executive officers;

•                  reimbursement on a grossed-up basis, for the after tax payment of the premiums on his supplemental disability and term life insurance coverage for a period of twenty-four months following his termination of employment, provided that no reimbursements will be made until September 11, 2006, at which time we will reimburse Mr. Hart for all past due amounts;

•                  reimbursement for the cost of his COBRA continuation coverage until the earlier of (i) September 10, 2007, or (ii) the date on which he becomes eligible to receive comparable health insurance coverage from a new employer;

•                  continued vesting of his stock options granted prior to March 3, 2006 for a period of one year following his termination of employment, which options will remain exercisable, subject to the terms of his consulting agreement with the Company (as described below), until ninety days following the termination of his consulting relationship with the Company; provided that in no event will Mr. Hart’s options issued under the Company’s 1995 Stock Option Plan remain exercisable beyond December 31, 2006; and

•                  up to $20,000 of outplacement assistance during the period from March 10, 2006 to March 10, 2007.

We recorded separation costs of $645,666 during the three months ended March 31, 2006 relating to our estimate of our total obligations under the Separation Agreement with Mr. Hart. As of March 31, 2006, the remaining liability of $620,741 relating to the Separation Agreement with Mr. Hart is recorded in accrued restructuring and separation costs.

Pursuant to the Separation Agreement and as a result of Mr. Hart’s resignation as a director, on May 10, 2006, we entered into a consulting agreement with Mr. Hart in order to allow us to retain the benefit of Mr. Hart’s historical knowledge regarding the Company’s operations and corporate development strategies (the “Hart Consulting Agreement”). Pursuant to the Hart Consulting Agreement, Mr. Hart has agreed to provide an average of at least 10 hours of consulting services per month as and when requested from time to time by the Company. Mr. Hart is not entitled to any compensation or benefits in connection with the performance of his consulting services, except for those payments and benefits being provided to him under the Separation Agreement. The term of the Hart Consulting Agreement is from May 10, 2006 to December 31, 2007; provided that it will automatically terminate upon the occurrence of one or more events constituting just cause (as defined in the agreement).

6.             Commitments and Contingencies

Commitments

In December 2003, we entered into an agreement with Baxter Healthcare Corporation (“Baxter”) for certain development and manufacturing services for the clinical and commercial production of EFAPROXYN formulated drug product. The agreement requires minimum purchase obligations by us, subject to FDA approval of EFAPROXYN. We currently have no commitments to Baxter under this agreement.

In August 2004, we entered into an agreement with a third party to provide certain trial management services in Europe and South America in connection with our pivotal Phase 3 trial of EFAPROXYN for the treatment of brain metastases originating from breast cancer, which is called ENRICH (ENhancing whole brain Radiation therapy In patients with breast Cancer and Hypoxic brain metastases). Under the terms of the agreement, as amended in March 2006, we are required to pay this third party $550,000 if a certain patient enrollment milestone is achieved in Europe and South America by July 2006. As of March 31, 2006, we recorded a portion of the $550,000 milestone payment in accrued research and development expenses equal to the number of patients actually enrolled as of March 31, 2006 relative to the patient enrollment milestone in the agreement.

In June 2005, we entered into a manufacturing agreement with Hovione Inter Limited (“Hovione”) covering the supply of EFAPROXYN bulk drug substance, or efaproxiral sodium.  Under the terms of the agreement, we are required to purchase a negotiated percentage of our annual requirements for efaproxiral sodium from Hovione.  We must also meet annual minimum purchase requirements of efaproxiral sodium from Hovione equal to $2,000,000 in 2006, $3,500,000 in 2007, $5,000,000 in 2008, and $5,000,000 in each year thereafter through the end of the term of the agreement.  In the event that we do not meet these annual minimum purchase requirements, we have the option to pay extension fees to move the annual requirements out by a total of three years.  These extension fees are equal to $100,000 for a first extension, $150,000 for a second extension, and $200,000 for a third and final extension, if necessary. The agreement has a term of seven years following our receipt of approval, if any, from the United States Food and Drug Administration to market EFAPROXYN in the United States.  The Company and Hovione each have customary termination rights, including termination for material breach or other events relating to insolvency or bankruptcy.  In addition, we may terminate the agreement at any time if we decide to discontinue development or, if approved, marketing of EFAPROXYN.

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, under which we obtained exclusive worldwide rights to several patents and equivalent foreign patent applications to develop and market any product derived from PDX in connection with all diagnostic and therapeutic uses, including human and veterinary diseases. Under the terms of the agreement, we made an up-front payment and will also make certain cash payments to the licensor upon the earlier of achievement of certain development milestones or the passage of certain time periods after the effective date of the agreement. The next scheduled payment under this agreement of $500,000 is due in December 2006. This and subsequent payments will be expensed as incurred. We will fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur. As of March 31, 2006, no royalty payments have been made.

Contingencies

The Company and one of its former officers were named as defendants in a purported securities class action lawsuit filed in May 2004 in the United States District Court for the District of Colorado (the “District Court”). An amended complaint was filed in August 2004. The lawsuit was brought on behalf of a purported class of purchasers of our securities during the period from May 29, 2003 to April 29, 2004, and sought unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN during this period and subsequent declines in our stock price. On October 20, 2005, the District Court granted the defendants’ motion to dismiss the lawsuit with prejudice. In an opinion dated October 20, 2005, the District Court concluded that the plaintiff’s complaint failed to meet the legal requirements applicable to its alleged claims.

On November 20, 2005, the plaintiff appealed the District Court’s decision to the U.S. Court of Appeals for the Tenth Circuit (the “Court of Appeals”). We believe the plaintiff’s claims are without merit, and intend to vigorously defend against the plaintiff’s appeal. However, as with any litigation proceeding, we cannot predict with certainty the eventual outcome of the litigation. If the Court of Appeals reverses the District Court’s decision and we are not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. This lawsuit has been tendered to our insurance carriers.

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners, contractors, clinical sites and suppliers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or the use of our product candidates. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The estimated fair value of the indemnification provisions of these agreements is minimal as of March 31, 2006, and accordingly, we have no corresponding liabilities recorded as of March 31, 2006.

7.             Related Party Transaction

Marvin E. Jaffe, M.D.

Dr. Jaffe has served as a member of our Board of Directors since 1994. On March 11, 2006, Dr. Jaffe tendered his resignation as a director of the Company effective immediately prior to our 2006 annual meeting of stockholders and notified the Board that he did not intend to stand for reelection. As a result of Dr. Jaffe’s resignation as a director, on May 10, 2006, we entered into a consulting agreement with Dr. Jaffe in order to allow us to retain the benefit of Dr. Jaffe’s knowledge and expertise regarding the Company’s business and the potential clinical development and commercialization strategies for our products (the “Jaffe Consulting Agreement”). Pursuant to the Jaffe Consulting Agreement, Dr. Jaffe has agreed to provide up to 10 hours of consulting service per month as and when requested from time to time by the Company. In connection with the performance of his consulting services, we will grant Dr. Jaffe a nonqualified stock option under the Company’s 2000 Stock Incentive Compensation Plan to purchase 20,000 shares of common stock at an exercise price equal to the closing sale price of a share of our common stock on the effective date of the Jaffe Consulting Agreement (as reported by the Nasdaq National Market). This option will be subject to the terms and conditions of the 2000 Stock Incentive Compensation Plan and will vest in eighteen (18) equal monthly installments commencing July 1, 2006. Dr. Jaffe is not entitled to any additional compensation or benefits in connection with the performance of his consulting services. The term of the Jaffe Consulting Agreement is from

May 10, 2006 to December 31, 2007; provided that it will automatically terminate upon the occurrence of one or more events constituting just cause (as defined in the agreement).

8.             Subsequent Event

On May 10, 2006, our stockholders approved an amendment to our Restated Certificate of Incorporation to increase our authorized number of shares of common stock from 75,000,000 shares to 150,000,000 shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements concerning our projected timelines for the performance of interim analyses, completion of enrollment and announcement of results from our ongoing clinical trials, including our Phase 3 ENRICH trial; the potential for the results of our Phase 3 ENRICH trial to support marketing approval of EFAPROXYN; our intent and projected timelines to initiate a Phase 2 clinical trial of PDX in patients with relapsed or refractory peripheral T-cell lymphoma; other statements regarding our future product development and regulatory strategies, including our intent to develop or seek regulatory approval for our product candidates in specific indications; the ability of our third-party manufacturing parties to support our requirements for drug supply; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements which are other than statements of historical fact. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed under the caption “Risk Factors”. All forward-looking statements included in this report are based on information available to us as of the date hereof and we undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances.

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

Since our inception in 1992, we have not generated any revenue from product sales and we have experienced significant net losses and negative cash flows. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue incurring net losses and negative cash flows for the foreseeable future. The presence and size of these potential net losses will depend, in large part, on if and when we obtain regulatory approval in the United States or Europe to market our lead product candidate, EFAPROXYN, as an adjunct to radiation therapy for the treatment of patients with brain metastases originating from breast cancer. Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates.

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

In December 2003, we submitted a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, for approval to market EFAPROXYN in the United States as an adjunct to whole brain radiation therapy, or WBRT, for the treatment of patients with brain metastases originating from breast cancer. The

NDA was based on the findings from our randomized, open label Phase 3 clinical trial of EFAPROXYN in patients with brain metastases, called REACH, which demonstrated a statistically significant survival benefit in patients with brain metastases originating from breast cancer, a subgroup of patients that was not prospectively defined as an intent-to-treat subgroup. The results from the REACH trial were announced in April 2003. In May 2004, the FDA’s Oncologic Drug Advisory Committee reviewed the NDA and voted not to recommend approval of EFAPROXYN for this indication based on the data from the REACH trial. However, in June 2004, the FDA issued an “approvable letter” in which it indicated that the NDA may be approved if we successfully complete our ongoing Phase 3 clinical trial of EFAPROXYN in patients with brain metastases originating from breast cancer and submit the results as a NDA amendment for the FDA’s review. In the letter, the FDA stated, “if the study shows effectiveness in this population (increased survival) using the pre specified analysis, and the study is otherwise satisfactory, we believe it would, together with the subset result in the [REACH trial], support approval.”

The ongoing Phase 3 trial referenced in the FDA’s approvable letter was initiated in February 2004. This pivotal Phase 3 trial, which is called ENRICH (ENhancing whole brain Radiation therapy In patients with breast Cancer and Hypoxic brain metastases), will seek to enroll approximately 360 patients at up to 125 cancer centers across North America, Europe and South America. The primary endpoint of the trial will measure the difference in survival between patients receiving WBRT plus supplemental oxygen, with or without EFAPROXYN. An independent Data Monitoring Committee, or DMC, will provide an expert review of cumulative data from the trial to determine, at an upcoming interim analysis, if sufficient evidence exists to stop the trial early due to overwhelming evidence of improved survival in the EFAPROXYN arm. In March 2006, the DMC completed the first planned interim analysis of data from ENRICH and has recommended that the trial continue per the protocol. This first interim review was triggered by the occurrence of 94 patient deaths and was based upon an evaluation of patients randomized through February 14, 2006. In order to protect the integrity of the trial, the results of the efficacy analysis will not be made available to the Company until the study is completed. No major patient safety concerns were identified by the DMC. The DMC will perform the second interim analyses of the primary endpoint at its first scheduled meeting following the occurrence 188 patient deaths, which we expect to occur in the second half of 2006. We will perform the final analysis of both the primary and secondary endpoints, if necessary, following the occurrence of 281 patient deaths. A number of factors will influence the actual timing of the interim and final analyses, including patient accrual rates and individual survival rates. We currently expect to complete enrollment in the trial during the second half of 2006, and announce preliminary results in the first half of 2007, if the trial is not stopped at the second interim analysis.

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

•                  PDX is a small molecule chemotherapeutic agent that we believe inhibits dihydrofolate reductase, or DHFR, a folic acid (folate)-dependent enzyme involved in the building of nucleic acid, or DNA, and other processes. Certain preclinical data suggests that PDX has an enhanced potency and toxicity profile relative to methotrexate and other related DHFR inhibitors. Drugs that inhibit DHFR, such as methotrexate, were among the first antifolate chemotherapeutic agents discovered. Methotrexate remains one of the most widely applied antifolate chemotherapeutics and has been used to treat leukemia, breast, bladder, gastric, esophageal, head, and neck cancers. We believe PDX has the potential to be delivered as a single agent or in combination therapy regimens.

In December 2005, we announced the presentation of interim results from our ongoing Phase 1/2 single-agent study of PDX in patients with relapsed or refractory non-Hodgkin’s lymphoma and Hodgkin’s disease, which is currently being conducted at Memorial Sloan Kettering Cancer Center. The interim results, which were presented at the 2005 American Society of Hematology Annual Meeting, demonstrated preliminary evidence of PDX activity in patients with various subtypes of T-cell lymphoma. Notably, four of seven evaluable patients with T-cell lymphoma achieved a complete response following treatment with PDX, despite having failed multiple prior therapies. Moreover, the addition of vitamins to the treatment regimen also appeared to successfully mitigate the previously established dose limiting toxicity of stomatitis, or mouth ulcers.

Based on the interim results from the Phase 1/2 study of PDX in patients with non-Hodgkin’s lymphoma, we plan to initiate a Phase 2, open-label, multi-center study of PDX in patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL. Given the aggressive nature of PTCL, the absence of an approved agent in this setting and the relative size of other Phase 2 studies that have supported marketing approval for other niche hematology drugs, such as nelarabine, we believe this Phase 2 trial, if sufficiently positive, may provide the basis to obtain marketing approval for PDX in this indication. However, we cannot assure you that the design of, or data collected from this Phase 2 trial, will be adequate to demonstrate the safety and efficacy of PDX for the treatment of PTCL or otherwise be sufficient to support FDA or any foreign regulatory approval. We currently plan to initiate this study during the third quarter of 2006.

We are also currently enrolling patients in a Phase 1 dose escalation study of PDX with vitamin B12 and folic acid supplementation in patients with previously treated advanced NSCLC. The determination of the maximum tolerated dose of PDX in combination with vitamin supplementation will be essential for further development in this indication.

•                  RH1 is a small molecule chemotherapeutic agent that we believe is bioactivated by the enzyme DT-diaphorase, or DTD, which is over-expressed in many tumors relative to normal tissue, including lung, colon, breast and liver tumors. Because RH1 is bioactivated in the presence of DTD, we believe it has the potential to provide targeted drug delivery to these tumor types while limiting the toxicity to normal tissue. RH1 has undergone in vivo efficacy testing by the Developmental Therapeutics Program of the National Cancer Institute and has demonstrated significant activity in both NSCLC and ovarian xenograft models.

RH1 is currently being evaluated in patients with advanced solid tumors refractory to other chemotherapy regimens in an open label, Phase 1 dose escalation study to test the safety, tolerability and pharmacokinetics of escalating doses of RH1.

Results of Operations

Research and Development. Research and development expenses include the costs of certain personnel, basic research, nonclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, patents and licensing fees for new products. Research and development expenses for the three months ended March 31, 2005 and 2006 were $2.3 million and $3.4 million, respectively.

The $1.1 million increase in research and development expenses in the three months ended March 31, 2006 as compared to the same period in 2005 was primarily due to the following:

•                  $898,000 increase in clinical trial costs due to increased patient enrollment in our Phase 3 ENRICH trial; and

•                  $151,000 increase in non-cash stock-based compensation expense due to the adoption of accounting rules related to stock-based compensation on January 1, 2006.

For the remainder of 2006, we expect our average quarterly research and development expenses to increase moderately relative to the amount recorded for the three months ended March 31, 2006 due to increases in costs for PDX nonclinical studies and our planned Phase 2 study of PDX in patients with relapsed or refractory PTCL. The amount and timing of the costs related to our clinical trials is difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, the rate of patient enrollment and the detailed design of future trials.

Clinical Manufacturing. Clinical manufacturing expenses include the costs of certain personnel, third party manufacturing costs for EFAPROXYN for use in clinical trials, costs associated with pre-commercial scale-up of manufacturing to support anticipated commercial requirements, and development activities for clinical trial and nonclinical studies material for PDX. Clinical manufacturing expenses for the three months ended March 31, 2005 and 2006 were $360,000 and $562,000, respectively.

The $202,000 increase in clinical manufacturing expenses in the three months ended March 31, 2006 as compared to the same period in 2005 was primarily due to increases in third-party manufacturing costs for formulated drug product for EFAPROXYN and PDX of $101,000 and $85,000, respectively.

For the remainder of 2006, we expect our average quarterly clinical manufacturing expenses to remain relatively stable to the amount recorded for the three months ended March 31, 2006.

Marketing, General and Administrative. Marketing, general and administrative expenses include costs for pre-marketing activities, corporate development, executive administration, and corporate offices and related infrastructure. Marketing, general and administrative expenses for the three months ended March 31, 2005 and 2006 were $2.2 million and $2.9 million, respectively.

The $733,000 increase in marketing, general and administrative expenses in the three months ended March 31, 2006 as compared to the same period in 2005 was primarily due to the following:

•                  $421,000 increase in personnel costs, mainly attributable to recruiting costs of $236,000 for our new President and Chief Executive Officer, in addition to increases in compensation costs year over year; and

•                  $323,000 increase in non-cash stock-based compensation expense due to the adoption of accounting rules related to stock-based compensation on January 1, 2006.

For the remainder of 2006, we expect our average quarterly marketing, general and administrative expenses to remain relatively stable to the amount recorded for the three months ended March 31, 2006.

Restructuring and Separation Costs. Restructuring and separation costs for the three months ended March 31, 2005 and 2006 were $380,000 and $646,000, respectively.

In January 2005, we executed agreements to sublease approximately three-quarters of the 12,708 square feet of excess space in our corporate offices located in Westminster, Colorado. The term of each sublease agreement is through the term of our office lease, or October 31, 2008. As the Company’s obligations under our primary lease were in excess of the sum of the actual and expected sublease rental payments for this excess space, we recorded a lease abandonment charge of approximately $380,000 in restructuring and separation costs during the three months ended March 31, 2005. As of March 31, 2006, the amount remaining in accrued restructuring and separation costs relating to this lease abandonment charge is $184,086.

In January 2006, Michael E. Hart notified our Board of Directors of his intent to resign from his positions as President, Chief Executive Officer and Chief Financial Officer of the Company once a successor Chief Executive Officer was appointed. On March 3, 2006, we entered into a separation agreement with Mr. Hart to provide certain incentives for his continued employment with the Company while we conducted our search for his successor. On March 9, 2006, we appointed Paul L. Berns as our President, Chief Executive Officer and a member of the Board of Directors and Mr. Hart resigned from his positions in accordance with the terms of the separation agreement. The separation agreement with Mr. Hart was amended on March 9, 2006, and on May 10, 2006 (as so amended, the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Hart is entitled to certain payments and benefits from the Company, as further described in Note 5 to our Financial Statements included in Item 1 of this quarterly report.

We recorded separation costs of $645,666 during the three months ended March 31, 2006 relating to our estimate of our total obligations under the Separation Agreement with Mr. Hart. As of March 31, 2006, the remaining liability of $620,741 relating to the Separation Agreement with Mr. Hart is recorded in accrued restructuring and separation costs.

Interest and Other Income, Net. Interest income, net of interest expense, for the three months ended March 31, 2005 and 2006 was $209,000 and $504,000, respectively. The $295,000 increase in net interest income in the three months ended March 31, 2006 as compared to the same period in 2005 was primarily due to higher average investment balances resulting from our March 2005 Preferred Stock financing and higher yields on United States government securities, high-grade commercial paper and corporate notes, and money market funds.

Liquidity and Capital Resources

Our cash, cash equivalents, and short-term investments in marketable securities amounted to $50.3 million at March 31, 2006. Since our inception, we have financed our operations primarily through the private sale of securities and our initial public offering of common stock in March 2000, which have resulted in net proceeds to us of $199.2 million through March 31, 2006. We have also generated approximately $16.9 million of net interest income since our inception from investing the net proceeds of these financings.

We have used $144.6 million of cash for operating activities from our inception through March 31, 2006. Net cash used to fund our operating activities for the three months ended March 31, 2005 and 2006 was $5.4 million and $5.1 million, respectively.

Net cash used in investing activities for the three months ended March 31, 2005 was $35.6 million and consisted primarily of purchases of investments in marketable securities, partially offset by the proceeds from maturities of investments in marketable securities. Net cash provided by investing activities for the three months ended March 31, 2006 was $9.1 million and consisted primarily of proceeds from maturities of investments in marketable securities, partially offset by the purchase of investments in marketable securities.

Net cash provided by financing activities for the three months ended March 31, 2005 was $48.9 million and consisted of the net proceeds of the March 2005 sale of Preferred Stock, which was exchanged to common stock in May 2005. Net cash provided by financing activities for the three months ended March 31, 2006 was $2,000 and consisted of proceeds from the issuance of common stock associated with stock options exercised by our employees.

Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents, and investments in marketable securities will be adequate to satisfy our capital needs through at least 12 months from the date of this filing, and potentially through the end of 2007. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We anticipate continuing our current development programs and/or beginning other long-term development projects involving our product candidates. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. Therefore, we may need to obtain additional funds from outside sources to continue research and development activities, fund operating expenses, pursue regulatory approvals and build sales and marketing capabilities, as necessary. However, our actual capital requirements will depend on many factors, including:

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

Obligations and Commitments

The following table shows our contractual obligations and commitments as of March 31, 2006.

	April 1, 2006 to March 31, 2007	April 1, 2007, to March 31, 2009	April 1, 2009 to March 31, 2011	After April 1, 2011	Total
Operating lease obligations	$746,560	$1,255,222	$56,506	$—	$2,058,288
Contingent payment obligations	550,000				550,000
License agreement obligations	500,000	1,000,000	500,000	—	2,000,000
Purchase obligations	2,000,000	8,500,000	10,000,000	20,000,000	40,500,000
Total obligations	$3,796,560	$10,755,222	$10,556,506	$20,000,000	$45,108,288

Operating lease obligations represent future minimum rental commitments for non-cancelable operating leases for our facilities and certain office equipment, net of $188,000 of remaining sublease payments on excess space in our corporate offices.

Contingent payment obligations represent a potential milestone payment that may be required under the terms of an agreement, as amended in March 2006, with a third party to provide certain trial management services in Europe and South America in connection with the ENRICH trial. Under the terms of this amended agreement, we are required to pay this third party approximately $550,000 if a certain patient enrollment milestone is achieved in Europe and South America by July 2006. As of March 31, 2006, we recorded a portion of the $550,000 milestone payment in accrued research and development expenses equal to the number of patients actually enrolled as of March 31, 2006 relative to the patient enrollment milestone in the agreement.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. We base our estimates on historical experience, available information and assumptions that we believe to be reasonable under the circumstances. We apply estimation methodologies consistently from period to period. The actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005. These critical accounting policies are subject to judgments and uncertainties, which affect the application of these policies. We have not made any changes in any of these critical accounting polices during the three months ended March 31, 2006.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) effective January 1, 2006. SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation is measured at grant date, based on the fair value of the award computed using the Black-Scholes option valuation model, and is recognized as expense over the employee requisite service period. Prior to January 1, 2006, we applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation.

We elected to adopt the modified prospective application method as provided by SFAS 123R. Accordingly, during the three months ended March 31, 2006, we recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since January 1, 1996, the effective date of SFAS 123. In accordance with the modified prospective method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

During the three months ended March 31, 2006, we recorded stock-based compensation expense of $481,342 related to stock options, restricted stock and our Employee Stock Purchase Plan. As of March 31, 2006, the unrecorded deferred stock-based compensation expense balance related to these stock-based awards stock options was $4.6 million and will be recognized over an estimated weighted average amortization period of 1.6 years.

Judgments and estimates must be made and used in determining the factors used in calculating the fair value of stock-based awards, including the expected forfeiture rate of our stock-based awards, the expected life of our stock-based awards, and the expected volatility of our stock price.

The adoption of SFAS 123R during the first quarter of fiscal year 2006 had a material impact on our net loss and net loss per share. For more information on stock-based compensation expense during the three months ended March 31, 2006, refer to Note 3 “Stock-Based Compensation” of the Notes to our Financial Statements included in Item 1 of this quarterly report. We expect that our adoption of SFAS 123R will have a material impact on our future financial statements and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, cash equivalents, short-term and long-term investments in marketable securities, and accounts payable. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The average duration of the issues in our portfolio as of March 31, 2006 is approximately four months. As of March 31, 2006, our investments in marketable securities of $42.0 million are all classified as held-to-maturity and were held in a variety of interest-bearing instruments, consisting mainly of high-grade corporate notes.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (the “Evaluating Officers”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, our management, including the Evaluating Officers, concluded that our disclosure controls and procedures were effective as of March 31, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Evaluating Officers, as appropriate, to allow timely decisions regarding required disclosure.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

The Company and one of its former officers were named as defendants in a purported securities class action lawsuit filed in May 2004 in the United States District Court for the District of Colorado (the “District Court”). An amended complaint was filed in August 2004. The lawsuit was brought on behalf of a purported class of purchasers of our securities during the period from May 29, 2003 to April 29, 2004, and sought unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN during this period and subsequent declines in our stock price. On October 20, 2005, the District Court granted the defendants’ motion to dismiss the lawsuit with prejudice. In an opinion dated October 20, 2005, the District Court concluded that the plaintiff’s complaint failed to meet the legal requirements applicable to its alleged claims.

On November 20, 2005, the plaintiff appealed the District Court’s decision to the U.S. Court of Appeals for the Tenth Circuit (the “Court of Appeals”). We believe the plaintiff’s claims are without merit, and intend to vigorously defend against the plaintiff’s appeal. However, as with any litigation proceeding, we cannot predict with certainty the eventual outcome of the litigation. If the Court of Appeals reverses the District Court’s decision and we are not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. This lawsuit has been tendered to our insurance carriers.

ITEM 1A.                                            RISK FACTORS

An investment in our common stock is risky. Stockholders and potential investors in shares of our stock should carefully consider the following risk factors, which hereby update those risks contained in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005, in addition to other information and risk factors in this Report. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of the Company. We are relying upon the safe harbor for all forward-looking statements in this Report, and any such statements made by or on behalf of the Company are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Report.

We have a history of net losses and an accumulated deficit, and we may never achieve or maintain revenue or profitability in the future.

We have never generated revenue from product sales and have experienced significant net losses since our inception in 1992. To date, we have financed our operations primarily through the private sale of securities and our initial public offering of common stock in March 2000. For the three months ended March 31, 2006, we had a net loss of $7.1 million. As of March 31, 2006, we have accumulated a deficit of $185.4 million during our development stage. We have incurred these net losses principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue incurring net losses for the foreseeable future. The presence and size of these potential net losses will depend, in large part, on if and when we obtain regulatory approval in the United States or Europe to market EFAPROXYN as an adjunct to radiation therapy for the treatment of brain metastases from breast cancer. Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates. We may never generate revenue from product sales or become profitable. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. We may not be able to continue as a going concern if we are unable to generate meaningful amounts of revenue to support our operations or cannot otherwise raise the necessary funds to support our operations.

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

A pharmaceutical product cannot be marketed in the United States or most other countries until it has completed a rigorous and extensive regulatory approval process. If we fail to obtain regulatory approval to market our product candidates, we will be unable to sell our products and generate revenue, which would jeopardize our ability to continue operating our business. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. We may not obtain regulatory approval for any product candidates we develop, including EFAPROXYN and PDX, or we may not obtain regulatory review of such product candidates in a timely manner. For a more complete description of the regulatory approval process and related risks, please refer to the “Government Regulation” section of Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities abroad. The number and design of clinical trials that will be required varies depending on the product candidate, the condition being evaluated, the trial results and regulations applicable to any particular product candidate. For example, based on the interim results from the Phase 1/2 study of PDX in patients with NHL that is currently ongoing at Memorial Sloan Kettering Cancer Center, we plan to initiate a Phase 2 open-label, multi-center study of PDX in patients with relapsed or refractory PTCL. Given the aggressive nature of PTCL, the absence of an approved agent in this setting and the relative size of other Phase 2 studies that have supported marketing approval for other niche hematology drugs, such as nelarabine, we believe this Phase 2 trial, if sufficiently positive, may provide the basis to obtain marketing approval for PDX in this indication. However, we cannot assure you that the design of, or data collected from this Phase 2 trial, or any of our other current or future clinical trials, we be sufficient to support FDA or any foreign regulatory approval. This Phase 2 trial may not demonstrate the safety and efficacy of PDX for the treatment of PTCL, or we may be required to conduct additional trials to support regulatory approval of PDX in this indication.

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

We do not know when our current clinical trials, including ENRICH, will be completed, if at all. We also cannot accurately predict when other planned clinical trials, including our planned Phase 2 trial of PDX in patients with relapsed or refractory PTCL, will begin or be completed. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs approved for the conditions we are investigating. Other companies are conducting clinical trials and have announced plans for future trials that are seeking or likely to seek patients with the same diseases as those we are studying. Competition for patients in some cancer trials is particularly intense because of the limited number of leading specialist physicians and the geographic concentration of major clinical centers.

As a result of the numerous factors which can affect the pace of progress of clinical trials, our trials may take longer to enroll patients than we anticipate, if they can be completed at all. Delays in patient enrollment in the trials may increase our costs and slow our product development and approval process. Our product development costs will also increase if we need to perform more or larger clinical trials than planned. If other companies’ product candidates show favorable results, we may be required to conduct additional clinical trials to address changes in treatment regimens or for our products to be commercially competitive. Any delays in completing our clinical trials will delay our ability to generate revenue from product sales, and we may have insufficient capital resources to support our operations. Even if we do have sufficient capital resources, our ability to become profitable will be delayed.

We may be required to suspend, repeat or terminate our clinical trials, including ENRICH, if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.

Clinical trials must be conducted in accordance with the FDA’s Good Clinical Practices and are subject to oversight by the FDA and Institutional Review Boards at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under the FDA’s Good Manufacturing Practices, and may require large numbers of test subjects. Clinical trials may be suspended by the FDA or us at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the conduct of these trials.

Even if we achieve positive interim results in clinical trials, these results do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory clearances, and the FDA can request that we conduct additional clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. As a result, there can be no assurance that our ENRICH trial or Phase2 trial of PDX in patients with relapsed or refractory PTCL, will achieve their primary endpoints. In addition, negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or terminated. Also, failure to construct clinical trial protocols to screen patients for risk profile factors relevant to the trial for purposes of segregating patients into the patient populations treated with the drug being tested and the control group could result in either group experiencing a disproportionate number of adverse events and could cause a clinical trial to be repeated or terminated. If we have to conduct additional clinical trials, whether for EFAPROXYN, PDX or any other product candidate, it would significantly increase our expenses and delay marketing of our products.

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

Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA or their advisors may disagree with our interpretations of data from preclinical studies and clinical trials. Regulatory agencies also may approve a product candidate for fewer conditions than requested or may grant approval subject to the performance of post-marketing studies for a product candidate. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

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

Furthermore, as with any pharmaceutical company, our patent and other proprietary rights are subject to uncertainty. Our patent rights related to our product candidates might conflict with current or future patents and other proprietary rights of others. For the same reasons, the products of others could infringe our patents or other proprietary rights. Litigation or patent interference proceedings, either of which could result in substantial costs to us, may be necessary to enforce any of our patents or other proprietary rights, or to determine the scope and validity or enforceability of other parties’ proprietary rights. The defense and prosecution of patent and intellectual property infringement claims are both costly and time consuming, even if the outcome is favorable to us. Any adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease selling our future products. We are not currently a party to any patent or other intellectual property infringement claims.

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

Even if we obtain approval to market EFAPROXYN in one or more indications, our current or future manufacturers may be unable to accurately and reliably manufacture commercial quantities of EFAPROXYN at reasonable costs, on a timely basis and in compliance with the FDA’s current Good Manufacturing Practices. If our current or future contract manufacturers fail in any of these respects, our ability to timely complete our clinical trials, obtain required regulatory approvals and successfully commercialize EFAPROXYN will be materially and adversely affected.

Our reliance on contract manufacturers exposes us to additional risks, including:

•                  delays or failure to manufacture sufficient quantities needed for clinical trials in accordance with our specifications or to deliver such quantities on the dates we require;

•                  our current and future manufacturers are subject to ongoing, periodic, unannounced inspections by the FDA and corresponding state and international regulatory authorities for compliance with strictly enforced current Good Manufacturing Practice regulations and similar foreign standards, and we do not have control over our contract manufacturers’ compliance with these regulations and standards;

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

We are a small company with 56 full-time employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions and scientists. Competition for personnel and academic collaborations is intense. In particular, our product development programs depend on our ability to attract and retain highly skilled clinical development personnel. In addition, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or maintain our relationships with academic institutions and scientists. If we fail to negotiate additional acceptable collaborations with academic institutions and scientists, or if our existing academic collaborations were to be unsuccessful, our product development programs may be delayed.

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

Warburg Pincus Private Equity VIII, L.P. (“Warburg”) controls a substantial percentage of the voting power of our outstanding common stock.

On March 2, 2005, we entered into a Securities Purchase Agreement with Warburg Pincus Private Equity VIII, L.P. (“Warburg”) and certain other investors pursuant to which we issued and sold an aggregate of 2,352,443 shares of our Series A Exchangeable Preferred Stock (the “Exchangeable Preferred”) at a price per share of $22.10, for aggregate gross proceeds of approximately $52.0 million. On May 18, 2005, at our Annual Meeting of Stockholders, our stockholders voted to approve the issuance of shares of our common stock upon exchange of shares of the Exchangeable Preferred. As a result of such approval, we issued a total of 23,524,430 shares of common stock upon exchange of 2,352,443 shares of Exchangeable Preferred (the “Share Exchange”). As of March 31, 2006 we have approximately 55.4 million shares of common stock outstanding. Warburg owns approximately 22.6 million shares of our common stock, or 41% of the voting power of our outstanding common stock as of March 31, 2006. As a result, Warburg is able to exercise substantial influence over any actions requiring stockholder approval. However, in connection with its purchase of the Exchangeable Preferred, Warburg entered into a standstill agreement agreeing not to pursue, for four years, certain activities the purpose or effect of which may be to change or influence the control of Allos.

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

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:

•      authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares or change the balance of voting control and thwart a takeover attempt;

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

In May 2003, our board of directors adopted a stockholder rights plan that may have the effect of discouraging, delaying or preventing a merger or acquisition of us that is beneficial to our stockholders by diluting the ability of a potential acquirer to acquire us. Pursuant to the terms of our plan, when a person or group, except under certain circumstances, acquires 15% or more of our outstanding common stock or 10 business days after announcement of a tender or exchange offer for 15% or more of our outstanding common stock, the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 15% or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. Because the potential acquirer’s rights would not become exercisable for our shares of common stock at a discount, the potential acquirer would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquirer from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

Because Warburg owns a substantial percentage of our outstanding common stock, we amended the stockholder rights plan in connection with Warburg’s purchase of the Exchangeable Preferred to provide that Warburg and its affiliates will be exempt from the stockholder rights plan, unless Warburg and its affiliates become, without our prior consent, the beneficial owner of more than 44% of our common stock. Under the stockholder rights plan, our Board of Directors has express authority to amend the rights plan without stockholder approval.

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

In addition, the stock market in general, the Nasdaq National Market and the market for technology companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of biotechnology and life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources.

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

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, our operating results for the first quarter of 2006 and for future periods will contain a charge for stock-based compensation related to employee stock options and employee stock purchases. The application of SFAS 123R requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and other relevant accounting pronouncements using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

ITEM 6.                  EXHIBITS

31.1                           Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)

31.2                           Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)

32.1                           Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2006	ALLOS THERAPEUTICS, INC.
/s/ Paul L. Berns
Paul L. Berns
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David C. Clark
David C. Clark
Corporate Controller and Treasurer
(Principal Financial and Accounting Officer)