Form 10-Q
period 2006-09-30
ALLOS THERAPEUTICS INC
filed 2006-11-03
CIK 1097264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006.

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
Yes ☐  No ☒

As of October 31, 2006, there were 55,873,699 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

This quarterly report on Form 10-Q consists of 38 pages.

ALLOS THERAPEUTICS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I. Financial Information
ITEM 1.	Financial Statements (unaudited)
Balance Sheets — as of December 31, 2005 and September 30, 2006

Statements of Operations — for the three and nine months ended September 30, 2005 and 2006 and the cumulative period from September 1, 1992 (date of inception) through September 30, 2006

Statements of Cash Flows — for the nine months ended September 30, 2005 and 2006 and the cumulative period from September 1, 1992 (date of inception) through September 30, 2006

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.

BALANCE SHEETS

(unaudited)

	December 31,	September 30,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,224,634	$4,229,874
Restricted cash	550,000	366,667
Short-term investments in marketable securities	50,931,466	33,600,443
Prepaid research and development expenses	222,473	776,213
Prepaid expenses and other assets	338,393	493,504
Total current assets	56,266,966	39,466,701
Long-term investments in marketable securities	125,872	—
Property and equipment, net	687,728	657,580
Other assets	—	49,247
Total assets	$57,080,566	$40,173,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$365,212	$455,557
Accrued liabilities	3,424,904	5,715,831
Total current liabilities	3,790,116	6,171,388
Commitments and contingencies (See Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,000,000 shares designated from authorized preferred stock; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 55,078,969 and 55,649,146 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	55,079	55,649
Additional paid-in capital	231,582,277	234,435,980
Deficit accumulated during the development stage	(178,346,906)	(200,489,489)
Total stockholders’ equity	53,290,450	34,002,140
Total liabilities and stockholders’ equity	$57,080,566	$40,173,528

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from September 1, 1992 (date of inception) through September 30,
	2005	2006	2005	2006	2006

Operating expenses:
Research and development	$3,000,993	$4,210,051	$7,969,922	$10,970,548	$104,503,499
Clinical manufacturing	306,508	485,855	934,246	1,438,294	28,219,082
Marketing, general and administrative	2,005,397	3,895,094	6,813,021	10,559,612	78,841,866
Restructuring and separation costs	—	—	380,086	645,666	1,663,821

Total operating expenses	5,312,898	8,591,000	16,097,275	23,614,120	213,228,268

Loss from operations	(5,312,898)	(8,591,000)	(16,097,275)	(23,614,120)	(213,228,268)
Gain on settlement claims	—	—	—	—	5,110,083
Interest and other income, net	521,637	479,685	1,238,214	1,471,537	17,865,160

Net loss	(4,791,261)	(8,111,315)	(14,859,061)	(22,142,583)	(190,253,025)

Dividend related to beneficial conversion feature of preferred stock	—	—	(623,489)	—	(10,236,464)

Net loss attributable to common stockholders	$(4,791,261)	$(8,111,315)	$(15,482,550)	$(22,142,583)	$(200,489,489)

Basic and diluted net loss per share	$(0.09)	$(0.15)	$(0.36)	$(0.40)

Weighted average shares outstanding: basic and diluted	55,015,757	55,196,369	43,045,637	55,126,488

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,		Cumulative Period From September 1, 1992 (date of inception) through
	2005	2006	September 30, 2006
Cash Flows From Operating Activities:
Net loss	$(14,859,061)	$(22,142,583)	$(190,253,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	318,918	232,381	3,007,394
Stock-based compensation expense	474,071	2,659,884	24,703,977
Write-off of long-term investment	—	—	1,000,000
Other	—	—	99,121
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(167,043)	(758,098)	(1,308,964)
Interest receivable on investments	(446,212)	203,686	(409,748)
Accounts payable	(147,922)	90,345	455,557
Accrued liabilities	1,048,849	2,290,927	5,715,831
Net cash used in operating activities	(13,778,400)	(17,423,458)	(156,989,857)
Cash Flows From Investing Activities:
Acquisition of property and equipment	(86,569)	(202,233)	(3,410,968)
Purchases of marketable securities	(63,111,282)	(26,746,791)	(419,543,472)
Proceeds from sales of marketable securities	29,804,925	44,000,000	386,352,777
Purchase of long-term investment	—	—	(1,000,000)
Payments received on notes receivable	—	—	49,687
Net cash provided by (used in) investing activities	(33,392,926)	17,050,976	(37,551,976)
Cash Flows From Financing Activities:
Principal payments under capital leases	—	—	(422,088)
Proceeds from sales leaseback	—	—	120,492
Release (pledge) of restricted cash	—	183,333	(366,667)
Proceeds from issuance of convertible preferred stock, net of issuance costs	48,839,831	—	89,125,640
Proceeds from issuance of common stock associated with stock options and employee stock purchase plan	156,531	194,389	1,419,718
Proceeds from issuance of common stock, net of issuance costs	—	—	108,894,612
Net cash provided by financing activities	48,996,362	377,722	198,771,707
Net increase in cash and cash equivalents	1,825,036	5,240	4,229,874
Cash and cash equivalents, beginning of period	1,108,726	4,224,634	—
Cash and cash equivalents, end of period	$2,933,762	$4,229,874	$4,229,874
Supplemental Schedule of Cash and Non-cash Operating and Financing Activities:
Cash paid for interest	$—	$—	$1,033,375
Issuance of stock in exchange for license agreement	—	—	40,000
Capital lease obligations incurred for acquisition of property and equipment	—	—	422,088
Issuance of stock in exchange for notes receivable	—	—	139,687
Conversion of preferred stock to common stock	$48,839,831	$—	$89,125,640

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
 NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.             Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2005 for a broader discussion of our business and the opportunities and risks inherent in such business.

Since our inception in 1992, we have not generated any revenue and our activities have consisted primarily of developing products, licensing products, raising capital and recruiting personnel. Accordingly, we are considered to be in the development stage as of September 30, 2006 as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

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

Based upon the current status of our product development plans, we believe that our existing cash, cash equivalents, and investments in marketable securities will be adequate to satisfy our capital needs through at least the third quarter of 2007.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.  We anticipate continuing our current development programs and beginning other long-term development projects involving our product candidates. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. Therefore, we may need to obtain additional funds from outside sources to continue research and development activities, fund operating expenses, pursue regulatory approvals and build sales and marketing capabilities, as necessary.  Our actual capital requirements will depend on many factors, including:

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

We will be required to raise additional capital to support our future operations, including the potential commercialization of any of our product candidates, including EFAPROXYN and PDX.  We may seek to obtain this additional capital through arrangements with corporate partners, equity or debt financings, or from other sources.  Such arrangements, if successfully consummated, may be dilutive to our existing stockholders.  However, there is no assurance that we will be successful in consummating any such arrangements. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. If we are unable to generate meaningful amounts of revenue from future product sales, if any, or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our business and future prospects for revenue and profitability may be harmed.

2.             Accounts Payable and Accrued Liabilities

Accounts payable are comprised of the following:

	December 31, 2005	September 30, 2006
Trade accounts payable	$352,266	$368,057
Related parties	12,946	87,500
	$365,212	$455,557

Accrued liabilities are comprised of the following:

	December 31, 2005	September 30, 2006
Accrued research and development expenses	$1,570,534	$2,758,335
Accrued restructuring and separation costs	208,786	558,672
Accrued personnel costs	1,201,821	1,344,185
Accrued clinical manufacturing expenses	165,479	402,709
Accrued expenses — other	278,284	651,930
	$3,424,904	$5,715,831

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

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. We applied the provisions of SAB 107 in connection with our adoption of SFAS 123R. We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, we provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures. The following table illustrates the pro forma effect on net loss attributable to common stockholders and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net loss attributable to common stockholders, as reported	$(4,791,261)	$(15,482,550)
Add: Stock-based employee compensation expense included in reported net loss	3,789	471,741
Deduct: Stock-based employee compensation expense as determined under the fair value based method for all awards	(279,139)	(1,475,303)
Pro forma net loss attributable to common stockholders	$(5,066,611)	$(16,486,112)
Net loss per share: basic and diluted — as reported	$(0.09)	$(0.36)
Net loss per share: basic and diluted — pro forma	$(0.09)	$(0.38)

The following weighted-average assumptions were used in estimating the pro forma stock-based compensation expense under SFAS 123 for the three and nine months ended September 30, 2005: an expected dividend yield of 0%; an expected stock price volatility of 82% and 84%, respectively; an expected life of 5.0 and 4.2 years, respectively; and a risk free interest rate of 4.1 and 3.8%, respectively.

Impact of the adoption of SFAS 123R

In accordance with the modified prospective transition method of SFAS 123R, we recognized total stock-based compensation expense of $974,712 and $2,659,884 during the three and nine months ended September 30, 2006, respectively.  We did not recognize a related tax benefit during the three and nine months ended September 30, 2006 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of September 30, 2006.  Had we recognized equity-based compensation in accordance with the provisions of APB 25 and related Interpretations instead of SFAS 123R for the three and nine months ended September 30, 2006, stock-based compensation expense would have been reduced by $941,379 and $2,218,754, respectively, and our net loss per share would have been reduced by $0.02 and $0.04, respectively, on a basic and fully-diluted basis.  The following table summarizes the components of stock-based compensation expense for the nine months ended September 30, 2006, and our unrecognized compensation expense as of September 30, 2006, net of estimated forfeitures, including the weighted-average years over which the compensation expense will be recognized:

	Outstanding and unvested	Stock-based awards during the nine months ended September 30, 2006:
	awards at December 31, 2005	Stock Options	Modification of Stock Options	Restricted Stock	Employee Stock Purchase Plan	Total
Total Fair Value of Awards	$805,652	$4,764,812	$441,129	$1,286,300	$53,946	$7,351,839
Less: Estimated Forfeitures over Expected Life of Award	(129,710)	(419,060)	—	—	—	(548,770)
Compensation Expense of Awards, net of estimated forfeitures	675,942	4,345,752	441,129	1,286,300	53,946	6,803,069
Less: Compensation Expense recognized for the nine months ended September 30, 2006	(388,672)	(1,469,047)	(441,129)	(334,062)	(26,974)	(2,659,884)
Unrecognized Compensation Expense as of September 30, 2006	$287,270	$2,876,705	$—	$952,238	$26,972	$4,143,185
Weighted-Average Remaining Amortization Period (Years)	1.3	1.5	—	1.7	1.0	1.5

Outstanding and Unvested Stock-Based Awards as of December 31, 2005

For stock-based awards that were outstanding and unvested as of December 31, 2005, we had an unrecorded deferred stock-based compensation balance of $805,652, as calculated under the provisions of SFAS 123 for purposes of pro forma disclosures. In our pro forma disclosures prior to the adoption of SFAS 123R, we accounted for forfeitures upon occurrence. SFAS 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.  Accordingly, as of January 1, 2006, we estimated that the stock-based compensation for the awards not expected to vest was $129,710, and therefore, the unrecorded deferred stock-based compensation balance related to stock options outstanding and unvested as of December 31, 2005 was adjusted to $675,942 after estimated forfeitures. During the three and nine months ended September 30, 2006, we recorded stock-based compensation related to these awards of $108,392 and $388,672, respectively.  As of September 30, 2006, the unrecorded deferred stock-based compensation balance related to outstanding and unvested stock options as of December 31, 2005 was $287,270 and will be recognized over an estimated weighted-average amortization period of 1.3 years.

Stock-Based Awards granted and modified during the nine months ended September 30, 2006

During the nine months ended September 30, 2006, we granted 2,657,343 stock options with an estimated total grant-date fair value of $4,764,812.  Of this amount, we estimated that the stock-based compensation for the awards not expected to vest was $419,060.   During the three and nine months ended September 30, 2006, we recorded stock-based compensation related to these awards of $657,116 and $1,469,047, respectively.  As of September 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $2,876,705 and will be recognized over an estimated weighted-average amortization period of 1.5 years.

During the nine months ended September 30, 2006, we entered into a Separation Agreement with our former President and Chief Executive Officer, Michael E. Hart, and we entered into a consulting agreement with a former member of our Board of Directors, Dr. Marvin E. Jaffe (these arrangements are described in more detail in Note 7 below).  Pursuant to these arrangements, the exercise periods of certain stock options held by Mr. Hart and Dr. Jaffe were extended as a result of their consulting relationships and were deemed modified for accounting purposes.  We have accounted for the modifications to these options in accordance with SFAS 123R and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and recorded a one-time stock-based compensation charge of $441,129 during the nine months ended September 30, 2006.

Valuation Assumptions

For stock options granted during the nine months ended September 30, 2006, the majority vest according to the following schedule: 25% of the shares subject to the award vest one year after the date of grant, and the remaining 75% of the shares subject to the award vest in equal monthly installments thereafter over the next three years, until all such shares are vested and exercisable. Any unearned stock-based compensation calculated according to SFAS 123R is expensed over the vesting period of the individual options in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans (“FIN 28”). The weighted-average grant-date fair value of stock options, as determined under SFAS 123R, granted during the three and nine months ended September 30, 2006 was $2.48 and $1.79 per share, respectively.  The fair value of stock options granted to our employees during the three and nine months ended September 30, 2006 was estimated on the date of each grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

•                  An expected dividend yield of 0% as we do not expect to pay dividends during the expected life of these awards;

•                  An expected stock price volatility of 81% determined using our historical stock volatility over the period equal to the expected life of each award;

•                  An expected life of 4.0 and 3.9 years, respectively, determined by factoring the different vesting periods of each award in combination with our employees’ expected exercise behavior; and

•                  A risk-free interest rate of 4.7% based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of each award.

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

During 2000, concurrent with our initial public offering, the Board of Directors suspended the 1995 Plan and adopted the Allos Therapeutics, Inc. 2000 Stock Incentive Compensation Plan (the “2000 Plan”). The 2000 Plan provides for the granting of stock options similar to the terms of the 1995 Plan as described above. Any shares remaining for future option grants and any future cancellations of options from our 1995 Plan will be available for future grant under the 2000 Plan. Suspension of the 1995 Plan had no effect on the options outstanding under the 1995 Plan. Under the 2000 Plan, we are authorized to increase the number of shares of common stock that shall be available annually on the first day of each fiscal year beginning in 2001 in an amount equal to the lesser of 440,000 shares or 2% of the adjusted average common shares outstanding used to calculate fully diluted earning per share as reported in our Annual Report to Stockholders for the preceding year, or alternatively, by any lesser amount determined by our Board of Directors. On December 21, 2005, our stockholders approved an amendment and restatement of the 2000 Plan to: (i) increase the aggregate number of shares of common stock authorized for issuance under the 2000 Plan by 3,500,000 shares and (ii) provide that the number of shares of common stock that may be granted under the 2000 Plan to any one employee during any calendar year cannot exceed 2,000,000 shares.  The 2000 Plan will terminate on March 21, 2010.

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

As of September 30, 2006, we had a total of 3,819,620 shares of common stock available for grant under the 2000, 2002 and 2006 Plans.  The 1995, 2000, 2002 and 2006 Plans provide for appropriate adjustments in the number of shares reserved and outstanding options in the event of certain changes to our outstanding common stock by reason of merger, recapitalization, stock split or other similar events. Options granted under the Plans may be exercised for a period of not more than 10 years from the date of grant or any shorter period as determined by our Board of Directors. Options vest as determined by the Board of Directors, generally over a period of two to four years, subject to acceleration under certain events. The exercise price of any incentive stock option granted under the Plans must equal or exceed the fair market value of our common stock on the date of grant, or 110% of the fair market value per share in the case of a 10% or greater stockholder.

The following table summarizes our stock option activity and related information for the 1995, 2000, 2002 and 2006 Plans as of and for the nine months ended September 30, 2006:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	3,944,375	$3.87
Granted	2,657,343	2.93
Exercised	(107,372)	1.55
Canceled	(288,839)	4.46
Outstanding at September 30, 2006	6,205,507	$3.48

The following table summarizes information about outstanding stock options that are fully vested and currently exercisable, and outstanding stock options that are expected to vest in the future:

	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value
As of September 30, 2006:
Options fully vested and exercisable	3,137,929	5.7	$4.03	$2,455,779
Options expected to vest, including effects of expected forfeitures	2,742,748	9.2	$2.93	2,530,105
Options fully vested and expected to vest	5,880,677	7.3	$3.52	$4,985,884

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our closing stock price of $3.77 as of September 30, 2006, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.  The total number of in-the-money options exercisable as of September 30, 2006 was 1,742,001.  The total fair value of options vested during the three months ended September 30, 2006 was approximately $149,000.

The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $27,019 and $200,678, respectively.  The total cash received from employees as a result of employee stock option exercises during the three and nine months ended September 30, 2006 was $83,824 and $166,155, respectively.  We settle employee stock option exercises with newly issued common shares.  No tax benefits were realized by us in connection with these exercises during the three and nine months ended September 30, 2006 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of September 30, 2006.  No stock compensation expense was capitalized on the Balance Sheet as of September 30, 2006.

Restricted Stock

During the three and nine months ended September 30, 2006, we granted 0 and 410,000 shares of restricted stock, respectively.  The shares of restricted stock will vest in four equal annual installments.  As of September 30, 2006, 410,000 shares of restricted stock were outstanding and no shares were vested.  The weighted-average grant-date fair value per share for restricted stock awards granted during the nine months ended September 30, 2006 was equal to $3.14 per share and was based on the closing market price of the Company’s common stock on the grant dates of the awards.

Employee Stock Purchase Plan

On February 28, 2001, our Board of Directors approved the Allos Therapeutics, Inc. 2001 Employee Stock Purchase Plan (“Purchase Plan”), which was also approved by our stockholders on April 17, 2001. Under the Purchase Plan, we are authorized to issue up to 2,500,000 shares of common stock to qualified employees. Qualified employees can choose to have up to 10 percent of their annual base earnings withheld to purchase shares of our common stock during each offering period. The purchase price of the common stock is 85% of the lower of the fair market value of a share of common stock on the first day of the offering or the fair market value of a share of common stock on the last day of the purchase period. We sold 32,189, 36,393, 26,675 and 15,346 shares of common stock to employees in 2003, 2004, 2005, and during the nine months ended September 30, 2006, respectively.  There were 2,352,726 shares available for sale under the Purchase Plan at

September 30, 2006. The Purchase Plan will terminate on February 27, 2011.  We recognized stock-based compensation expense in connection with the Purchase Plan for the three and nine months ended September 30, 2006 of $12,939 and $26,974 respectively. The weighted-average estimated grant date fair value of purchase awards under the Purchase Plan during the three and nine months ended September 30, 2006 was $0.96 per share, and was determined using the following weighted-average assumptions: an expected dividend yield of 0%; an expected stock price volatility of 46%; an expected life of 1.0 year; and a risk-free interest rate of 4.7%.

4.             Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period and diluted net loss per share is computed by giving effect to all dilutive potential common stock, including options, restricted stock, shares to be issued under our employee stock purchase plan, and warrants.

Diluted net loss per share for all periods presented is the same as basic net loss per share because the potential common shares were anti-dilutive due to our net loss. Anti-dilutive common shares not included in the calculation of diluted shares outstanding, using the treasury stock method, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Common stock options	271,479	1,399,269	263,008	924,457
Restricted stock	—	410,000	—	410,000
Employee stock purchase plan	1,973	7,950	1,869	6,320
Common stock warrants	—	249,845	—	72,775
	273,452	2,067,064	264,877	1,413,552

5.             Restructuring and Separation Costs

In January 2005, we executed agreements to sublease approximately three-quarters of the 12,708 square feet of excess space in our corporate offices located in Westminster, Colorado. The term of each sublease agreement is through the term of our office lease, or October 31, 2008. The total rental payments to us under the sublease agreements are approximately $230,000. Because our obligations under our primary lease were in excess of the sum of the actual and expected sublease rental payments for this excess space, we recorded a lease abandonment charge of $380,086 during the nine months ended September 30, 2005. As of September 30, 2006, the remaining liability of $134,685 relating to this lease abandonment charge is recorded in accrued restructuring and separation costs.

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

Pursuant to the Separation Agreement, Mr. Hart is entitled to certain payments and benefits from the Company, including but not limited to the following:

•                  a lump sum payment equal to $181,250, which was paid on September 11, 2006, minus applicable deductions and withholdings;

•                  an amount equal to $362,500 payable over the twelve month period from September 11, 2006 to September 11, 2007, minus applicable deductions and withholdings;

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

•                  continued vesting of his stock options granted prior to March 3, 2006 for a period of one year following his termination of employment, which options will remain exercisable, subject to the terms of his consulting agreement with the Company (as described in Note 7 below), until ninety days following the termination of his consulting relationship with the Company; provided that in no event will Mr. Hart’s options issued under the Company’s 1995 Stock Option Plan remain exercisable beyond December 31, 2006; and

•                  up to $20,000 of outplacement assistance during the period from March 10, 2006 to March 10, 2007.

We recorded separation costs of $645,666 during the nine months ended September 30, 2006 relating to our estimate of our total obligations under the Separation Agreement with Mr. Hart.  During the nine months ended September 30, 2006, the Company has made payments to Mr. Hart under the Separation Agreement of $221,679.  As of September 30, 2006, the remaining liability of $423,987 relating to the Separation Agreement with Mr. Hart is recorded in accrued restructuring and separation costs.

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

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, under which we obtained exclusive worldwide rights to several patents and equivalent foreign patent applications to develop and market any product derived from PDX in connection with all diagnostic and therapeutic uses, including human and veterinary diseases.  Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and are also required to make certain additional cash payments based upon the achievement of certain clinical development or regulatory milestones or the passage of certain time periods.  To date, we have made aggregate milestone payments of $1.0 million based on the passage of time.  In the future, we could make aggregate milestone payments of $2.0 million upon the earlier of achievement of a clinical development milestone or the passage of certain time periods (the “Clinical Milestone”), and up to $10 million upon achievement of certain regulatory milestones, including regulatory approval to market PDX in the United States or Europe.  The next scheduled payment of $500,000 toward the Clinical Milestone is due in December 2006.  This and subsequent payments will be expensed as incurred.  Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities.  In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.  As of September 30, 2006, no royalty payments have been made or accrued.

In December 2004, we entered into an agreement with the University of Colorado Health Sciences Center, the University of Salford and Cancer Research Technology, under which we obtained exclusive worldwide rights to certain intellectual property surrounding a proprietary molecule known as RH1. Under the terms of the agreement, we paid an up-front license fee of $190,500 upon execution of the agreement and are also required to make certain additional cash payments based upon the achievement of certain clinical development, regulatory and commercialization milestones.  To date, we have not made any milestone payments under the agreement.  In the future, we could make aggregate milestone payments of up to $9.2 million upon the achievement of the clinical development, regulatory and commercialization milestones set forth in the agreement.  The up-front license fee and all milestone payments under the agreement, as well as the one-time data option fee discussed below, have been or will be recorded to research and development expense when incurred.  Under the terms of the agreement and related data option agreement, Cancer Research UK, CRT’s parent institution, will continue to support an ongoing Phase 1 dose escalation study, and we will have the right to obtain an exclusive license to the results of the study, for use in subsequent development and regulatory activities, upon payment of a one-time data option fee of $360,000.  Upon completion of the Phase 1 study, we will assume responsibility for all future development costs and activities and will have sole responsibility for all commercialization activities.  In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.  As of September 30, 2006, no royalty payments have been made or accrued.

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

On November 20, 2005, the plaintiff appealed the District Court’s decision to the U.S. Court of Appeals for the Tenth Circuit (the “Court of Appeals”).    In October 2006, the parties held discussions to settle the matter, although the terms of any such potential settlement remain subject to negotiation and no binding agreement has been reached.  A settlement would be subject to various conditions, including approval of the District Court.  We expect that any settlement in excess of our deductible would be covered by our insurance carrier. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of our settlement discussions or the legal proceedings.  In the event a settlement is not concluded, we intend to vigorously defend against the plaintiff’s appeal.  If the Court of Appeals reverses the District Court’s decision and we are not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers.  Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.  As of September 30, 2006, we have recorded $270,000 in accrued liabilities, which represents the remaining unpaid deductible under our insurance policy.

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners, contractors, clinical sites and suppliers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or the use of our product candidates. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The estimated fair value of the indemnification provisions of these agreements is minimal as of September 30, 2006, and accordingly, we have no corresponding liabilities recorded as of September 30, 2006.

7.                                      Related Party Transaction

Marvin E. Jaffe, M.D.

Dr. Jaffe served as a member of our Board of Directors from 1994 to May 10, 2006.  On March 11, 2006, Dr. Jaffe tendered his resignation as a director of the Company effective immediately prior to our 2006 annual meeting of stockholders and notified the Board that he did not intend to stand for reelection. As a result of Dr. Jaffe’s resignation as a director, on May 10, 2006, we entered into a consulting agreement with Dr. Jaffe in order to allow us to retain the benefit of Dr. Jaffe’s knowledge and expertise regarding the Company’s business and the potential clinical development and commercialization strategies for our products (the “Jaffe Consulting Agreement”). Pursuant to the Jaffe Consulting Agreement, Dr. Jaffe has agreed to provide up to 10 hours of consulting service per month as and when requested from time to time by the Company. In connection with the performance of his consulting services, we granted Dr. Jaffe a nonqualified stock option under the Company’s 2000 Stock Incentive Compensation Plan to purchase 20,000 shares of common stock at an exercise price equal to $2.94 per share, which equals the closing sale price of a share of our common stock on the effective date of the Jaffe Consulting Agreement (as reported by the Nasdaq National Market).  This option is subject to the terms and conditions of the 2000 Stock Incentive Compensation Plan and vests in eighteen equal monthly installments commencing July 1, 2006.  Dr. Jaffe is not entitled to any additional compensation or benefits in connection with the performance of his consulting services. The term of the Jaffe Consulting Agreement is from May 10, 2006 to December 31, 2007; provided that it will automatically terminate upon the occurrence of one or more events constituting just cause (as defined in the agreement).

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

8.             Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133 and SFAS No. 140.  SFAS 155 will be effective for the Company beginning in the first quarter of 2007.  SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date.  We are currently assessing the impact of the adoption of SFAS 155 on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently assessing the impact of the adoption of FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  We are currently assessing the impact of the adoption of SFAS 157 on our financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements concerning our projected timelines for the completion of enrollment and announcement of results from our ongoing clinical trials, including our Phase 3 ENRICH trial and our Phase 2 PROPEL  trial of PDX in patients with relapsed or refractory peripheral T-cell lymphoma; the potential for the results of our Phase 3 ENRICH trial or Phase 2 PROPEL trial to support marketing approval of EFAPROXYN or PDX, respectively; other statements regarding our future product development and regulatory strategies, including our intent to develop or seek regulatory approval for our product candidates in specific indications; the ability of our third-party manufacturing parties to support our requirements for drug supply; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements which are other than statements of historical fact.  In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our, or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed under the caption “Risk Factors” in Part II, Item 1A of this quarterly report.  All forward-looking statements included in this report are based on information available to us as of the date hereof and we undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances.

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

The ongoing Phase 3 trial referenced in the FDA’s approvable letter was initiated in February 2004.  In August 2006, we completed enrollment of 368 patients in this pivotal Phase 3 trial, which is called ENRICH (ENhancing whole brain Radiation therapy In patients with breast Cancer and Hypoxic brain metastases).  Patients were enrolled at 78 cancer centers across North America, Europe and South America.  The primary endpoint of the trial will measure the difference in survival between patients receiving WBRT plus supplemental oxygen, with or without EFAPROXYN.  In March 2006, an independent Data Monitoring Committee, or DMC, completed the first planned interim analysis of the primary endpoint, and recommended that the trial continue per the protocol. This first interim review was triggered by the occurrence of 94 patient deaths and was based upon an evaluation of patients randomized through February 14, 2006.  In October 2006, the DMC completed the second planned interim analysis of the primary endpoint, and recommended that the trial continue per the protocol.  The second interim analysis was triggered by the occurrence of 188 patient deaths and was based upon an evaluation of patients randomized through July 31, 2006.  In order to protect the integrity of the trial, the results of the efficacy analyses at the first and second interim analyses were not made available to the Company; however, no major patient safety concerns were identified by the DMC.  We will perform the final analysis of both the primary and secondary endpoints following the occurrence of 281 patient deaths, which we currently expect to occur in mid-2007.  The actual timing of the final analysis may vary based on patient survival rates.

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

Based on the interim results from the Phase 1/2 study of PDX in patients with non-Hodgkin’s lymphoma, in August 2006 we initiated and enrolled the first patient in a Phase 2, non-randomized, open-label study of PDX in patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL.  This trial is called PROPEL (Pralatrexate in patients with Relapsed Or refractory PEripheral T-cell Lymphoma), and will seek to enroll 100 evaluable patients at approximately 35 cancer centers across the United States, Canada and Europe.  We currently expect to complete patient enrollment in this trial by the third quarter of 2008.  In July 2006, we reached agreement with the FDA under the special protocol assessment, or SPA, process on the design of this pivotal Phase 2 trial.  The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, and provides a binding agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA.  However, the SPA agreement is not a guarantee of approval, and we cannot assure you that the design of, or data collected from this Phase 2 trial, will be adequate to demonstrate the safety and efficacy of PDX for the treatment of PTCL, or otherwise be sufficient to support FDA or any foreign regulatory approval.

In July 2006, the FDA awarded orphan drug status to PDX for the treatment of patients with T-cell lymphoma.  The orphan drug designation provides for marketing exclusivity in the United States for seven years following marketing approval by the FDA.

In October 2006, the FDA granted fast track designation to PDX for the treatment of patients with T-cell lymphoma. The fast track program is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.

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

Research and development expenses for the three months ended September 30, 2005 and 2006 were $3.0 million and $4.2 million, respectively.  The $1.2 million increase in research and development expenses for the three months ended September 30, 2006 as compared to the same period in 2005 was primarily due to the following:

•                  $427,000 increase in nonclinical study costs related to PDX;

•                  $267,000 increase in clinical trial costs, primarily due to costs incurred for our PROPEL trial that initiated in the third quarter of 2006;

•                  $223,000 increase in personnel costs, mainly attributable to additional headcount and increases in compensation costs year over year;

•                  $206,000 increase in patent costs for PDX and EFAPROXYN; and

•                  $167,000 increase in non-cash stock-based compensation expense due to the adoption of accounting rules related to stock-based compensation on January 1, 2006.

Research and development expenses for the nine months ended September 30, 2005 and 2006 were $8.0 milllion and $11.0 million, respectively.  The $3.0 million increase in research and development expenses for the nine months ended September 30, 2006 as compared to the same period in 2005 was primarily due to the following:

•                  $1.3 million increase in our clinical trial costs, primarily due to increased patient enrollment in our Phase 3 ENRICH trial and costs incurred for our PROPEL trial;

•                  $615,000 increase in nonclinical study costs related to PDX;

•                  $480,000 increase in non-cash stock-based compensation expense due to the adoption of accounting rules related to stock-based compensation on January 1, 2006; and

•                  $462,000 increase in personnel costs, mainly attributable to additional headcount and increases in compensation costs year over year.

For the fourth quarter of 2006, we expect our research and development expenses to remain relatively stable to the amount recorded for the three months ended September 30, 2006, as an increase in licensing fees relating to a $500,000 milestone payment due in December 2006 under our license agreement for PDX is expected to be offset by a decrease in clinical trial costs for our Phase 3 ENRICH trial due to the completion of patient enrollment in this trial during the third quarter of 2006.

Clinical Manufacturing. Clinical manufacturing expenses include the costs of certain personnel, third party manufacturing costs for EFAPROXYN for use in clinical trials, costs associated with pre-commercial scale-up of manufacturing to support anticipated commercial requirements, and development activities for clinical trial and nonclinical study material for PDX.

Clinical manufacturing expenses for the three months ended September 30, 2005 and 2006 were $307,000 and $486,000, respectively.  The $179,000 increase in clinical manufacturing expenses for the three months ended September 30, 2006 as compared to the same period in 2005 was primarily due to the following:

•                  $138,000 increase in third-party manufacturing costs, primarily due to increases in our supply of PDX bulk drug substance and formulated drug product to support our requirements for future PDX clinical trials and nonclinical studies; and

•                  $30,000 increase in non-cash stock-based compensation expense due to the adoption of accounting rules related to stock-based compensation on January 1, 2006.

Clinical manufacturing expenses for the nine months ended September 30, 2005 and 2006 were $934,000 and $1.4 million, respectively.  The $504,000 increase in clinical manufacturing expenses for the nine months ended September 30, 2006 as compared to the same period in 2005 was primarily due to the following:

•                  $400,000 increase in third-party manufacturing costs, primarily due to increases in our supply of PDX bulk drug substance and formulated drug product to support our requirements for future PDX clinical trials and nonclinical studies; and

•                  $83,000 increase in non-cash stock-based compensation expense due to the adoption of accounting rules related to stock-based compensation on January 1, 2006.

For the fourth quarter of 2006, we expect our clinical manufacturing expenses to increase moderately relative to the amount recorded for the three months ended September 30, 2006 primarily due to increases in third-party manufacturing costs for PDX.

Marketing, General and Administrative. Marketing, general and administrative expenses include costs for pre-marketing activities, corporate development, executive administration, and corporate offices and related infrastructure.

Marketing, general and administrative expenses for the three months ended September 30, 2005 and 2006 were $2.0 million and $3.9 million, respectively.  The $1.9 million increase in marketing, general and administrative expenses for the three months ended September 30, 2006 as compared to the same period in 2005 was primarily due to the following:

•                  $760,000 increase in non-cash stock-based compensation expense due to the adoption of accounting rules related to stock-based compensation on January 1, 2006;

•                  $446,000 increase in personnel costs, mainly attributable to additional headcount and increases in compensation costs year over year;

•                  $305,000 increase in market research expenses related to our preparations for the potential commercialization of EFAPROXYN; and

•                 $270,000 increase in costs related to the securities class action lawsuit, as further described in “Legal Proceedings” included in Part II, Item 1 of this quarterly report.

Marketing, general and administrative expenses for the nine months ended September 30, 2005 and 2006 were $6.8 million and $10.6 million, respectively.  The $3.8 million increase in marketing, general and administrative expenses for the nine months ended September 30, 2006 as compared to the same period in 2005 was primarily due to the following:

•                  $1.6 million increase in non-cash stock-based compensation expense due to the adoption of accounting rules related to stock-based compensation on January 1, 2006;

•                  $1.1 million increase in personnel costs, mainly attributable to additional headcount, increases in compensation costs year over year, and recruiting costs for our new President and Chief Executive Officer;

•                  $413,000 increase in market research expenses related to our preparations for the potential commercialization of EFAPROXYN; and

•                  $270,000 increase in costs related to the securities class action lawsuit, as further described in “Legal Proceedings” included in Part II, Item 1 of this quarterly report.

For the fourth quarter of 2006, we expect our marketing, general and administrative expenses to remain relatively stable to the amount recorded for the three months ended September 30, 2006.

Restructuring and Separation Costs. Restructuring and separation costs for the nine months ended September 30, 2005 and 2006 were $380,000 and $646,000, respectively.

In January 2005, we executed agreements to sublease approximately three-quarters of the 12,708 square feet of excess space in our corporate offices located in Westminster, Colorado. The term of each sublease agreement is through the term of our office lease, or October 31, 2008.  The total rental payments to us under the sublease agreements are approximately $230,000.  Because our obligations under our primary lease were in excess of the sum of the actual and expected sublease rental payments for this excess space, we recorded a lease abandonment charge of $380,086 in restructuring and separation costs during the nine months ended September 30, 2005. As of September 30, 2006, the remaining liability of $134,685 relating to this lease abandonment charge is recorded in accrued restructuring and separation costs.

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

We recorded separation costs of $645,666 during the nine months ended September 30, 2006 relating to our estimate of our total obligations under the Separation Agreement with Mr. Hart. During the nine months ended September 30, 2006, the Company has made payments to Mr. Hart under the Separation Agreement of $221,679.  As of September 30, 2006, the remaining liability of $423,987 relating to the Separation Agreement with Mr. Hart is recorded in accrued restructuring and separation costs.

Interest and Other Income, Net. Interest income, net of interest expense, for the three months ended September 30, 2005 and 2006 was $522,000 and $480,000, respectively.  Interest income, net of interest expense, for the nine months ended September 30, 2005 and 2006 was $1.2 million and $1.5 million, respectively.  The $233,000 increase in net interest income in the nine months ended September 30, 2006 as compared to the same period in 2005 was primarily due to higher yields on United States government securities, high-grade commercial paper and corporate notes, and money market funds.

Liquidity and Capital Resources

Our cash, cash equivalents, and short-term investments in marketable securities amounted to $37.8 million at September 30, 2006. Since our inception, we have financed our operations primarily through the private and public sale of securities, which have resulted in net proceeds to us of $199.4 million through September 30, 2006. We have also generated approximately $17.9 million of net interest income since our inception from investing the net proceeds of these financings.

We have used $157.0 million of cash for operating activities from our inception through September 30, 2006. Net cash used to fund our operating activities for the nine months ended September 30, 2005 and 2006 was $13.8 million and $17.4 million, respectively.

Net cash used in investing activities for the nine months ended September 30, 2005 was $33.4 million and consisted primarily of purchases of investments in marketable securities, partially offset by the proceeds from maturities of investments in marketable securities.  Net cash provided by investing activities for the nine months ended September 30, 2006 was $17.1 million and consisted primarily of proceeds from maturities of investments in marketable securities, partially offset by the purchase of investments in marketable securities.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $49.0 million and consisted primarily of the net proceeds of the March 2005 sale of Series A Exchangeable Preferred Stock, which was exchanged for common stock in May 2005.  Net cash provided by financing activities for the nine months ended September 30, 2006 was $378,000 and consisted of: (i) proceeds from sales of common stock associated with stock option exercises by our employees and sales of common stock under our employee stock purchase plan, and (ii) the transfer of restricted cash to cash and cash equivalents as the letter of credit related to our building lease was reduced during the nine months ended September 30, 2006.

Based upon the current status of our product development plans, we believe that our existing cash, cash equivalents, and investments in marketable securities will be adequate to satisfy our capital needs through at least the third quarter of 2007.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.  We anticipate continuing our current development programs and beginning other long-term development projects involving our product candidates. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. Therefore, we may need to obtain additional funds from outside sources to continue research and development activities, fund operating expenses, pursue regulatory approvals and build sales and marketing capabilities, as necessary. However, our actual capital requirements will depend on many factors, including:

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

We will be required to raise additional capital to support our future operations, including the potential commercialization of any of our product candidates, including EFAPROXYN and PDX.  We may seek to obtain this additional capital through arrangements with corporate partners, equity or debt financings, or from other sources. Such arrangements, if successfully consummated, may be dilutive to our existing stockholders. However, there is no assurance that we will be successful in consummating any such arrangements. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. If we are unable to generate meaningful amounts of revenue from future product sales, if any, or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our business and future prospects for revenue and profitability may be harmed.

Obligations and Commitments

The following table shows our contractual obligations and commitments as of September 30, 2006.

	October 1, 2006 to September 30, 2007	October 1, 2007 to September 30, 2009	October 1, 2009 to September 30, 2011	After October 1, 2011	Total
Operating lease obligations	$774,607	$901,511	$22,602	$—	$1,698,720
License agreement obligations	500,000	1,000,000	500,000	—	2,000,000
Purchase obligations	2,000,000	8,500,000	10,000,000	20,000,000	40,500,000
Total obligations	$3,274,607	$10,401,511	$10,522,602	$20,000,000	$44,198,720

Operating lease obligations represent future minimum rental commitments for non-cancelable operating leases for our facilities and certain office equipment, net of $152,000 of remaining sublease payments that we will receive on excess space in our corporate offices.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. We base our estimates on historical experience, available information and assumptions that we believe to be reasonable under the circumstances. We apply estimation methodologies consistently from period to period. Our actual results may differ from these estimates under different assumptions or conditions.  Our critical accounting policies are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005. These critical accounting policies are subject to judgments and uncertainties, which affect the application of these policies. We have not made any changes in any of these critical accounting polices during the three months ended September 30, 2006.

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

We elected to adopt the modified prospective transition method as provided by SFAS 123R. Accordingly, during the three and nine months ended September 30, 2006, we recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since January 1, 1996, the effective date of SFAS 123.  In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

During the three and nine months ended September 30, 2006, we recorded stock-based compensation expense of $1.0 million and $2.7 million, respectively, related to stock options, restricted stock and our Employee Stock Purchase Plan.  As of September 30, 2006, the unrecorded deferred stock-based compensation expense balance related to these stock-based awards was $4.1 million and will be recognized over an estimated weighted average amortization period of 1.5 years.

Judgments and estimates must be made and used in determining the factors used in calculating the fair value of stock-based awards, including the expected forfeiture rate of our stock-based awards, the expected life of our stock-based awards, and the expected volatility of our stock price.  For more information on stock-based compensation expense during the three and nine months ended September 30, 2006, refer to Note 3 “Stock-Based Compensation” of the Notes to our Financial Statements included in Part I, Item 1 of this quarterly report.

The adoption of SFAS 123R on January 1, 2006 had a material impact on our net loss and net loss per share for the three and nine months ended September 30, 2006.  We expect that our adoption of SFAS 123R will have a material impact on our future financial statements and results of operations.

Recently Issued Accounting Pronouncements

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently assessing the impact of the adoption of FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  We are currently assessing the impact of the adoption of SFAS 157 on our financial statements.

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

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The average duration of the issues in our portfolio as of September 30, 2006 is less than three months.  As of September 30, 2006, our investments in marketable securities of $33.6 million are all classified as held-to-maturity and were held in a variety of interest-bearing instruments, consisting mainly of high-grade corporate notes.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (the “Evaluating Officers”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, our management, including the Evaluating Officers, concluded that our disclosure controls and procedures were effective as of September 30, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Evaluating Officers, as appropriate, to allow timely decisions regarding required disclosure.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On November 20, 2005, the plaintiff appealed the District Court’s decision to the U.S. Court of Appeals for the Tenth Circuit (the “Court of Appeals”).    In October 2006, the parties held discussions to settle the matter, although the terms of any such potential settlement remain subject to negotiation and no binding agreement has been reached.  A settlement would be subject to various conditions, including approval of the District Court.  We expect that any settlement in excess of our deductible would be covered by our insurance carrier. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of our settlement discussions or the legal proceedings.  In the event a settlement is not concluded, we intend to vigorously defend against the plaintiff’s appeal.  If the Court of Appeals reverses the District Court’s decision and we are not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers.  Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.  As of September 30, 2006, we have recorded $270,000 in accrued liabilities, which represents the remaining unpaid deductible under our insurance policy.

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

We have never generated revenue from product sales and have experienced significant net losses since our inception in 1992. To date, we have financed our operations primarily through the private and public sale of securities. For the three and nine months ended September 30, 2006, we had a net loss of $8.1 million and $22.1 million, respectively.  As of September 30, 2006, we had accumulated a deficit of $200.5 million during our development stage. We have incurred these net losses principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue incurring net losses for the foreseeable future. Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates. We may never generate revenue from product sales or become profitable. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. We may not be able to continue as a going concern if we are unable to generate meaningful amounts of revenue to support our operations or cannot otherwise raise the necessary funds to support our operations.

Our product candidates are in various stages of development and may never be fully developed in a manner suitable for commercialization. If we do not develop commercially successful products, our ability to generate revenue will be limited.

We currently have no products that are approved for commercial sale. All of our product candidates are in various stages of development, and significant research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. We do not expect to be able to market any of our product candidates, including EFAPROXYN and PDX, until at least 2008.  Further, certain of the indications that we are pursuing have relatively low incidence rates, which may make it difficult for us to enroll a sufficient number of patients in our clinical trials on a timely basis, or at all, and may limit the revenue potential of our product candidates. If we are unable to develop, receive approval for, or successfully commercialize any of our product candidates, we may be unable to generate meaningful revenue from product sales and will incur continued net losses.

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

We do not know when our current clinical trials, including our ENRICH and PROPEL trials, will be completed, if at all. We also cannot accurately predict when other planned clinical trials will begin or be completed.  Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs approved for the conditions we are investigating. Other companies are conducting clinical trials and have announced plans for future trials that are seeking or likely to seek patients with the same diseases as those we are studying. Competition for patients in some cancer trials is particularly intense because of the limited number of leading specialist physicians and the geographic concentration of major clinical centers.

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

While we have negotiated a special protocol assessment with the FDA relating to our PROPEL trial, this agreement does not guarantee any particular outcome from regulatory review of the study or the product, including any regulatory approval.

In July 2006, we reached agreement with the FDA under the special protocol assessment, or SPA, process on the design of our Phase 2 PROPEL trial.  The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, and provides a binding agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA.  However, the SPA agreement is not a guarantee of approval, and we cannot assure you that the design of, or data collected from, the PROPEL trial will be adequate to demonstrate the safety and efficacy of PDX for the treatment of PTCL, or otherwise be sufficient to support FDA or any foreign regulatory approval.  Further, the SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed upon trial protocols.  In addition, the SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from the Phase 2 trial.  As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreement, how it will interpret the data and results from the Phase 2 trial, or whether PDX will receive any regulatory approvals as a result of the SPA agreement or the clinical trial.  Therefore, despite the potential benefits of the SPA agreement, significant uncertainty remains regarding the clinical development and regulatory approval process for PDX for the treatment of PTCL.

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

Even if we achieve positive interim results in clinical trials, these results do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory clearances, and the FDA can request that we conduct additional clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. As a result, there can be no assurance that our ENRICH or PROPEL trials will achieve their primary endpoints. In addition, negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or terminated. Also, failure to construct clinical trial protocols to screen patients for risk profile factors relevant to the trial for purposes of segregating patients into the patient populations treated with the drug being tested and the control group could result in either group experiencing a disproportionate number of adverse events and could cause a clinical trial to be repeated or terminated. If we have to conduct additional clinical trials, whether for EFAPROXYN, PDX or any other product candidate, it would significantly increase our expenses and delay marketing of our products.

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

We rely primarily on third parties to conduct our clinical trials, including the ENRICH and PROPEL trials. As a result, we have had and will continue to have less control over the conduct of our clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

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

We expect that significant additional capital will be required in the future to continue our research and development efforts and to commercialize our product candidates, if approved for marketing. Our actual capital requirements will depend on many factors, including, among other factors:

•                  the timing and outcome of our ongoing ENRICH and PROPEL trials;

•                  costs associated with the commercialization of our product candidates, if approved for marketing;

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

The FDA has designated EFAPROXYN for the treatment of brain metastases from breast cancer and PDX for the treatment of T-cell lymphoma as orphan drugs under the Orphan Drug Act. The Orphan Drug Act provides incentives to pharmaceutical companies to develop and market drugs for rare diseases, generally by entitling the first developer that receives FDA marketing approval for an orphan drug to a seven-year exclusive marketing period in the United States for that product. In recent years, Congress has considered legislation to change the Orphan Drug Act to shorten the period of automatic market exclusivity and to grant marketing rights to simultaneous developers of a drug. If the Orphan Drug Act is amended in this manner, any approved drugs for which we have been granted exclusive marketing rights under the Orphan Drug Act will face increased competition, which may decrease the amount of revenue we may receive from these products.

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

Even if we obtain the necessary regulatory approvals to market EFAPROXYN, PDX or any other product candidates, our commercial opportunity will be reduced or eliminated if our competitors develop and market products that are more effective, have fewer side effects or are less expensive than our product candidates. Our potential competitors include large fully integrated pharmaceutical companies and more established biotechnology companies, both of which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Academic institutions, government agencies, and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that competitors will succeed in developing technologies that are more effective than those being developed by us or that would render our technology obsolete or noncompetitive.

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

We are a small company with 60 full-time employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions and scientists. Competition for personnel and academic collaborations is intense. In particular, our product development programs depend on our ability to attract and retain highly skilled clinical development personnel. In addition, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or maintain our relationships with academic institutions and scientists. If we fail to negotiate additional acceptable collaborations with academic institutions and scientists, or if our existing academic collaborations were to be unsuccessful, our product development programs may be delayed.

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

On March 2, 2005, we entered into a Securities Purchase Agreement with Warburg Pincus Private Equity VIII, L.P. (“Warburg”) and certain other investors pursuant to which we issued and sold an aggregate of 2,352,443 shares of our Series A Exchangeable Preferred Stock (the “Exchangeable Preferred”) at a price per share of $22.10, for aggregate gross proceeds of approximately $52.0 million. On May 18, 2005, at our Annual Meeting of Stockholders, our stockholders voted to approve the issuance of shares of our common stock upon exchange of shares of the Exchangeable Preferred. As a result of such approval, we issued a total of 23,524,430 shares of common stock upon exchange of 2,352,443 shares of Exchangeable Preferred. As of September 30, 2006, we have approximately 55.6 million shares of common stock outstanding. Warburg owns approximately 22.6 million shares of our common stock, or 41% of the voting power of our outstanding common stock as of September 30, 2006. As a result, Warburg is able to exercise substantial influence over any actions requiring stockholder approval. However, in connection with its purchase of the Exchangeable Preferred, Warburg entered into a standstill agreement agreeing not to pursue, for four years, certain activities the purpose or effect of which may be to change or influence the control of Allos.

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

•                  actual or anticipated regulatory approvals or non-approvals of our product candidates, including EFAPROXYN and PDX, or of competing product candidates;

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

On January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values.  As a result, our operating results for the three and nine months ended September 30, 2006 included, and future periods will include, a charge for stock-based compensation related to employee stock options, restricted stock and employee stock purchases. The application of SFAS 123R requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options.

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

ITEM 6.  EXHIBITS

Exhibit No.	Note	Description
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a).
32.1		Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2006	ALLOS THERAPEUTICS, INC.

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