Form 10-K
period 2006-12-31
ALLOS THERAPEUTICS INC
filed 2007-03-14
CIK 1097264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of common stock held by nonaffiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Market on June 30, 2006) was $113,081,490. Shares of the registrant’s common stock held by each current executive officer and director and by each stockholder who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 10% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedules 13D and 13G, if any, filed with the Commission. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2007, there were 65,817,148 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant’s fiscal year ended December 31, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein.

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

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements concerning our projected timelines for the completion of enrollment, performance of interim and final analyses and announcement of results from our ongoing clinical trials, including our Phase 3 ENRICH trial and our Phase 2 PROPEL trial; the potential for the results of our Phase 3 ENRICH trial or Phase 2 PROPEL trial to support marketing approval of EFAPROXYN or PDX, respectively; other statements regarding our future product development and regulatory strategies, including our intent to develop or seek regulatory approval for our product candidates in specific indications; the ability of our third-party manufacturing parties to support our requirements for drug supply; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements which are other than statements of historical fact. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our, or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included in this report are based on information available to us as of the date hereof and we undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances. Forward-looking statements not specifically described above also may be found in these and other sections of this report.

ITEM 1.                BUSINESS

Overview

We are a biopharmaceutical company focused on developing and commercializing innovative small molecule drugs for the treatment of cancer. We strive to develop proprietary products that have the potential to improve the standard of care in cancer therapy. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with one or more potential strategic partners. Our focus is on product opportunities that leverage our internal clinical development and regulatory expertise and address important markets with unmet medical need. We may also seek to grow our existing portfolio of product candidates through product acquisition and in-licensing efforts.

We have three product candidates that are currently under development, EFAPROXYN (efaproxiral), PDX (pralatrexate) and RH1.

•       EFAPROXYN (efaproxiral) is the first synthetic small molecule designed to sensitize hypoxic, or oxygen-deprived, areas of tumors during radiation therapy by facilitating the release of oxygen from hemoglobin, the oxygen-carrying protein contained within red blood cells, thereby increasing the level of oxygen in tumors. The presence of oxygen in tumors is an essential element for the effectiveness of radiation therapy. By increasing tumor oxygenation, we believe EFAPROXYN has the potential to enhance the efficacy of standard radiation therapy.

•       PDX (pralatrexate) is a novel, small molecule chemotherapeutic agent that inhibits dihydrofolate reductase, or DHFR, a folic acid (folate)-dependent enzyme involved in the building of nucleic acid, or DNA, and other processes. PDX was rationally designed for efficient transport into tumor cells via the reduced folate carrier, or RFC-1, and effective intracellular drug retention. We believe these biochemical features, together with preclinical and clinical data in a variety of tumors, suggest that PDX may have a favorable potency and toxicity profile relative to methotrexate and other related DHFR inhibitors. We believe PDX has the potential to be delivered as a single agent or in combination therapy regimens.

•       RH1 is a small molecule chemotherapeutic agent that we believe is bioactivated by the enzyme DT-diaphorase, or DTD, otherwise known as NAD(P)H quinone oxidoreductase, or NQ01, which is over-expressed in many tumors relative to normal tissue, including lung, colon, breast and liver tumors. We believe that because RH1 is bioactivated in the presence of DTD, it has the potential to provide targeted drug delivery to these tumor types while limiting the amount of toxicity to normal tissue.

In September 2006, we completed patient enrollment in ENRICH, a pivotal Phase 3 clinical trial of EFAPROXYN plus whole brain radiation therapy, or WBRT, in women with brain metastases originating from breast cancer. A total of 368 women were enrolled at 78 cancer centers across North America, Europe and South America. The primary endpoint of the trial will measure the difference in survival between patients receiving WBRT plus supplemental oxygen, with or without EFAPROXYN. In accordance with the ENRICH trial protocol, we will conduct the final analysis of the primary endpoint following the occurrence of 282 patient deaths, which we currently expect to occur in mid-2007, although the actual timing of the final analysis may vary based on a number of factors, including patient survival rates. If the trial is deemed to be positive at the final analysis, we intend to submit an amendment to our previously filed new drug application, or NDA, to the United States Food and Drug Administration, or FDA, to seek marketing approval for EFAPRPOXYN for use as an adjunct to WBRT for the treatment of women with brain metastases originating from breast cancer.

In August 2006, we initiated PROPEL, a Phase 2 clinical trial of PDX in patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL, that we believe, if positive, will be sufficient to support the filing of an NDA to seek marketing approval for PDX in this indication. The trial will seek to enroll a minimum of 100 evaluable patients at approximately 35 cancer centers across the United States, Canada and Europe. The primary endpoint of the study is objective response rate (complete and partial response). Secondary endpoints include duration of response, progression-free survival and overall survival. We currently expect to complete patient enrollment in this trial by the third quarter of 2008, although the actual timing of completion of enrollment may vary based on a number of factors, including site initiation and patient enrollment rates. In July 2006, we reached agreement with the FDA under the special protocol assessment, or SPA process, on the design of this Phase 2 trial. The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA.

Our decision to begin PROPEL was based upon interim data from an ongoing Phase 1/2 clinical trial of PDX in patients with relapsed or refractory non-Hodgkin’s lymphoma, or NHL, and Hodgkin’s disease. The interim data, which was presented at the 2006 American Society of Hematology Annual Meeting, demonstrated a high overall response rate in patients with various subtypes of T-cell lymphoma. Notably, responses were observed in 10 of 22 (45%) evaluable patients with T-cell lymphoma, of which nine were complete responses. As of the date of the presentation, six of the patients remained on treatment and in remission three to 21 months following initial treatment. In total, 54 patients were treated with PDX in the study, of which 42 were evaluable as of the date of the presentation. The overall response rate for the evaluable patient population was 12 of 42 (28%). Twenty of 42 (47%) evaluable patients had B-cell lymphoma, of which 2 of 20 (10%) patients achieved a partial response with PDX. The addition of vitamins to the treatment regimen appeared to mitigate the occurrence of stomatitis, or mouth ulcers, a toxicity commonly associated with PDX.

In July 2006, the FDA awarded orphan drug status to PDX for the treatment of patients with T-cell lymphoma. Under the Orphan Drug Act, if we are the first company to receive FDA approval for PDX for this orphan drug indication, we will obtain seven years of marketing exclusivity during which the FDA may not approve another company’s application for the same drug for the same orphan indication.

In October 2006, the FDA granted fast track designation to PDX for the treatment of patients with T-cell lymphoma. The fast track program is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.

Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative expenses. For the years ended December 31, 2004, 2005 and 2006, we had net losses attributable to common stockholders of $21.8 million, $20.8 million, and $30.2 million, respectively. Research and development expenses for the years ended December 31, 2004, 2005 and 2006 were $10.2 million, $11.2 million and $14.3 million, respectively. As of December 31, 2006, we had accumulated a deficit during our development stage of $208.6 million.

Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates. The timing and costs to complete the successful development of any of our product candidates are highly uncertain, and therefore difficult to estimate. The lengthy process of seeking regulatory approvals for our product candidates, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources. For a more complete discussion of the regulatory approval process, please refer to the “Government Regulation” section in Item 1 below. Clinical development timelines, likelihood of success and total costs vary widely and are impacted by a variety of factors discussed in the “Risk Factors” section of Item IA below. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of any of our product candidates or the ultimate costs of such efforts. Due to these same factors, we cannot be certain when, or if, we will generate any revenue or net cash inflow from any of our current product candidates.

Even if our clinical trials demonstrate the safety and effectiveness of our product candidates in their target conditions, we do not expect to be able to record commercial sales of any our product candidates until mid-2008 at the earliest. We expect to incur significant and growing net losses for the foreseeable future as a result of our research and development programs and the costs of preparing for the potential commercial launch of EFAPROXYN. Although the size and timing of our future net losses are subject to significant uncertainty, we expect them to increase over the next several years as we continue to fund our development programs and prepare for the potential commercial launch of our product candidates.

We will be required to raise additional capital to support our future operations, including the potential commercialization of EFAPROXYN and/or PDX in the event we obtain regulatory approval to market such product candidates. We may seek to obtain this additional capital through arrangements with corporate partners, equity or debt financings, or from other sources. Such arrangements, if successfully consummated, may be dilutive to our existing stockholders. However, there is no assurance that we will be successful in consummating any such arrangements. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. If we are unable to generate meaningful amounts of revenue from future product sales, if any, or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our business and future prospects for revenue and profitability may be harmed.

We incorporated in the Commonwealth of Virginia on September 1, 1992 as HemoTech Sciences, Inc. and filed amended Articles of Incorporation to change our name to Allos Therapeutics, Inc. on October 19, 1994. We reincorporated in Delaware on October 28, 1996. We operate as a single business segment.

Current Cancer Therapies

According to an independent healthcare research company, the worldwide oncology drug market is expected to reach approximately $44 billion in 2007. Despite the enormous effort undertaken by the pharmaceutical industry to develop oncology products, cancer is the second leading cause of death of Americans and remains a largely unmet medical need. In the United States, approximately 1.4 million new cases of cancer are diagnosed each year, and approximately 560,000 patients die each year of cancer.

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

Our Business Strategy

Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with one or more potential strategic partners. The key elements of our business strategy are to:

•       Focus on the oncology market. We intend to continue to focus our drug development efforts on the oncology market. We believe the oncology market is attractive due to its size, demand for safer and more effective cancer treatments, relatively small physician population that can be addressed with a targeted sales force, and potential for expedited regulatory review.

•       Obtain regulatory approval to market EFAPROXYN. We are currently focused on completing our pivotal Phase 3 ENRICH trial and, if the results are positive, obtaining regulatory approval in the United States and Europe to market EFAPROXYN as an adjunct to WBRT for the treatment of patients with brain metastases originating from breast cancer. We may pursue regulatory approvals in other countries if deemed strategically and economically advisable. In addition, in the event the ENRICH trial is positive, we intend to expand our clinical development activities involving EFAPROXYN to pursue additional indications for which there is evidence of potential clinical benefit.

•       Advance PDX product development program. We are also committed to evaluating PDX for oncology use as a single agent and in combination with other therapies in target indications that we believe offer the most expedient pathway to marketing approval. In the near term, we plan to advance our pivotal Phase 2 PROPEL trial of PDX in patients with relapsed or refractory peripheral T-cell lymphoma, and initiate several new trials to further evaluate PDX’s potential clinical utility in other hematologic and oncologic indications.

•       Develop sales and marketing capabilities to maximize the commercial success of our product candidates. We currently retain exclusive worldwide commercial rights to EFAPROXYN, PDX and RH1 for all target indications. We intend to commercialize our product candidates by building a focused United States sales and marketing organization which may be complemented by co-promotion arrangements with pharmaceutical or biotechnology partners, where appropriate. We intend to enter into co-promotion or out-licensing arrangements with other pharmaceutical or biotechnology firms, where necessary, to reach foreign market segments that are not reachable by a United States-based sales force or when deemed strategically and economically advisable.

•       Expand our product candidate portfolio. We may pursue opportunities from time to time to expand our product candidate portfolio by identifying and evaluating new compounds that have demonstrated potential in preclinical or clinical studies and are strategically aligned with our existing oncology portfolio. Our intent is to build a portfolio of proprietary small molecule product candidates that have the potential to improve the standard of care in cancer therapy and provide commercial, regulatory and/or geographic exclusivity.

Our Product Candidates

The following table summarizes the target indications and clinical development status of our product candidates:

Product Candidate	Target Indications	Clinical Program Status
EFAPROXYN:
Radiation Sensitizer	Brain metastases from breast cancer	Phase 3 ongoing
	Stage IIIA/IIIB non small cell lung cancer	Phase 1 ongoing
	Cervical cancer	Phase 1b/2 ongoing
PDX:
Chemotherapy	Peripheral T-cell lymphoma	Phase 2 ongoing
	Non-Hodgkin’s lymphoma and Hodgkin’s disease	Phase 1/2 ongoing
	Stage IIIB/IV non small cell lung cancer	Phase 1 ongoing
RH1:
Chemotherapy	Solid Tumors	Phase 1 ongoing

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

Small molecule drugs, like EFAPROXYN, can be used to modify a protein’s function by altering the protein’s 3-dimensional structure. Known as allosteric modification, a small molecule drug alters a protein’s 3-dimensional structure by binding to the protein at a site different from the protein’s active site. This change in conformational structure affects the binding affinity of the protein for the molecules that normally bind to its active site. The ability of a drug to increase or decrease this affinity can have important clinical implications.

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

EFAPROXYN and WBRT in the treatment of Brain Metastases Originating from Breast Cancer

Brain metastases occur in approximately 175,000 patients per year in the United States. WBRT for the treatment of brain metastases is administered to approximately 125,000 patients per year in the United States and is intended to prevent or reduce complications and extend survival. Cancers that metastasize to the brain most often originate in the breast, lungs, kidneys or melanoma in the skin. Breast cancer is the second most common cause of brain metastases, accounting for approximately 20% of the total incidence of brain metastases. Approximately 178,000 women are expected to be diagnosed with breast cancer in the United States in 2007. The median survival of patients with brain metastases originating from breast cancer who receive WBRT is approximately 4.6 months. A patient’s survival time can vary depending on various clinical factors such as age, general health, whether the primary cancer is controlled and the extent of cancer metastases to other regions in the body. Although WBRT is the primary therapy for these patients, the effectiveness of WBRT may be limited by tumor hypoxia, which has been shown to decrease the radiation sensitivity of solid tumors. As a result, we believe the addition of EFAPROXYN to WBRT may decrease tumor hypoxia, improve the sensitivity of solid tumors to radiation therapy, and increase the effectiveness of WBRT, thereby leading to improved patient outcomes.

In September 2006, we completed patient enrollment in ENRICH, an international, multi-center, open-label, randomized pivotal Phase 3 clinical trial of EFAPROXYN plus WBRT in women with brain metastases originating from breast cancer. A total of 368 women were enrolled at 78 cancer centers across North America, Europe and South America. The primary endpoint of the trial will measure the difference in survival between patients receiving WBRT plus supplemental oxygen, with or without EFAPROXYN. Under the trial protocol, the primary endpoint will be achieved if the EFAPROXYN arm demonstrates a statistically significant increase in overall survival versus the control arm. The study design has an 80% power to detect a 40% increase in overall survival. Secondary efficacy endpoints of the trial include the response rate in the brain at 3 months, Karnofsky Performance Status, or KPS, and neurologic signs and symptoms assessment.

In March 2006, an independent Data Monitoring Committee, or DMC, completed the first planned interim analysis of the primary endpoint, and recommended that the trial continue per the protocol. This first interim review was triggered by the occurrence of 94 patient deaths and was based upon an evaluation of patients randomized through February 14, 2006. In October 2006, the DMC completed the second planned interim analysis of the primary endpoint, and recommended that the trial continue per the protocol. The second interim analysis was triggered by the occurrence of 188 patient deaths and was based upon an evaluation of patients randomized through July 31, 2006. In order to protect the integrity of the trial, the results of the efficacy data at the first and second interim analyses were not made available to the Company; however, no major patient safety concerns were identified by the DMC.

In accordance with the ENRICH trial protocol, we will conduct the final analysis of the primary endpoint following the occurrence of 282 patient deaths, which we currently expect to occur in mid-2007, although the actual timing of the final analysis may vary based on a number of factors, including patient survival rates. If the trial is deemed to be positive at the final analysis, we intend to submit an amendment to our previously filed NDA to the FDA to seek marketing approval for EFAPROXYN for use as an adjunct to WBRT for the treatment of women with brain metastases originating from breast cancer. The protocol for the ENRICH trial was reviewed by the FDA under its special protocol assessment, or SPA, process, which allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of an NDA, and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA.

Our decision to begin ENRICH was based upon the results of our prior Phase 3 clinical trial of EFAPROXYN in patients with brain metastases, which we called REACH. This randomized, open-label, multi-center trial enrolled 538 patients and compared the efficacy and safety of WBRT and supplemental oxygen with or without EFAPROXYN in patients with brain metastases. We announced the results from the REACH trial in April 2003. Although the survival benefit observed did not achieve statistical significance in either of the pre-specified intent-to-treat groups, the results demonstrated a statistically significant survival benefit in patients with brain metastases originating from breast cancer. Patients with brain metastases originating from breast cancer represented a subset of patients that was not prospectively defined as an intent-to-treat subgroup in the Phase 3 REACH trial. For those patients, the addition of EFAPROXYN to WBRT nearly doubled median survival from 4.57 months for the control arm to 8.67 months for the EFAPROXYN arm, and improved response rate, or the percentage of patients experiencing at least a 50% decrease in the amount of cancer following treatment, from 49.1% in the control arm to 71.7% in the EFAPROYXN arm. Overall, patients with brain metastases from breast cancer who received EFAPROXYN experienced approximately a 49% reduction in risk of death. Risk of death is the relative effect on death at any time point between the control arm and the EFAPROXYN arm. In addition, a statistically significant quality of life benefit (as determined by KPS and Spitzer Questionnaire) at three and six months was observed in patients treated with EFAPROXYN. In general, EFAPROXYN was very well tolerated, with the majority of EFAPROXYN-related adverse events being categorized as mild or moderate according to National Cancer Institute, or NCI, guidelines for the reporting of adverse events. All adverse events were resolved within a one month follow-up period and were easily managed with supportive care.

Based on the findings from the REACH trial, in December 2003, we submitted an NDA to the FDA for approval to market EFAPROXYN in the United States as an adjunct to WBRT for the treatment of patients with brain metastases originating from breast cancer. In May 2004, the FDA’s Oncologic Drug Advisory Committee, or ODAC, reviewed the NDA and voted not to recommend approval of EFAPROXYN for this indication based on the data from the REACH trial. However, in June 2004, the FDA issued an “approvable letter” in which it indicated that the NDA may be approved if we successfully complete our ongoing Phase 3 ENRICH trial and submit the results as an NDA amendment for the FDA’s review. In the letter, the FDA stated, “if the study shows effectiveness in this population (increased survival) using the pre specified analysis, and the study is otherwise satisfactory, we believe it would, together with the subset result in the [REACH trial], support approval.”

In June 2004, we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMEA, for approval to market EFAPROXYN in Europe as an adjunct to WBRT for the treatment of patients with brain metastases originating from breast cancer. As with our NDA, the MAA was based on the findings from the REACH trial. In October 2005, we withdrew the MAA as a result of the Rapporteurs’ Day 180 Joint Assessment Report, which concluded that the existing data package was not sufficient to support approval. Although we can provide no assurances, we believe that our ongoing ENRICH trial, if positive, together with other supporting data, should allow us to address the EMEA’s concerns regarding EFAPROXYN and provide the additional data necessary to support the filing of a new MAA and the future approval of EFAPROXYN in Europe for use as an adjunct to WBRT for the treatment of patients with brain metastases originating from breast cancer.

In August 2004, the FDA awarded orphan drug status to EFAPROXYN for use as an adjunct to WBRT for the treatment of patients with brain metastases originating from breast cancer. The FDA may award orphan drug designation to drugs that target conditions affecting 200,000 or fewer patients per year in the United States and provide a significant therapeutic advantage over existing treatments. Under the

Orphan Drug Act, if we are the first company to receive FDA approval for EFAPROXYN for this orphan drug indication, we will obtain seven years of marketing exclusivity during which the FDA may not approve another company’s application for the same drug for the same orphan indication.

EFAPROXYN and Thoracic Radiation Therapy in the treatment of Non Small Cell Lung Cancer

Non small cell lung cancer, or NSCLC, is the most common type of lung cancer and occurs in approximately 160,000 patients per year in the United States, or nearly 85% of all lung cancer cases. We are currently evaluating EFAPROXYN as a radiation sensitizer for the treatment of patients with locally advanced, unresectable NSCLC without distant metastases, also referred to as Stage IIIA or Stage IIIB NSCLC. Stage III NSCLC encompasses approximately 32% of all newly diagnosed NSCLC cases.

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

EFAPROXYN and Standard Radiation Therapy in the treatment of Cervical Cancer

Cervical cancer is the second most common form of cancer in women worldwide, and the leading cause of cancer-related death for women in developing countries. An estimated 233,000 women die from cervical cancer each year. Cancer of the cervix can often be cured if detected and treated at an early stage, and five-year survival rates for all stages of cervical cancer are approximately 72%. Surgery, radiation therapy and chemotherapy are the primary treatments for patients with advanced cervical cancer.

In August 2002, we initiated a Phase 1b/2 clinical trial of EFAPROXYN for patients with locally advanced cancer of the cervix receiving C-CRT. This clinical trial is an open-label, multi-center study of EFAPROXYN administered to patients receiving a course of weekly cisplatin with a combination of external beam and intracavitary radiation therapy for locally advanced carcinoma of the cervix. The intent of this study is to provide preliminary evidence of safety and efficacy of EFAPROXYN in combination with cisplatin and radiation therapy in this patient population. With positive results, we may seek to continue the development of EFAPROXYN for the treatment of cervical cancer with the support of one or more cooperative groups.

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

PDX (pralatrexate)

PDX is a novel, small molecule chemotherapeutic agent that inhibits dihydrofolate reductase, or DHFR, a folic acid (folate)-dependent enzyme involved in the building of nucleic acid, or DNA, and other processes. PDX was rationally designed for efficient transport into tumor cells via the reduced folate carrier, or RFC-1, and effective intracellular drug retention. These biochemical features, together with preclinical and clinical data in a variety of tumors, suggest that PDX may have a favorable potency and toxicity profile relative to methotrexate and other related DHFR inhibitors. We believe PDX has the potential to be delivered as a single agent or in combination therapy regimens.

Scientific Rationale

The antimetabolites are a group of low-molecular weight compounds that exert their effect by virtue of their structural or functional similarity to naturally occurring molecules involved in DNA synthesis. Because the cell mistakes them for a normal metabolite, they either inhibit critical enzymes involved in DNA synthesis or become incorporated into the nucleic acid, producing incorrect codes. Both mechanisms result in inhibition of DNA synthesis and ultimately, cell death. Because of their primary effect on DNA synthesis, the antimetabolites are most effective against actively dividing cells and are largely cell-cycle phase specific. There are three classes of antimetabolites; purine analogs, pyrimidine analogs and folic acid analogs, also termed antifolates. PDX is a folic acid analog.

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

It is thought that the resistance of malignant cells to the effects of the folic acid analogs may, in part, be due to impaired polyglutamation. The improved antitumor effects of PDX in comparison to methotrexate, as observed in preclinical studies, is likely due to the more effective uptake and transport of PDX into the cell followed by the greater accumulation of PDX and its metabolites within the tumor cell through the formation of the polyglutamated derivatives.

PDX in the treatment of PTCL

Peripheral T-cell lymphomas, or PTCLs, are a biologically diverse and uncommon group of blood cancers which account for approximately 10% of all cases of NHL. The majority of PTCL patients are treated with multi-agent chemotherapy regimens, for which response rates range from 50% to 70%. However, a majority of these patients relapse or refract after treatment with first-line therapy. The average five-year survival rate for PTCL patients is approximately 25%. There are currently no pharmaceutical agents approved for use in the treatment of either first-line or relapsed or refractory PTCL.

In August 2006, we initiated PROPEL, an international, multi-center, open-label, single-arm Phase 2 clinical trial of PDX in patients with relapsed or refractory PTCL that we believe, if positive, will be sufficient to support the filing of an NDA to seek marketing approval for PDX in this indication. The trial will seek to enroll a minimum of 100 evaluable patients at approximately 35 cancer centers across the United States, Canada and Europe. The primary endpoint of the study is objective response rate (complete and partial response). Secondary endpoints include duration of response, progression-free survival and overall survival. We currently expect to complete patient enrollment in this trial by the third quarter of 2008, although the actual timing of completion of enrollment may vary based on a number of factors, including site initiation and patient enrollment rates. In July 2006, we reached agreement with the FDA under the special protocol assessment, or SPA process, on the design of this pivotal Phase 2 trial. The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of an NDA, and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA.

In January 2007, an independent Data Monitoring Committee, or DMC, completed a planned interim analysis of safety data from the PROPEL trial and recommended that the trial continue per the protocol. This interim assessment was based upon an evaluation of the first 10 patients enrolled to the study who completed at least one cycle of treatment with PDX. No major patient safety concerns were identified by the DMC. According to the PROPEL trial protocol, we will conduct an interim analysis of efficacy data from the PROPEL trial after 35 patients have completed at least one cycle of treatment with PDX, and must observe at least four responses (complete or partial) out of the first 35 patients in order to continue the trial. We currently expect to conduct the 35 patient efficacy analysis in the second half of 2007, although the actual timing of the interim analysis may vary based on a number of factors, including patient enrollment rates.

In July 2006, the FDA awarded orphan drug status to PDX for the treatment of patients with T-cell lymphoma. The FDA may award orphan drug designation to drugs that target conditions affecting 200,000 or fewer patients per year in the United States and provide a significant therapeutic advantage over existing treatments. Under the Orphan Drug Act, if we are the first company to receive FDA approval for PDX for this orphan drug indication, we will obtain seven years of marketing exclusivity during which the FDA may not approve another company’s application for the same drug for the same orphan indication.

In October 2006, the FDA granted fast track designation to PDX for the treatment of patients with T-cell lymphoma. The fast track program is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.

PDX in the treatment of non-Hodgkin’s Lymphoma and Hodgkin’s disease

Approximately 63,000 patients are expected to be diagnosed with non-Hodgkin’s lymphoma, or NHL, in the United States in 2007. The incidence of NHL has increased significantly over the last 25 years and is currently growing at nearly 2% per year. Patients with indolent or low-grade NHL may have survival rates as long as 10 years, yet the disease is considered incurable. Intermediate and high-grade lymphomas are much more aggressive and result in shorter median survival times; however, patients with these malignancies can be cured in 30% to 60% of cases. Standard chemotherapy for NHL involves an initial combination of cyclophosphamide, doxorubicin, vincristine and prednisone, also known as CHOP. The addition of rituximab to this regimen has increased response rates to nearly 100%. Even so, about 55% of patients eventually relapse and may be candidates for salvage chemotherapy, or chemotherapy given after recurrence of a tumor.

Our decision to begin PROPEL was based upon interim data from an ongoing single-center, open-label, single-arm Phase 1/2 clinical trial of PDX in patients with relapsed or refractory non-Hodgkin’s lymphoma and Hodgkin’s disease. The interim data, which was presented at the 2006 American Society of Hematology Annual Meeting, demonstrated a high overall response rate in patients with various subtypes of T-cell lymphoma. Notably, responses were observed in 10 of 22 (45%) evaluable patients with T-cell lymphoma, of which nine were complete responses. As of the date of the presentation, six of the patients remained on treatment and in remission three to 21 months following initial treatment. In total, 54 patients were treated with PDX in the study, of which 42 were evaluable as of the date of the presentation. The overall response rate for the evaluable patient population was 12 of 42 (28%). Twenty of 42 (47%) evaluable patients had B-cell lymphoma, of which 2 of 20 (10%) patients achieved a partial response with PDX. The addition of vitamins to the treatment regimen appeared to mitigate the occurrence of stomatitis, or mouth ulcers, a toxicity commonly associated with PDX. Other dose limiting toxicities observed were primarily hematologic. Going forward, we plan to use this study to explore alternate dosing and administration schedules in patients with B-cell lymphoma to further evaluate PDX’s potential clinical utility in this setting.

PDX in the treatment of NSCLC

NSCLC is the most common type of lung cancer and occurs in approximately 160,000 patients per year in the United States, or nearly 85% of all lung cancer cases. Over the last decade, oncologists have begun treating advanced NSCLC patients more aggressively, typically administering a potent combination of paclitaxel and carboplatin. Other drugs used in this setting include gemcitabine, vinorelbine, docetaxel and cisplatin. Despite aggressive therapy, the one-year survival rate for patients with Stage IIIB or IV NSCLC is only approximately 40%.

In 2001, Memorial Sloan Kettering Cancer Center, or MSKCC, one of the institutions from which we licensed PDX, completed a Phase 2 open-label, single-agent study of PDX in patients with relapsed or refractory Stage IIIB or IV NSCLC. This study demonstrated a median survival time of 13.5 months and predicted one and two-year survival rates of 56% and 36%, respectively. However, 21% of the patients suffered grade 3 or 4 stomatitis. As a result of subsequent research that suggested supplementation of PDX with folic acid and vitamin B12 may reduce the incidence of clinically significant stomatitis, in January 2005, we initiated a Phase 1 dose escalation study of PDX with vitamin B12 and folic acid supplementation in patients with previously treated (Stage IIIB-IV) advanced NSCLC. The determination of the maximum tolerated dose, or MTD, of PDX in combination with vitamin supplementation will be essential for further development in this indication. Upon completion of this study, we will assess our future development strategy for the use of PDX in the treatment of NSCLC.

Separately, in 2005 we completed enrollment in a Phase 1 trial of PDX in combination with docetaxel in patients with advanced cancer, including NSCLC, who failed prior chemotherapy, and achieved our objective of identifying the MTD of the combination. Docetaxel is approved for the second-line treatment of advanced NSCLC, and this study will be factored into our future development strategy for PDX in NSCLC.

RH1

RH1 is a small molecule chemotherapeutic agent that we believe is bioactivated by the enzyme DT-diaphorase, or DTD, otherwise known as NAD(P)H quinone oxidoreductase, or NQ01, which is over-expressed in many tumors relative to normal tissue, including lung, colon, breast and liver tumors. We believe that because RH1 is bioactivated in the presence of DTD, it has the potential to provide targeted drug delivery to these tumor types while limiting the amount of toxicity to normal tissue. RH1 has undergone in vivo efficacy testing by the NCI’s Developmental Therapeutics Program and has demonstrated activity in both NSCLC and ovarian tumor models. RH1 was a nominated compound for advancement in the NCI’s Developmental Therapeutics Program, which provides cancer drug discovery and development resources to the intramural, academic and industrial research communities.

RH1 is currently being evaluated in patients with advanced solid tumors refractory to other chemotherapy regimens in an open label, Phase 1 dose escalation study to determine the MTD by testing the safety, tolerability and pharmacokinetics of escalating doses of RH1. The study is being conducted by Cancer Research UK, the parent institution of one of our licensors. In the second quarter of 2006, we completed patient enrollment in this study. The last patient has now completed treatment and the final study report is pending. We have the right to obtain an exclusive license to the results of the study, for use in subsequent development and regulatory activities, upon payment of a one-time data option fee of $360,000. Upon completion of the Phase 1 study, we will assume responsibility for all future development costs and activities. Once we receive the final study report, we will evaluate the results from this study to determine our future development plans for RH1.

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

Manufacturing

The production of EFAPROXYN, PDX and RH1 employ small molecule organic chemistry procedures standard for the industry. We plan to continue to outsource manufacturing responsibilities for these and any additional future products, and we intend to select and rely, at least initially, on single source suppliers to manufacture each of our product candidates. This manufacturing strategy allows us to direct our financial and managerial resources to the development and commercialization of products rather than to the establishment of a manufacturing infrastructure. It also enables us to minimize fixed costs and capital expenditures, while gaining access to advanced manufacturing process capabilities and expertise. However, if our third party suppliers become unable or unwilling to provide sufficient future drug supply or meet regulatory requirements relating to the manufacture of pharmaceutical agents, we would be forced to incur additional expenses to secure alternative third party manufacturing arrangements.

EFAPROXYN

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

After manufacture, efaproxiral sodium is formulated into the finished drug product, efaproxiral injection, by Baxter. Baxter has significant experience in the manufacture of large volume injectables of this type. Under the terms of our agreement, Baxter has agreed to manufacture sufficient quantities of efaproxiral injection to support our clinical and anticipated commercial requirements.

PDX

We have entered into arrangements with two third party manufacturers to produce PDX bulk drug substance and formulated drug product for use in our clinical development programs. We believe these third party manufacturers have the capability to meet our requirements for all future clinical trial requirements. As we continue to advance our PDX development program, we will seek to establish appropriate commercial supply arrangements for the production of PDX bulk drug substance and formulated drug product.

RH1

We have entered into an agreement with a third party manufacturer for the production of RH1 bulk drug substance, and are in the process of selecting a third party manufacturer for the production of RH1 formulated drug product for use in our clinical development programs.

Sales and Marketing

We currently retain exclusive worldwide commercial rights to all of our product candidates for all target indications. If and when we obtain FDA approval, we intend to commercialize our product candidates by building a focused United States sales and marketing organization which may be complemented by co-promotion arrangements with pharmaceutical or biotechnology partners, where appropriate. Our sales and marketing strategy is to:

•       Build a direct United States sales force. We believe that a moderate sized sales force could effectively reach targeted physicians and medical institutions that treat the majority of patients with brain metastases originating from breast cancer and/or PTCL in the United States. We intend to build and manage this sales force internally.

•       Build a marketing organization. We also plan to build an internal marketing and sales operations organization to develop and implement product plans, and support our sales force and marketing partners.

•       Establish co-promotion alliances. We intend to enter into co-promotion or out-licensing arrangements with other pharmaceutical or biotechnology firms, where necessary, to reach foreign market segments that are not reachable by a United States-based sales force or when deemed strategically and economically advisable.

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

EFAPROXYN

Under a 1994 agreement with the Center for Innovative Technology, or CIT, we obtained exclusive worldwide rights to a portfolio of patents related to allosteric hemoglobin modifier compounds, including EFAPROXYN, and their uses. This patent portfolio includes numerous issued patents in the United States, Europe, and Japan and pending patent applications in Canada related to the current EFAPROXYN applications. In exchange for the license agreement, we paid CIT $50,000 in cash and issued 248,000 shares of our common stock valued at $0.16 per share. We will be required to pay a quarterly royalty to CIT based on percentages, as defined in the agreement, of either net revenues arising from sales of products produced in Virginia or net revenues from sales of products produced outside Virginia. This agreement was assigned by CIT to the Virginia Commonwealth University Intellectual Property Foundation, or VCUIPF, on July 28, 1997. Under the agreement, we have the right to grant sublicenses, for which we must also pay royalties to VCUIPF for products produced by the sublicensees. Also, pursuant to the agreement, we will pay VCUIPF a running royalty of 1% to 1.25% of our worldwide net revenue arising from the sale, lease or other commercialization of the allosteric hemoglobin modifier compounds. This agreement terminates on the date the last United States patent licensed to us under the agreement expires, which is currently October 2016, but could be later depending on possible patent term extensions. Quarterly royalty payments are due within 60 days from the end of each calendar quarter. As of December 31, 2006, no royalty payments have been incurred.

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

PDX

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, under which we obtained exclusive worldwide rights to several issued United States patents and equivalent foreign patent applications to develop and market any product derived from any formulation of PDX in connection with all diagnostic and therapeutic uses, including human and veterinary diseases. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and are also required to make certain additional cash payments based upon the achievement of certain clinical development or regulatory milestones or the passage of certain time periods. To date, we have made aggregate milestone payments of $1.5 million based on the passage of time. In the future, we could make aggregate milestone payments of $1.5 million upon the earlier of achievement of a clinical development milestone or the passage of certain time periods (the “Clinical Milestone”), and up to $10 million upon achievement of certain regulatory milestones, including regulatory approval to market PDX in the United States or Europe. The next scheduled payments toward the Clinical Milestone of $500,000 each are currently due on December 23, 2007, 2008 and 2009. The up-front license fee and all milestone payments under the agreement, have been or will be recorded to research and development expense when incurred. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur. As of December 31, 2006, no royalty payments have been made or accrued.

RH1

In December 2004, we entered into an agreement with the University of Colorado Health Sciences Center, the University of Salford and Cancer Research Technology, or CRT, under which we obtained exclusive worldwide rights to certain intellectual property surrounding a proprietary molecule known as RH1. Under the terms of the agreement, we paid an up-front license fee of $190,500 upon execution of the agreement and are also required to make certain additional cash payments based upon the achievement of certain clinical development, regulatory and commercialization milestones. To date, we have not made any milestone payments under the agreement. In the future, we could make aggregate milestone payments of up to $9.2 million upon the achievement of the clinical development, regulatory and commercialization milestones set forth in the agreement. The up-front license fee and all milestone payments under the agreement, as well as the one-time data option fee discussed below, have been or will be recorded to research and development expense when incurred. Under the terms of the agreement and related data option agreement, Cancer Research UK, CRT’s parent institution, will continue to support an ongoing Phase 1 dose escalation study, and we will have the right to obtain an exclusive license to the results of the study, for use in subsequent development and regulatory activities, upon payment of a one-time data option fee of $360,000. Upon completion of the Phase 1 study, we will assume responsibility for all future development costs and activities and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur. As of December 31, 2006, no royalty payments have been made or accrued.

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

The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of an NDA for approval of the marketing and commercial shipment of the product candidate. The FDA may deny an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if such data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

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

The FDA’s policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the United States and in foreign markets could result in new government regulations, which could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation, which might arise from future legislative or administrative action, either in the United States or abroad.

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

Employees

As of March 6, 2007, we had a total of 59 full-time employees. Of those, 37 are engaged in clinical development, regulatory affairs, biostatistics, manufacturing and preclinical development. The remaining 22 are involved in marketing, corporate development, finance, administration and operations. We believe that we have good relationships with our employees. We have never had a work stoppage, and none of our employees is represented under a collective bargaining agreement.

Available Information

We are located in Westminster, Colorado, a suburb of Denver. Our mailing address is 11080 CirclePoint Road, Suite 200, Westminster, Colorado 80020. Our website address is www.allos.com; however, information found on our website is not incorporated by reference into this report. Our web site address is included in this report as an inactive textual reference only. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Once at www.allos.com, go to Investors/Media and then to SEC Filings. You may also read and copy materials that we file with SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

Our business faces significant risks. These risks include those described below and may include additional risks of which we are not currently aware or which we currently do not believe are material. If any of the events or circumstances described in the following risk factors actually occurs, they may materially harm our business, financial condition, operating results and cash flow. As a result, the market price of our common stock could decline. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, operating results and financial condition. The following risks should be read in conjunction with the other information set forth in this report.

We have a history of net losses and an accumulated deficit, and we may never generate revenue or achieve or maintain profitability in the future.

Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations. To date, we have financed our operations primarily through the private and public sale of securities. For the years ended December 31, 2004, 2005 and 2006, we had net losses attributable to common stockholders of $21.8 million, $20.8 million, and $30.2 million, respectively. As of December 31, 2006, we had accumulated a deficit during our development stage of $208.6 million. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue incurring net losses for the foreseeable future. Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates. We may never generate revenue from product sales or become profitable. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates, and in preparing for the potential commercial launch of our product candidates. We may not be able to continue as a going concern if we are unable to generate meaningful amounts of revenue to support our operations or cannot otherwise raise the necessary funds to support our operations.

Our product candidates are in various stages of development and may never be fully developed in a manner suitable for commercialization. If we do not develop commercially successful products, our ability to generate revenue will be limited.

We currently have no products that are approved for commercial sale. All of our product candidates are in various stages of development, and significant research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. We do not expect to be able to market any of our product candidates, including EFAPROXYN and PDX, until at least 2008. Further, certain of the indications that we are pursuing have relatively low incidence rates, which may make it difficult for us to enroll a sufficient number of patients in our clinical trials on a timely basis, or at all, and may limit the revenue potential of our product candidates. If we are unable to develop, receive approval for, or successfully commercialize any of our product candidates, we may be unable to generate meaningful revenue from product sales and will incur continued net losses and negative cash flows.

We cannot predict when or if we will obtain regulatory approval to commercialize our product candidates.

A pharmaceutical product cannot be marketed in the United States or most other countries until it has completed a rigorous and extensive regulatory approval process. If we fail to obtain regulatory approval to market our product candidates, we will be unable to sell our products and generate revenue, which would jeopardize our ability to continue operating our business. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. We may not obtain regulatory approval for any product candidates we develop, including EFAPROXYN and PDX, or we may not obtain regulatory review of such product candidates in a timely manner. For a more complete description of the regulatory approval process and related risks, please refer to the “Government Regulation” section of Item 1 above.

If our product candidates, including EFAPROXYN and PDX, fail to meet safety and efficacy endpoints in clinical trials, they will not receive regulatory approval, and we will be unable to market them.

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

We currently expect to conduct the final analysis of the primary endpoint from our Phase 3 ENRICH trial in mid-2007, although the actual timing of the final analysis may vary based on a number of factors, including patient survival rates. We cannot assure you that the design of, or data collected from, the ENRICH trial will be adequate to demonstrate the safety and efficacy of EFAPROXYN for the treatment of patients with brain metastases originating from breast cancer, or otherwise be sufficient to support FDA or any foreign regulatory approval. Similarly, according to the PROPEL trial protocol, we will conduct an interim analysis of  efficacy data from the PROPEL trial after 35 patients have completed at least one cycle of treatment with PDX, and must observe at least four responses (complete or partial) out of the first 35 patients in order to continue the trial. We currently expect to conduct the 35 patient efficacy analysis in the second half of 2007, although the actual timing of the interim analysis may vary based on a number of factors, including patient enrollment rates. We cannot assure you that the design of, or data collected from, the PROPEL trial will be adequate to continue the trial beyond the first 35 patients or demonstrate the safety and efficacy of PDX for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, or otherwise be sufficient to support FDA or any foreign regulatory approval. If the ENRICH or PROPEL trials fail to achieve their safety and efficacy endpoints, we may be unable to obtain regulatory approval to commercialize EFAPROXYN or PDX, and our business and stock price may be harmed. If we fail to obtain regulatory approval for EFAPROXYN, PDX or any of our other current or future product candidates, we will be unable to market and sell them and therefore may never generate meaningful amounts of revenue or become profitable.

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

While we have negotiated special protocol assessments with the FDA relating to our ENRICH and PROPEL trials, these agreements do not guarantee any particular outcome from regulatory review of the trials or the products, including any regulatory approval.

The protocols for the ENRICH and PROPEL trials were reviewed by the FDA under the special protocol assessment, or SPA, process, which allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA. However, a SPA agreement is not a guarantee of approval, and we cannot assure you that the design of, or data collected from, the ENRICH or PROPEL trials will be adequate to demonstrate the safety and efficacy of EFAPROXYN or PDX in their target indications, or otherwise be sufficient to support FDA or any foreign regulatory approval. Further, the SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed upon trial protocols. In addition, the SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from the ENRICH and PROPEL trials. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreement, how it will interpret the data and results from the ENRICH or PROPEL trials, or whether EFAPROXYN or PDX will receive any regulatory approvals as a result of the SPA agreement or the clinical trial. Therefore, despite the potential benefits of the SPA agreement, significant uncertainty remains regarding the clinical development and regulatory approval process for EFAPROXYN for the treatment of brain metastases originating from breast cancer, and PDX for the treatment of PTCL.

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

Reports of adverse events or safety concerns involving our product candidates or in related technology fields or other companies’ clinical trials could delay or prevent us from obtaining regulatory approval or negatively impact public perception of our product candidates.

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

At present, there are a number of clinical trials being conducted by other pharmaceutical companies involving small molecule chemotherapeutic agents. If other pharmaceutical companies announce that they observed frequent adverse events or unknown safety issues in their trials involving compounds similar to, or competitive with, our product candidates, we could encounter delays in the timing of our clinical trials or difficulties in obtaining the approval of our product candidates. As well, the public perception of our product candidates might be adversely affected, which could harm our business and results of operations and cause the market price of our common stock to decline, even if the concern relates to another company’s product or product candidate. We cannot assure you that any of our product candidates will be safe for human use.

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

We will not be able to commercialize any of our product candidates until we have obtained regulatory approval. We have limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may place us at risk of delays, overspending and human resources inefficiencies.

Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA or their advisors, may disagree with our interpretations of data from preclinical studies and clinical trials. Regulatory agencies also may approve a product candidate for fewer conditions than requested or may grant approval subject to the performance of post-marketing studies for a product candidate. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

Even if we receive regulatory approvals, our product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In addition, a marketed product continues to be subject to strict regulation after approval and may be required to undergo post-approval studies. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market. Any delay in, or failure to receive or maintain regulatory approval for, any of our products could harm our business and prevent us from ever generating meaningful revenues or achieving profitability.

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

Because we have limited resources, and because research and development is an expensive process, we must regularly assess the most efficient allocation of our research and development budget. As a result, we may have to prioritize development candidates and may not be able to fully realize the value of some of our product candidates in a timely manner, if at all.

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

•       our evaluation of, and decisions with respect to, our strategic alternatives; and

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

We have a contract with Hovione Inter Limited for the supply of EFAPROXYN bulk drug substance, and a contract with Baxter Healthcare for the supply of EFAPROXYN formulated drug product. These manufacturers are currently our only contracted sources for the production and formulation of EFAPROXYN. Both PDX and RH1 are cytotoxic which requires manufacturers of these substances to have specialized equipment and safety systems to handle such substances. In addition, the starting materials for PDX require custom preparations, which will require us to manage an additional set of suppliers to obtain the needed supplies of PDX.

Even if we obtain approval to market EFAPROXYN, PDX or RH1 in one or more indications, our current or future manufacturers may be unable to accurately and reliably manufacture commercial quantities of EFAPROXYN, PDX or RH1 at reasonable costs, on a timely basis and in compliance with the FDA’s current Good Manufacturing Practices. If our current or future contract manufacturers fail in any of these respects, our ability to timely complete our clinical trials, obtain required regulatory approvals and successfully commercialize EFAPROXYN, PDX or RH1 will be materially and adversely affected. This risk may be heightened with respect to PDX and RH1 as there are a limited number of fill/finish manufacturers with the ability to handle cytotoxic products such as PDX and RH1.

Our reliance on contract manufacturers exposes us to additional risks, including:

•       delays or failure to manufacture sufficient quantities needed for clinical trials in accordance with our specifications or to deliver such quantities on the dates we require;

•       our current and future manufacturers are subject to ongoing, periodic, unannounced inspections by the FDA and corresponding state and international regulatory authorities for compliance with strictly enforced current Good Manufacturing Practice regulations and similar state and foreign standards, and we do not have control over our contract manufacturers’ compliance with these regulations and standards;

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

We may explore new alliances that may never materialize or may fail.

We may, in the future, periodically explore a variety of possible partnerships or alliances in an effort to gain access to additional complimentary resources. At the current time, we cannot predict what form such a partnership or alliance might take. Such strategic business alliances could result in: the issuance of equity securities that would dilute stockholders’ percentage ownership; the expenditure of substantial operational, financial, and management resources in integrating new businesses, technologies, and products; the assumption of substantial actual or contingent liabilities; or a business combination transaction featuring terms that stockholders might not deem desirable.

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

•       ease of use of our products;

•       reimbursement and coverage policies of government and private payors such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators; and

•       the scope and effectiveness of our sales and marketing efforts.

Physicians, patients, payors or the medical community in general may be unwilling to accept, utilize or recommend the use of any of our products.

The status of reimbursement from third-party payors for newly approved health care drugs is uncertain and failure to obtain adequate coverage and reimbursement could limit our ability to generate revenue.

Our ability to successfully commercialize our products will depend, in part, on the extent to which coverage and reimbursement for the products will be available from:

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

We may not obtain orphan drug exclusivity or we may not receive the full benefit of orphan drug exclusivity even if we obtain it.

The FDA has granted orphan drug designation to EFAPROXYN for the treatment of patients with brain metastases originating from breast cancer and to PDX for the treatment of patients with T-cell lymphoma. Under the Orphan Drug Act, if we are the first company to receive FDA approval for these drugs for the designated orphan drug indications, we will obtain seven years of marketing exclusivity during which FDA may not approve another company’s application for the same drug for the same orphan indication. Orphan drug exclusivity would not prevent FDA approval of a different drug for the orphan indication or the same drug for a different indication. Moreover, if another company obtains orphan drug designation for efaproxiral, the active ingredient of EFAPROXYN, or for pralatrexate, which we refer to as PDX, and obtains FDA approval of an NDA before we do, we could be prevented from obtaining approval of our drugs for seven years. Even if we obtain orphan drug exclusivity, we can lose that exclusivity if FDA determines that we are unable to supply the relevant patient population or if another manufacturer demonstrates that its efaproxiral or pralatrexate product is superior to ours.

If we fail to comply with healthcare fraud and abuse laws, we could face substantial penalties and our business, operations and financial condition could be adversely affected .

As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse will be applicable to our business. These laws and regulations, include, among others:

•       the federal Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•       federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•       the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and

•       state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Although there are a number statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution under the federal Anti-Kickback statute, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with all applicable federal and state fraud and abuse laws may prove costly.

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

We have been named as a defendant in an alleged securities class action lawsuit seeking unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN during the period from May 29, 2003 to April 29, 2004 and subsequent declines in our stock price. On October 20, 2005, the District Court granted our motion to dismiss the lawsuit with prejudice and entered judgment in our favor. On November 20, 2005, the plaintiff appealed the decision to the United States Court of Appeals for the Tenth Circuit. In October 2006, the parties held discussions to settle the matter, although the terms of any such potential settlement remain subject to negotiation and no binding agreement has been reached. A settlement would be subject to various conditions, including approval of the District Court. We expect that any settlement in excess of our deductible would be covered by our insurance carrier. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of our settlement discussions or the legal proceedings. In the event a settlement is not concluded, we intend to vigorously defend against the plaintiff’s appeal. If the Court of Appeals reverses the District Court’s decision and we are not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. As of December 31, 2006, we have recorded $2,000,000 in accrued litigation settlement costs, which represents our best estimate of the potential gross amount of the settlement costs to be paid to the plaintiffs, and $1,749,000 in prepaid expenses and other assets, which represents the amount we expect to be reimbursed from our insurance carrier. The net difference of $251,000 between these amounts represents the remaining unpaid deductible under our insurance policy, and this amount has been recorded to marketing, general and administrative expenses for the year ended December 31, 2006.

Failure to attract, retain and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our research and development efforts.

We are a small company with 59 full-time employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions and scientists. Competition for personnel and academic collaborations is intense. In particular, our product development programs depend on our ability to attract and retain highly skilled clinical development personnel. In addition, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or maintain our relationships with academic institutions and scientists. If we fail to negotiate additional acceptable collaborations with academic institutions and scientists, or if our existing academic collaborations were to be unsuccessful, our product development programs may be delayed.

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

As a publicly-traded company, we are subject to significant regulations, some of which have either only recently been adopted, including the Sarbanes Oxley Act of 2002, or are currently proposals subject to change. We cannot assure that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with the Sarbanes Oxley Act of 2002 or any other regulations we could be subject to a range of consequences, including restrictions on our ability to sell equity or otherwise raise capital funds, the de-listing of our common stock from the Nasdaq Global Market, suspension or termination of our clinical trials, failure to obtain approval to market our product candidates, restrictions on future products or our manufacturing processes, significant fines, or other sanctions or litigation.

If our internal controls over financial reporting are not considered effective, our business and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report on Form 10-K for that fiscal year. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting.

Our management, including our chief executive officer and principal financial officer, does not expect that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to consider our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

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

Warburg Pincus Private Equity VIII, L.P. (“Warburg”) and Baker Brothers Life Sciences, L.P. (“Baker”) each control a substantial percentage of the voting power of our outstanding common stock.

On March 2, 2005, we entered into a Securities Purchase Agreement with Warburg Pincus Private Equity VIII, L.P. (“Warburg”) and certain other investors pursuant to which we issued and sold an aggregate of 2,352,443 shares of our Series A Exchangeable Preferred Stock (the “Exchangeable Preferred”) at a price per share of $22.10, for aggregate gross proceeds of approximately $52.0 million. On May 18, 2005, at our Annual Meeting of Stockholders, our stockholders voted to approve the issuance of shares of our common stock upon exchange of shares of the Exchangeable Preferred. As a result of such approval, we issued a total of 23,524,430 shares of common stock upon exchange of 2,352,443 shares of Exchangeable Preferred. In connection with its purchase of the Exchangeable Preferred, Warburg entered into a standstill agreement agreeing not to pursue certain activities the purpose or effect of which may be to change or influence the control of Allos.

On February 2, 2007, we closed an underwritten offering of 9,000,000 shares of common stock, of which Baker Brothers Life Sciences, L.P. and certain other affiliated funds (collectively “Baker”) purchased 3,300,000 shares, at a price per share of $6.00, for aggregate gross proceeds of approximately $54.0 million. In connection with its purchase of shares in the February 2007 offering, Baker entered into a standstill agreement agreeing not to pursue certain activities the purpose or effect of which might be to change or influence the control of Allos.

As of March 6, 2007, we had approximately 65.8 million shares of common stock outstanding, of which Warburg owned 22,624,430 shares, or approximately 34% of the voting power of our outstanding common stock, and Baker owned 9,929,493 shares, or approximately 15% of the voting power of our outstanding common stock. Although each of Warburg and Baker have entered into a standstill agreement with us, they are, and will continue to be, able to exercise substantial influence over any actions requiring stockholder approval.

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

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders. Notwithstanding the foregoing, the three year moratorium imposed on business combinations by Section 203 will not apply to either Warburg or Baker because, prior to the dates on which they became interested stockholders, our board of directors approved the transactions which resulted in Warburg and Baker becoming interested stockholders. However, in connection with its purchase of Exchangeable Preferred in March 2005, Warburg entered into a standstill agreement agreeing not to pursue, for four years, certain activities the purpose or effect of which may be to change or influence the control of Allos. Similarly, in connection with the February 2007 Financing, Baker entered into a standstill agreement agreeing not to pursue, for four years, certain activities the purpose or effect of which may be to change or influence the control of Allos.

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

Because Warburg owns a substantial percentage of our outstanding common stock, we amended the stockholder rights plan in connection with Warburg’s purchase of Exchangeable Preferred in March 2005 to provide that Warburg and its affiliates will be exempt from the stockholder rights plan, unless Warburg and its affiliates become, without the prior consent of our board of directors, the beneficial owner of more than 44% of our common stock. Likewise, since Baker owns a substantial percentage of our outstanding common stock, we amended the stockholder rights plan in connection with the February 2007 Financing to provide that Baker and its affiliates will be exempt from the stockholder rights plan, unless Baker becomes, without the prior consent of our board of directors, the beneficial owner of more than 20% of our common stock. Under the stockholder rights plan, our board of directors has express authority to amend the rights plan without stockholder approval.

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

•       actual or anticipated results of our clinical trials, including ENRICH and PROPEL;

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

Public companies in general and companies included on the Nasdaq Global Market in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. There has been particular volatility in the market prices of securities of biotechnology and other life sciences companies, and the market prices of these companies have often fluctuated because of problems or successes in a given market segment or because investor interest has shifted to other segments. These broad market and industry factors may cause the market price of our common stock to decline, regardless of our operating performance. We have no control over this volatility and can only focus our efforts on our own operations, and even these may be affected due to the state of the capital markets. In the past, following large price declines in the public market price of a company’s securities, securities class action litigation has often been initiated against that company, including in 2004 against us. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which would hurt our business. Any adverse determination in litigation could also subject us to significant liabilities.

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

On January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, our operating results for the year ended December 31, 2006 included, and future periods will include, a charge for stock-based compensation related to employee stock options, restricted stock and discounted employee stock purchases. The application of SFAS 123R requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options.

Our adoption of SFAS 123R has had a material impact on our financial statements and results of operations. We also expect that SFAS 123R will have a material impact on our future financial statements and results of operations. We cannot predict the effect that our stock-based compensation expense will have on the trading price of our common stock.

Substantial sales of shares may impact the market price of our common stock.

If our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we consider appropriate. We are unable to predict the effect that sales may have on the then prevailing market price of our common stock. Pursuant to a Registration Rights Agreement entered into between us with Warburg and the other purchasers of our Exchangeable Preferred, beginning on March 4, 2007, such investors will be entitled to certain registration rights with respect to the shares of common stock that were issued upon exchange of the Exchangeable Preferred.

In addition, we will need to raise substantial additional capital in the future to fund our operations. If we raise additional funds by issuing equity securities, the market price of our common stock may decline and our existing stockholders may experience significant dilution.

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

On November 20, 2005, the plaintiff appealed the District Court’s decision to the U.S. Court of Appeals for the Tenth Circuit (the “Court of Appeals”).   In October 2006, the parties held discussions to settle the matter, although the terms of any such potential settlement remain subject to negotiation and no binding agreement has been reached. A settlement would be subject to various conditions, including approval of the District Court. We expect that any settlement in excess of our deductible would be covered by our insurance carrier. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of our settlement discussions or the legal proceedings. In the event a settlement is not concluded, we intend to vigorously defend against the plaintiff’s appeal. If the Court of Appeals reverses the District Court’s decision and we are not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. As of December 31, 2006, we have recorded $2,000,000 in accrued litigation settlement costs, which represents our best estimate of the potential gross amount of the settlement costs to be paid to the plaintiffs, and $1,749,000 in prepaid expenses and other assets, which represents the amount we expect to be reimbursed from our insurance carrier. The net difference of $251,000 between these amounts represents the remaining unpaid deductible under our insurance policy, and this amount has been recorded to marketing, general and administrative expenses for the year ended December 31, 2006.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the Nasdaq Global Market® under the symbol “ALTH.”  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the Nasdaq Global Market:

Year Ended December 31, 2006	HIGH	LOW
First Quarter	$3.55	$2.09
Second Quarter	$3.53	$2.90
Third Quarter	$4.15	$3.52
Fourth Quarter	$7.28	$3.74

Year Ended December 31, 2005	HIGH	LOW
First Quarter	$2.71	$2.06
Second Quarter	$2.43	$2.06
Third Quarter	$2.56	$2.08
Fourth Quarter	$2.50	$2.01

On March 6, 2007, we had approximately 74 holders of record of our common stock.

Stock Performance Measurement Comparison(1)

The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2001 for (i) the Company’s common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31 of each year:

Comparison of 5 year Cumulative Total Return on Investment

Total Return Analysis	12//31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Allos Therapeutics, Inc.	$100.00	$108.36	$51.73	$34.58	$30.98	$84.29
NASDAQ Composite	$100.00	$69.66	$99.71	$113.79	$114.47	$124.20
NASDAQ Biotechnology	$100.00	$62.08	$90.27	$99.08	$111.81	$110.06

(1)          The information in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Dividends

We have never paid dividends to holders of our common stock, and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon the results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,770,071	$3.36	4,918,608	(1)(2)
Equity compensation plans not approved by security holders	1,008,500	$4.71	1,345,393
Total	5,778,571	$3.60	6,264,001	(1)(2)

(1)          As of December 31, 2006, 2,594,855 shares of common stock were authorized and unissued under our 2000 Stock Incentive Compensation Plan. On January 1 of each year during the term of our 2000 Stock Incentive Compensation Plan, beginning on January 1, 2001 through and including January 1, 2010, the share reserve under the 2000 Stock Incentive Compensation Plan is increased by the lesser of the following: (i) 2% of the total number of shares of common stock outstanding, (ii) 440,000 shares, or (iii) such smaller number of shares as determined by the Board of Directors. On January 1, 2007, the share reserve under our 2000 Stock Incentive Compensation Plan was increased by 440,000 shares.

(2)          Includes 2,323,753 shares of common stock available for future issuance under our 2001 Employee Stock Purchase Plan.

Please see Note 3 to our Financial Statements included in Part IV, Item 15 of this report for a description of the material features of our 2002 Broad Based Equity Incentive Plan and 2006 Inducement Award Plan, each of which was adopted without the approval of our security holders.

ITEM 6.                SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this report. The statement of operations data for the years ended December 31, 2004, 2005, 2006, and cumulative period from September 1, 1992 through December 31, 2006, and the balance sheet data as of December 31, 2005 and 2006, are derived from, and qualified by reference to, our audited financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2002 and 2003, and the balance sheet data as of December 31, 2002, 2003 and 2004, are derived from our audited financial statements that do not appear in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Years Ended December 31,					Cumulative period from September 1, 1992 (date of inception) through December 31
	2002	2003	2004	2005	2006	2006
	(in thousands, except share and per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$13,860	$11,957	$10,158	$11,215	$14,322	$107,856
Clinical manufacturing	3,776	7,252	2,979	1,266	2,284	29,065
Marketing, general and administrative	10,444	9,378	9,194	9,044	14,876	83,158
Restructuring and separation costs	—	638	—	380	646	1,664
Total operating expenses	28,080	29,225	22,331	21,905	32,128	221,743
Loss from operations	(28,080)	(29,225)	(22,331)	(21,905)	(32,128)	(221,743)
Gain on settlement claims	—	5,110	—	—	—	5,110
Interest and other income, net	2,311	988	494	1,768	1,916	18,310
Net loss	(25,769)	(23,127)	(21,837)	(20,137)	(30,212)	(198,323)
Dividend related to beneficial conversion feature of preferred stock	—	—	—	(623)	—	(10,236)
Net loss attributable to common stockholders	$(25,769)	$(23,127)	$(21,837)	$(20,760)	$(30,212)	$(208,559)
Net loss per share: basic and diluted	$(1.03)	$(0.87)	$(0.70)	$(0.45)	$(0.55)
Weighted-average shares: basic and diluted	24,942,496	26,493,861	31,139,192	46,070,686	55,299,614

	As of December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments in marketable securities	$54,433	$44,897	$23,711	$55,156	$32,796
Long-term investments in marketable securities	5,816	150	138	126	—
Working capital	48,679	43,806	22,745	52,477	28,897
Total assets	64,401	48,174	26,173	57,081	36,382
Long-term obligations, less current portion	—	—	—	—	—
Common stock	171,046	181,446	181,485	231,637	238,109
Deficit accumulated during the development stage	(112,623)	(135,750)	(157,587)	(178,347)	(208,559)
Total stockholders’ equity	57,322	45,411	23,863	53,290	29,550

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company focused on developing and commercializing innovative small molecule drugs for the treatment of cancer. We strive to develop proprietary products that have the potential to improve the standard of care in cancer therapy. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with one or more potential strategic partners. Our focus is on product opportunities that leverage our internal clinical development and regulatory expertise and address important markets with unmet medical need. We may also seek to grow our existing portfolio of product candidates through product acquisition and in-licensing efforts.

We have three product candidates that are currently under development, EFAPROXYN (efaproxiral), PDX (pralatrexate) and RH1.

•       EFAPROXYN (efaproxiral) is the first synthetic small molecule designed to sensitize hypoxic, or oxygen-deprived, areas of tumors during radiation therapy by facilitating the release of oxygen from hemoglobin, the oxygen-carrying protein contained within red blood cells, thereby increasing the level of oxygen in tumors. The presence of oxygen in tumors is an essential element for the effectiveness of radiation therapy. By increasing tumor oxygenation, we believe EFAPROXYN has the potential to enhance the efficacy of standard radiation therapy.

•       PDX (pralatrexate) is a novel, small molecule chemotherapeutic agent that inhibits dihydrofolate reductase, or DHFR, a folic acid (folate)-dependent enzyme involved in the building of nucleic acid, or DNA, and other processes. PDX was rationally designed for efficient transport into tumor cells via the reduced folate carrier, or RFC-1, and effective intracellular drug retention. We believe these biochemical features, together with preclinical and clinical data in a variety of tumors, suggest that PDX may have a favorable potency and toxicity profile relative to methotrexate and other related DHFR inhibitors. We believe PDX has the potential to be delivered as a single agent or in combination therapy regimens.

•       RH1 is a small molecule chemotherapeutic agent that we believe is bioactivated by the enzyme DT-diaphorase, or DTD, otherwise known as NAD(P)H quinone oxidoreductase, or NQ01, which is over-expressed in many tumors relative to normal tissue, including lung, colon, breast and liver tumors. We believe that because RH1 is bioactivated in the presence of DTD, it has the potential to provide targeted drug delivery to these tumor types while limiting the amount of toxicity to normal tissue.

In September 2006, we completed patient enrollment in ENRICH, a pivotal Phase 3 clinical trial of EFAPROXYN plus whole brain radiation therapy, or WBRT, in women with brain metastases originating from breast cancer. A total of 368 patients were enrolled at 78 cancer centers across North America, Europe and South America. The primary endpoint of the trial will measure the difference in survival between patients receiving WBRT plus supplemental oxygen, with or without EFAPROXYN. In accordance with the ENRICH trial protocol, we will conduct the final analysis of the primary endpoint following the occurrence of 282 patient deaths, which we currently expect to occur in mid-2007, although the actual timing of the final analysis may vary based on a number of factors, including patient survival rates. If the trial is deemed to be positive at the final analysis, we intend to submit an amendment to our previously filed new drug application, or NDA, to the United States Food and Drug Administration, or FDA, to seek marketing approval for EFAPRPOXYN for use as an adjunct to WBRT for the treatment of women with brain metastases originating from breast cancer.

In addition to the ENRICH trial, we are currently enrolling patients in a Phase 1 clinical trial of EFAPROXYN in patients with locally advanced non-small cell lung cancer, or NSCLC, receiving concurrent chemoradiotherapy (chemotherapy and radiation therapy administered at the same time), and a Phase 1b/2 clinical trial of EFAPROXYN in patients with locally advanced cancer of the cervix receiving concurrent chemoradiotherapy. In addition, in the event the ENRICH trial is positive, we intend to expand our clinical development activities involving EFAPROXYN to pursue additional indications for which there is evidence of potential clinical benefit.

In August 2006, we initiated PROPEL, a Phase 2 clinical trial of PDX in patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL, that we believe, if positive, will be sufficient to support the filing of an NDA to seek marketing approval for PDX in this indication. The trial will seek to enroll a minimum of 100 evaluable patients at approximately 35 cancer centers across the United States, Canada and Europe. The primary endpoint of the study is objective response rate (complete and partial response). Secondary endpoints include duration of response, progression-free survival and overall survival. We currently expect to complete patient enrollment in this trial by the third quarter of 2008, although the actual timing of completion of enrollment may vary based on a number of factors, including site initiation and patient enrollment rates. In July 2006, we reached agreement with the FDA under the special protocol assessment, or SPA process, on the design of this Phase 2 trial. The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA.

In addition to the PROPEL study, we are currently enrolling patients in a Phase 1/2 study of PDX in patients with non-Hodgkin’s lymphoma, or NHL, and Hodgkin’s disease, and a Phase 1 dose escalation of PDX with vitamin B12 and folic acid supplementation in patients with previously treated advanced NSCLC. During 2007, we also plan to initiate several new studies to further evaluate PDX’s potential clinical utility in other hematologic and oncologic indications, including a Phase 1 study of PDX plus gemcitabine in patients with relapsed or refractory NHL and Hodgkin’s disease, and a Phase 1/2 study of PDX in patients with relapsed or persistent cutaneous T-cell lymphoma, or CTCL. We also plan to initiate a study of PDX in one or more solid tumors during the second half of 2007, once we have determined the maximum tolerated dose for PDX in the ongoing Phase 1 dose escalation study of PDX with vitamin B12 and folic acid supplementation in patients with previously-treated advanced NSCLC.

Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative expenses. For the years ended December 31, 2004, 2005 and 2006, we had net losses attributable to common stockholders of $21.8 million, $20.8 million, and $30.2 million, respectively. As of December 31, 2006, we had accumulated a deficit during our development stage of $208.6 million.

Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates. Even if our clinical trials demonstrate the safety and effectiveness of our product candidates, we do not expect to be able to record commercial sales of any our product candidates until mid-2008 at the earliest. As of result of our research and development expenses and the costs of preparing for the potential commercial launch of EFAPROXYN and PDX, we expect to incur significant and growing losses for the foreseeable future. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect them to increase over the next several years as we continue to fund our development programs and prepare for the potential commercial launch of our product candidates.

We will be required to raise additional capital to support our future operations, including the potential commercialization of EFAPROXYN and/or PDX in the event we obtain regulatory approval to market such product candidates. We may seek to obtain this additional capital through arrangements with corporate partners, equity or debt financings, or from other sources. Such arrangements, if successfully consummated, may be dilutive to our existing stockholders. However, there is no assurance that we will be successful in consummating any such arrangements. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. If we are unable to generate meaningful amounts of revenue from future product sales, if any, or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our business and future prospects for revenue and profitability may be harmed.

Results of Operations

Comparison of Years Ended December 31, 2004, 2005 and 2006

Research and Development.   Research and development expenses include the costs of certain personnel, basic research, preclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, patents and licensing fees for our product candidates.

	Years Ended December 31,
	2004	2005	2006
	(in millions)
Research and development expenses	$10.2	$11.2	$14.3

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

•       $590,000 decrease in preclinical study costs for PDX;

•       $396,000 decrease in consulting costs due to the cost of activities relating to our meeting with ODAC in May 2004;

•       $277,000 decrease in regulatory fees due to the cost of our MAA filing in 2004; and

•       $167,000 decrease in non-cash stock-based compensation expense.

The $3.1 million increase in research and development expenses in 2006 as compared to 2005 was primarily due to the following:

•       $1.1 million increase in preclinical study costs related to PDX;

•       $1.0 million increase in clinical trial costs for PROPEL;

•       $658,000 increase in non-cash stock-based compensation expense due to the adoption of accounting rules related to stock-based compensation expense on January 1, 2006;

•       $550,000 increase in licensing fees resulting primarily from a milestone payment under our license agreement for PDX;

•       $463,000 increase in personnel costs, mainly attributable to additional headcount and increases in compensation costs year over year;

•       $293,000 increase in patent costs for PDX and EFAPROXYN; and

•       $199,000 increase in costs for our Phase 1 clinical trial of EFAPROXYN in patients with NSCLC.

These increases were partially offset by a $1.3 million decrease in clinical trial costs for ENRICH as (i) we incurred a one-time milestone payment of $550,000 in 2005 related to third party trial management services, (ii) we changed our estimate relating to certain costs for ENRICH during the quarter ended December 31, 2006 as a result of new information, which resulted in a reduction of research and development expenses of approximately $400,000, and (iii) patients were enrolled in the ENRICH trial throughout 2005 whereas patient enrollment was completed in September 2006.

We expect research and development expenses to increase in 2007 due to the following:

•       an increase in trial costs relating to the PROPEL trial and the planned initiation of several new trials to evaluate PDX’s potential clinical utility in other hematologic and oncologic indications;

•       an increase in preclinical study costs relating to the initiation of new preclinical studies for PDX starting in 2007; and

•       an increase in non-cash stock-based compensation expense.

We charge direct internal and external research and development expenses to the respective development programs. Since our inception through December 31, 2006, we have incurred direct costs of approximately $38.5 million, $8.4 million and $220,000 associated with research and development expenses for EFAPROXYN, PDX and RH1 respectively, and approximately $5.5 million associated with our other research and development programs, including programs that have been discontinued. We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs. These consist primarily of salaries and benefits, facilities costs and other internal-shared resources related to the development and maintenance of systems and processes applicable to all of our programs. Unallocated costs since our inception through December 31, 2006 represent approximately $55.3 million of research and development expenses.

The following table summarizes our research and development expenses for the years ended December 31, 2004, 2005 and 2006 and for the cumulative period from our inception through December 31, 2006:

	Years Ended December 31,			Cumulative Period from September 1, 1992 through December 31,
	2004	2005	2006	2006
	(in millions)
EFAPROXYN	$1.9	$5.3	$4.3	$38.5
PDX	1.9	0.5	3.4	8.4
RH1	0.2	—	—	0.2
Other programs	—	—	—	5.5
Unallocated	6.2	5.4	6.6	55.3
Total research and development expenses	$10.2	$11.2	$14.3	$107.9

The timing and costs to complete the successful development of any of our product candidates are highly uncertain, and therefore difficult to estimate. The lengthy process of seeking regulatory approvals for our product candidates, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources. For a more complete discussion of the regulatory approval process, please refer to the “Government Regulation” section in Item 1 above. Clinical development timelines, likelihood of success and total costs vary widely and are impacted by a variety of factors discussed in the “Risk Factors” section of Item IA above. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of any of our product candidates or the ultimate costs of such efforts. Due to these same factors, we cannot be certain when, or if, we will generate any revenue or net cash inflow from any of our current product candidates.

Clinical Manufacturing.   Clinical manufacturing expenses include the costs of certain personnel, third party manufacturing costs for EFAPROXYN for use in clinical trials, costs associated with pre-commercial scale-up of manufacturing to support anticipated regulatory and commercial requirements, and development activities for clinical trial and preclinical studies material for PDX.

	Years Ended December 31,
	2004	2005	2006
	(in millions)
Clinical manufacturing expenses	$3.0	$1.3	$2.3

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

The $1.0 million increase in clinical manufacturing expenses in 2006 as compared to 2005 was primarily due to the following:

•       $715,000 increase in third-party manufacturing costs for PDX bulk drug substance and formulated drug product;

•       $141,000 increase in third-party manufacturing costs for RH1 bulk drug substance; and

•       $113,000 increase in non-cash stock-based compensation expense due to the adoption of accounting rules related to stock-based compensation expense on January 1, 2006.

We currently have a sufficient supply of EFAPROXYN bulk drug substance and formulated drug product to support our ongoing clinical trials in 2007. However, we expect our manufacturing expenses for PDX and RH1 to increase in 2007 as compared to 2006 in order to support our requirements for ongoing and planned clinical trials and preclinical studies. As a result, we expect total clinical manufacturing expenses in 2007 will increase as compared to 2006.

Marketing, General and Administrative.   Marketing, general and administrative expenses include costs for pre-marketing activities, corporate development, executive administration, corporate offices and related infrastructure.

	Years Ended December 31,
	2004	2005	2006
	(in millions)
Marketing, general and administrative expenses	$9.2	$9.0	$14.9

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

The $5.8 million increase in marketing, general and administrative expenses in 2006 as compared to 2005 was primarily due to the following:

•       $2.3 million increase in non-cash stock-based compensation expense due to the adoption of accounting rules related to stock-based compensation expense on January 1, 2006;

•       $1.6 million increase in personnel costs, mainly attributable to additional headcount, increases in compensation costs year over year, and recruiting and relocation costs for our new Chief Executive and Chief Commercial Officers;

•       $816,000 increase in market research and consulting expenses related to our product development and commercialization planning for EFAPROXYN and PDX;

•       $342,000 increase in travel expenses relating to expanded investor relations activities and the development of relationships with key opinion leaders in oncology;

•       $265,000 increase in costs related to the securities class action lawsuit, as further described in “Legal Proceedings” included in Part I, Item 3 of this report;

•       $244,000 increase in consulting and temporary personnel costs for general corporate activities and administration;

•       $217,000 increase in facilities costs; and

•       $216,000 increase in third-party legal fees relating to general corporate matters.

These increases were partially offset by a $311,000 decrease in insurance costs.

We expect marketing, general and administrative expenses to increase in 2007 due to the following:

•       an increase in non-cash stock-based compensation expense;

•       an increase in market research costs resulting from pre-commercial planning activities for EFAPROXYN and PDX; and

•       an increase in personnel costs, primarily resulting from additional headcount.

Restructuring and Separation Costs.   We recorded $380,000 and $646,000 in restructuring and separation costs during the years ended December 31, 2005 and 2006, respectively.

In January 2005, we executed agreements to sublease approximately three-quarters of the 12,708 square feet of excess space in our corporate offices located in Westminster, Colorado. The term of each sublease agreement is through the term of our office lease, or October 31, 2008. The total rental payments to us under the terms of the sublease agreements approximate $230,000. In the year ended December 31, 2005, we recorded a lease abandonment charge of $380,000 as our obligations under our primary lease were in excess of the sum of the actual and expected sublease rental payments for this excess space. As of December 31, 2006, the amount remaining in accrued restructuring and separation costs relating to this lease abandonment charge was $107,000.

In January 2006, Michael E. Hart notified our Board of Directors of his intent to resign from his positions as President, Chief Executive Officer and Chief Financial Officer of the Company once a successor Chief Executive Officer was appointed. On March 3, 2006, we entered into a separation agreement with Mr. Hart to provide certain incentives for his continued employment with the Company while we conducted our search for his successor. On March 9, 2006, we appointed Paul L. Berns as our President, Chief Executive Officer and a member of the Board of Directors and Mr. Hart resigned from his positions in accordance with the terms of the separation agreement. The separation agreement with Mr. Hart was amended on March 9, 2006, and on May 10, 2006 (as so amended, the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Hart is entitled to certain payments and benefits from the Company, as further described in Note 5 to our Financial Statements included in Part IV, Item 15 of this report. We recorded separation costs of $646,000 during the year ended December 31, 2006 relating to our estimate of our total obligations under the Separation Agreement with Mr. Hart. During the year ended December 31, 2006, we made payments to Mr. Hart under the Separation Agreement of $325,000. As of December 31, 2006, the remaining liability of $321,000 relating to the Separation Agreement with Mr. Hart is recorded in accrued restructuring and separation costs.

Interest and Other Income, Net.   Interest income, net of interest expense, for 2004, 2005 and 2006 was $494,000, $1.8 million, and $1.9 million, respectively. The $1.3 million increase in 2005 as compared to 2004 primarily resulted from higher average investment balances and higher yields on United States government securities, high-grade commercial paper and corporate notes, and money market funds. The $148,000 increase in 2006 as compared to 2005 primarily resulted from higher yields on United States government securities, high-grade commercial paper and corporate notes, and money market funds partially offset by lower average investment balances.

Income Taxes.   As of December 31, 2006, we have approximately $168.0 million of net operating loss (“NOL”) carryforwards, approximately $7.8 million of research and development (“R&D”) credit carryforwards and a $1.2 million orphan drug credit carryforward. These carryforwards will expire beginning in 2009. As of December 31, 2006, approximately $3.3 million of the NOL carryforwards relate to stock option exercises, which will result in an increase to additional paid-in-capital and a decrease in income taxes payable when and if the tax loss carryforwards are utilized. The utilization of these carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of these carryforwards. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the NOL, R&D credit, and orphan drug credit carryforwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest and are subject to review and possible adjustment by the Internal Revenue Service. A greater than 50% change in ownership of a company within a three-year period results in an annual limitation on our ability to utilize our NOL, R&D credit and orphan drug credit carryforwards from tax periods prior to the ownership change. Our NOL, R&D credit and orphan drug credit carryforwards as of December 31, 2006 will likely be subject to annual limitation due to changes in ownership from the February 2007 financing and previous financings. The amount of these limitations, if any, has not been determined, and our NOL, R&D credit and orphan drug credit carryforwards may expire unused. Additionally, future ownership changes could further limit the utilization of our NOL, R&D credit and orphan drug credit carryforwards.

Liquidity and Capital Resources

As of December 31, 2006, we had $32.8 million in cash, cash equivalents, and investments in marketable securities. In February 2007, we raised approximately $50.5 million in net proceeds from the sale of 9,000,000 shares of common stock in an underwritten offering, after deducting underwriting commissions and other expenses.

Since our inception, we have financed our operations primarily through public and private sales of our equity securities, which have resulted in net proceeds to us of $202.1 million through December 31, 2006. We have also generated $18.3 million of net interest income since our inception from investing the net proceeds of these financings.

We have used $164.7 million of cash for operating activities from our inception through December 31, 2006. Net cash used to fund our operating activities for 2004, 2005 and 2006 was $21.1 million, $17.7 million and $25.1 million, respectively.

Net cash provided by investing activities for 2004 and 2006 was $17.4 million and $27.9 million, respectively, and consisted primarily of proceeds from the maturities of investments in marketable securities, partially offset by the purchase of investments in marketable securities. Net cash used in investing activities for 2005 was $28.2 million, and consisted primarily of purchases of investments in marketable securities, partially offset by the proceeds from maturities of investments in marketable securities.

Net cash provided by financing activities during 2004 was $158,000 and primarily resulted from proceeds received from the exercise of common stock options and from sales of stock under our employee stock purchase plan. Net cash provided by financing activities during 2005 was $49.1 million and resulted primarily from the March 2005 sale of 2,352,443 shares of Series A Exchangeable Preferred Stock (the “Exchangeable Preferred”), at a price per share of $22.10, to Warburg Pincus Private Equity VIII, L.P. (“Warburg”) and certain other investors for aggregate gross proceeds of approximately $52.0 million. We incurred offering expenses of $3.2 million in connection with the sale of Exchangeable Preferred, resulting in net proceeds to us of $48.8 million. On May 18, 2005, at our Annual Meeting of Stockholders, our stockholders voted to approve the issuance of shares of our common stock upon exchange of shares of the Exchangeable Preferred. As a result of such approval, we issued a total of 23,524,430 shares of common stock upon exchange of 2,352,443 shares of Exchangeable Preferred. Net cash provided by financing activities during 2006 was $3.1 million and primarily resulted from proceeds received from the exercise of common stock options, common stock warrants and sales of stock under our employee stock purchase plan, and the release of $183,000 of restricted cash during 2006 resulting from a reduction in the letter of credit on our lease for our corporate offices.

Based upon the current status of our product development plans, we believe that our existing cash, cash equivalents, and investments in marketable securities, including the net proceeds of the February 2007 financing, will be adequate to satisfy our capital needs through at least the next twelve months. If our ongoing Phase 3 ENRICH trial meets its primary endpoint in mid-2007, we would expect to raise additional capital resources to prepare for the potential commercialization of EFAPROXYN and support the future development of EFAPROXYN in other indications. If the ENRICH trial fails to meet its primary endpoint, we believe that our existing resources could be adequate to support our operations through the end of 2008, although there can be no assurance that this can, in fact, be accomplished.

Our forecasts of the periods of time through which our financial resources will be adequate to support our operations are forward-looking statements that involve risks and uncertainties, and actual results could vary materially. We anticipate continuing our current development programs and/or beginning other long-term development projects involving our product candidates. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. Therefore, we may need to obtain additional funds from outside sources to continue research and development activities, fund operating expenses, pursue regulatory approvals and build sales and marketing capabilities, as necessary. However, our actual capital requirements will depend on many factors, including:

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

We will be required to raise additional capital to support our future operations, including the potential commercialization of EFAPROXYN and/or PDX in the event we obtain regulatory approval to market such product candidates. We may seek to obtain this additional capital through arrangements with corporate partners, equity or debt financings, or from other sources. Such arrangements, if successfully consummated, may be dilutive to our existing stockholders. However, there is no assurance that we will be successful in consummating any such arrangements. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. If we are unable to generate meaningful amounts of revenue from future product sales, if any, or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our business and future prospects for revenue and profitability may be harmed.

Obligations and Commitments

Below is a schedule of timing of contractual commitments, by fiscal year, related to our leases and service contracts. We currently have no off-balance sheet arrangements.

	2007	2008 to 2009	2010 to 2011	After 2011	Total
Operating lease obligations	$775,000	$725,000	$6,000	$—	$1,506,000
License agreement obligations	500,000	1,000,000	—	—	1,500,000
Purchase obligations	2,000,000	8,500,000	10,000,000	20,000,000	40,500,000
Total obligations	$3,275,000	$10,225,000	$10,006,000	$20,000,000	$43,506,000

Operating lease obligations represent future minimum rental commitments for non-cancelable operating leases for our facilities and certain office equipment, net of $133,000 of remaining sublease payments on excess space in our corporate offices.

License agreement obligations represent future milestone payments under our license agreement for PDX, due upon the passage of certain time periods after the effective date of the agreement, which could be paid earlier depending on the timing of achieving a development milestone.

Purchase obligations represent annual minimum purchase requirements of efaproxiral sodium from Hovione under our June 2005 Manufacturing Agreement, equal to $2,000,000 in 2007, $3,500,000 in 2008, $5,000,000 in 2009, and $5,000,000 in each year thereafter through the end of the term of the agreement, which is the 7th anniversary of the date we obtain approval from the FDA to market EFAPROXYN. In the event that we do not meet these annual minimum purchase requirements, we have the option to pay two remaining extension fees to move the annual requirements out by a total of two years. These remaining extension fees are equal to $150,000 for the first extension, and $200,000 for the second and final extension, if necessary. During the year ended December 31, 2006, we elected to incur an extension fee of $100,000 to move the minimum purchase requirement of $2,000,000 for 2006 to 2007. The Company and Hovione each have customary termination rights, including termination for material breach or other events relating to insolvency or bankruptcy. In addition, we may terminate the agreement at any time, without penalty, if we decide to discontinue development or, if approved, marketing of EFAPROXYN, and our obligation to Hovione would equal the amount of any unpaid and outstanding purchase orders.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. We base our estimates on historical experience, available information and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and informed management judgments about matters that are inherently uncertain:

•       accounting for research and development expenses;

•       accounting for clinical manufacturing expenses;

•       accounting for cash equivalents and investments in marketable securities; and

•       accounting for stock-based compensation expense.

Research and Development.   Research and development expenditures are charged to expense as incurred. Research and development expenses include the costs of certain personnel, basic research, preclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, patents and licensing fees for our product candidates. Clinical trial costs represent internal costs from personnel, external costs incurred at clinical sites and contracted costs incurred by third party clinical research organizations to perform certain clinical trials.

We record upfront fees and milestone payments made under our licensing agreements for our product candidates as research and development expense as incurred.

We accrue research and development expenses for activity as incurred during the fiscal year and prior to receiving invoices from clinical sites and third party clinical and preclinical research organizations. We accrue external costs for clinical and preclinical studies based on an evaluation of the following: the progress of the studies, including patient enrollment, dosing levels of patients enrolled, estimated costs to dose patients, invoices received, and contracted costs with clinical sites and third party clinical and preclinical research organizations. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates. During the years ended December 31, 2004, 2005, and 2006, we did not have any changes in estimates that would have resulted in material adjustments to research and development expenses accrued in the prior period. However, during the quarter ended December 31, 2006, we did change our estimate relating to certain costs for our Phase 3 ENRICH trial for EFAPROXYN as a result of new information, which resulted in a reduction of research and development expenses of approximately $400,000 and a corresponding decrease in accrued research and development expenses as of December 31, 2006.

In accordance with certain research and development agreements, we are obligated to make certain upfront payments upon execution of the agreement. We record these upfront payments as prepaid research and development expenses. Such payments are recorded to research and development expense as services are performed. We evaluate on a quarterly basis whether events and circumstances have occurred that may indicate impairment of remaining prepaid research and development expenses.

Clinical Manufacturing.   Our finished drug inventory is expensed to clinical manufacturing expenses since we are still a development stage company and we have not received regulatory approval to market our product candidates. If and when we receive regulatory approval, we will be required to capitalize any future costs of our marketed products at the lower of cost or market and then expense the sold inventory as a component of cost of goods sold.

Cash Equivalents and Investments in Marketable Securities.   All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying values of our cash equivalents and investments in marketable securities approximate their market values based on quoted market prices. We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in marketable securities are classified as held to maturity and are carried at cost plus accrued interest. Substantially all of our marketable securities as of December 31, 2006 are held in corporate notes with remaining maturities ranging from one to five months.

Stock-based Compensation Expense.   We adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) effective January 1, 2006. Under the provisions of SFAS 123R, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period of the award. Prior to the adoption of SFAS 123R, we accounted for grants of stock-based awards according to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. We applied the provisions of SAB 107 in connection with our adoption of SFAS 123R. We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

The adoption of SFAS 123R on January 1, 2006 had a material impact on our net loss and net loss per share for the year ended December 31, 2006. We expect that our adoption of SFAS 123R will have a material impact on our future financial statements and results of operations. During the year ended December 31, 2006, we recorded stock-based compensation expense of approximately $3.6 million related to stock-based awards, including stock options, restricted stock and our Employee Stock Purchase Plan. As of December 31, 2006, the unrecorded deferred stock-based compensation expense balance related to these stock-based awards was approximately $3.2 million and will be recognized over the remaining vesting periods of the awards. Judgments and estimates must be made and used in determining the factors used in calculating the fair value of stock-based awards, including the expected forfeiture rate of our stock-based awards, the expected life of our stock-based awards, and the expected volatility of our stock price. For more information on stock-based compensation expense during the year ended December 31, 2006, refer to Note 4 “Stock-Based Compensation” of the Notes to our Financial Statements included in Part IV, Item 15 of this report.

Recent Accounting Pronouncements

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of the adoption of FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently assessing the impact of the adoption of SFAS 157 on our financial statements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments as of December 31, 2006, consist of cash, cash equivalents, short-term investments in marketable securities, and accounts payable. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The average duration of the issues in our portfolio as of December 31, 2006 is approximately two months. As of December 31, 2006, our investments in marketable securities of $22.7 million are all classified as held-to-maturity and were held in a variety of interest-bearing instruments, consisting mainly of high-grade corporate notes.

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (the “Evaluating Officers”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, our management, including the Evaluating Officers, concluded that our disclosure controls and procedures were effective as of December 31, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Evaluating Officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or Rule 15d-(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

•       pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•       provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management determined that, as of December 31, 2006, we maintained effective internal control over financial reporting based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on page F-2 of this Annual Report on Form 10-K.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors is incorporated by reference to the information to be set forth in the sections entitled “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2006 (the “Proxy Statement”). The information required by this Item concerning our executive officers is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled “Executive Officers.”

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

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item regarding executive compensation is incorporated by reference to the information to be set forth in the sections of the Proxy Statement entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.” The information required by this Item regarding securities authorized for issuance under our equity compensations plans is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled “Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item regarding certain relationships and related transactions and director independence is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled “Transactions with Related Persons” and “Proposal 1—Election of Directors.”

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item regarding principal accountant fees and services is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled “Proposal 2—Ratification of Selection of Independent Auditors.”

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

Exhibit No.	Note	Description
3.01	(30)	Amended and Restated Certificate of Incorporation.
3.02	(30)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.03	(30)	Certificate of Amendment to Restated Certificate of Incorporation.
3.04		Bylaws, as amended.
4.01	(1)	Form of Common Stock Certificate.
4.02		Reference is made to Exhibits 3.01, 3.02, 3.03 and 3.04.
4.03	(2)	Rights Agreement dated May 6, 2003 between Allos and Mellon Investor Services LLC.
4.04	(3)	Form of Rights Certificate.
4.05	(4)	Amendment to Rights Agreement dated March 4, 2005 between Allos and Mellon Investor Services LLC.
4.06	(31)	Amendment to Rights Agreement dated January 29, 2007 between Allos and Mellon Investor Services LLC.
10.01†	(1)	Form of Indemnification Agreement between Allos and each of its directors and officers.
10.02	(1)	Hemotech and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated January 12, 1994.
10.03	(1)	Amendment to Allos Therapeutics, Inc. and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated January 17, 1995.
10.04	(1)	Amendment to Allos Therapeutics, Inc. and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated March 12, 1996.

10.05	(1)	Assignment and Assumption Agreement with Amendment with Center for Innovative Technology and Virginia Commonwealth University Intellectual Property Foundation dated July 28, 1997.
10.07†	(5)	1995 Stock Option Plan, as amended.
10.10†	(23)	2000 Stock Incentive Compensation Plan, as amended.
10.10.1†	(6)	Form of Incentive Stock Option Letter Agreement under 2000 Stock Incentive Compensation Plan.
10.10.2†	(7)	Form of Nonqualified Stock Option Letter Agreement under 2000 Stock Incentive Compensation Plan.
10.10.3†	(24)	Form of Nonqualified Stock Option Letter Agreement for Non-Employee Directors under 2000 Stock Incentive Compensation Plan.
10.11†	(8)	Severance Benefit Plan, effective January 16, 2001, and related benefit schedule thereto.
10.12†	(9)	2001 Employee Stock Purchase Plan and form of Offering.
10.13*	(10)	Office Lease dated April 4, 2001 between Allos and Catellus Development Corporation.
10.13.1*	(11)	Amended and Restated Second Amendment to Lease dated December 9, 2002 between Allos and Catellus Development Corporation.
10.13.2*	(12)	Third Amendment to Lease dated November 28, 2003 between Allos and Catellus Development Corporation.
10.14†	(13)	2002 Broad Based Equity Incentive Plan.
10.14.1†	(22)	Form of Stock Option Grant Notice under 2002 Broad Based Equity Incentive Plan.
10.14.2†	(22)	Form of Stock Option Agreement under 2002 Broad Based Equity Incentive Plan.
10.15†	(14)	Employment Agreement dated December 17, 2001 between Allos and Michael E. Hart.
10.18†	(15)	Employment Agreement, effective August 12, 2002, between Allos and David A. DeLong.
10.20	(16)	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated November 20, 2003.
10.21*	(17)	Development and Supply Agreement, effective December 19, 2003, between Allos and Baxter Healthcare Corporation.
10.23†	(18)	Employment Agreement dated October 11, 2004 between Allos and Marc H. Graboyes.
10.24	(19)	Securities Purchase Agreement dated March 2, 2005 between Allos and the Investors listed on the signature pages thereto.
10.25	(20)	Registration Rights Agreement dated March 4, 2005 between Allos and the Investors listed on Schedule I thereto.

10.26	(21)	Letter Agreement dated March 4, 2005 among Allos, Warburg Pincus Private Equity VIII, L.P., Warburg Pincus & Co. and Warburg Pincus LLC.
10.27*	(25)	Manufacturing Agreement, effective May 30, 2005, between Allos and Hovione Inter Limited.
10.28†	(26)	Annual Incentive Plan.
10.29†	(27)	2006 Base Salaries for Named Executive Officers.
10.30†	(28)	Separation Agreement, dated March 3, 2006, between Allos and Michael E. Hart.
10.30.1†	(32)	First Amendment to Separation Agreement dated March 9, 2006 between Allos and Michael E. Hart.
10.30.2†	(33)	Second Amendment to Separation Agreement dated May 10, 2006 between Allos and Michael E. Hart.
10.31†	(29)	Nonqualified Stock Option Letter Agreement, dated March 3, 2006, between Allos and Michael E. Hart.
10.32†	(34)	Summary of Compensation Arrangements between Allos and its Non-Employee Directors.
10.33†	(34)	Summary of Compensation Arrangements between Allos and Stephen J. Hoffman.
10.35†	(35)	Restricted Stock Award dated March 9, 2006 between Allos and Paul L. Berns.
10.36†	(36)	Consulting Agreement dated May 10, 2006 between Allos and Michael E. Hart.
10.37†	(37)	Consulting Agreement dated May 10, 2006 between Allos and Marvin E. Jaffe, M.D.
10.38†	(38)	2006 Inducement Award Plan, including forms of Stock Option Grant Notice with Stock Option Agreement and Restricted Stock Grant Notice with Restricted Stock Grant Agreement.
10.39†	(39)	Employment Agreement dated June 5, 2006 between Allos and James V. Caruso.
10.40†	(40)	Amended and Restated Employment Agreement dated December 12, 2006 between Allos and Paul L. Berns.
10.41	(41)

Letter agreement dated January 28, 2007 among Allos, Baker Bros. Investments, L.P., Baker Bros. Investments II, L.P., Baker/Tisch Investments, L.P., Baker Biotech Fund I, L.P., 14159, L.P. and Baker Brothers Life Sciences, L.P.

10.42†	(42)	Separation Agreement, dated February 16, 2007, between Allos and David A. DeLong.
23.01		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.01		Power of Attorney (included on signature page hereto).
31.01		Rule 13a-14(a)/15d-14(a) Certification.
31.02		Rule 13a-14(a)/15d-14(a) Certification.
32.01		Section 1350 Certification.

                 † Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

                 * Confidential treatment has been granted with respect to specific portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission (“SEC”).

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

       (2) Incorporated by reference to Exhibit 99.2 filed with our Current Report on Form 8-K filed on May 9, 2003.

       (3) Incorporated by reference to Exhibit 99.3 filed with our Current Report on Form 8-K filed on May 9, 2003.

       (4) Incorporated by reference to Exhibit 4.06 filed with our Current Report on Form 8-K filed on March 4, 2005.

       (5) Incorporated by reference to Exhibit 10.11 filed with our Registration Statement on Form S-1 (File No. 333-95439), as amended, declared effective March 27, 2000.

       (6) Incorporated by reference to Exhibit 99.1 filed with our Current Report on Form 8-K filed on February 11, 2005.

       (7) Incorporated by reference to Exhibit 99.2 filed with our Current Report on Form 8-K filed on February 11, 2005.

       (8) Incorporated by reference to Exhibit 10.24 filed with our Annual Report on Form 10-K for the year ended December 31, 2000.

       (9) Incorporated by reference to Exhibit 10.26 filed with our Annual Report on Form 10-K for the year ended December 31, 2000.

(10) Incorporated by reference to Exhibit 10.27 filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(11) Incorporated by reference to Exhibit 10.27.1 filed with our Annual Report on Form 10-K for the year ended December 31, 2002.

(12) Incorporated by reference to Exhibit 10.27.2 filed with our Annual Report on Form 10-K for the year ended December 31, 2003.

(13) Incorporated by reference to Exhibit 99.1 filed with our Registration Statement on Form S-8 (File No. 333-76804), as filed with the SEC on January 16, 2002.

(14) Incorporated by reference to Exhibit 10.16 filed with our Annual Report on Form 10-K for the year ended December 31, 2001.

(15) Incorporated by reference to Exhibit 10.26 filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(16) Incorporated by reference to Exhibit 99.2 filed with our Current Report on Form 8-K filed on November 21, 2003.

(17) Incorporated by reference to Exhibit 10.37 filed with our Annual Report on Form 10-K for the year ended December 31, 2003.

(18) Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on October 14, 2004.

(19) Incorporated by reference to Exhibit 10.41 filed with our Current Report on Form 8-K/A filed on March 10, 2005.

(20) Incorporated by reference to Exhibit 10.42 filed with our Current Report on Form 8-K/A filed on March 10, 2005.

(21) Incorporated by reference to Exhibit 10.43 filed with our Current Report on Form 8-K filed on March 4, 2005.

(22) Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2004.

(23) Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on December 22, 2005.

(24) Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on February 24, 2006.

(25) Incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(26) Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on December 16, 2005.

(27) Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on February 10, 2006.

(28) Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on March 6, 2006.

(29) Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on March 6, 2006.

(30) Incorporated by reference to the same numbered exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(31) Incorporated by reference to Exhibit 4.1 filed with our Current Report on Form 8-K filed on January 30, 2007.

(32) Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on March 14, 2006.

(33) Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on May 16, 2006.

(34) Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2005.

(35)   Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on March 14, 2006.

(36)   Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on May 16, 2006.

(37) Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on May 16, 2006.

(38) Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on June 6, 2006.

(39) Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on June 6, 2006.

(40) Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K/A filed on January 29, 2007.

(41) Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on January 30, 2007.

(42) Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on February 23, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOS THERAPEUTICS, INC.

Date: March 12, 2007	By:	/s/ PAUL L. BERNS
Paul L. Berns
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Stephen J. Hoffman and Paul L. Berns, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant on March 12, 2007, and in the capacities indicated:

Name	Title

/s/ STEPHEN J. HOFFMAN	Chairman of Board of Directors and Director
Stephen J. Hoffman
/s/ PAUL L. BERNS	President, Chief Executive Officer and Director
Paul L. Berns	(Principal Executive Officer)
/s/ DAVID C. CLARK	Corporate Controller and Treasurer
David C. Clark	(Principal Financial Officer and Principal Accounting Officer)
/s/ MICHAEL D. CASEY	Director
Michael D. Casey
/s/ MARK G. EDWARDS	Director
Mark G. Edwards
/s/ STEWART HEN	Director
Stewart Hen
/s/ JONATHAN S. LEFF	Director
Jonathan S. Leff
/s/ TIMOTHY P. LYNCH	Director
Timothy P. Lynch
/s/ WILLIAM R. RINGO	Director
William R. Ringo

Allos Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Allos Therapeutics, Inc.:

We have completed integrated audits of Allos Therapeutics, Inc.’s financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the accompanying balance sheets and related statements of operations, changes in stockholders’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of Allos Therapeutics, Inc. (a development stage enterprise) at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 and, cumulatively, for the period from September 1, 1992 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
March 12, 2007

ALLOS THERAPEUTICS, INC.
BALANCE SHEETS

	December 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,224,634	$10,070,526
Restricted cash	550,000	366,667
Investments in marketable securities	50,931,466	22,725,525
Prepaid research and development expenses	222,473	496,265
Prepaid expenses and other assets	338,393	2,069,840
Total current assets	56,266,966	35,728,823
Investments in marketable securities	125,872	—
Property and equipment, net	687,728	603,520
Other assets	—	49,247
Total assets	$57,080,566	$36,381,590
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$365,212	$400,133
Accrued liabilities	3,424,904	6,431,521
Total current liabilities	3,790,116	6,831,654
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2005 and December 31, 2006; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,000,000 shares designated from authorized preferred stock at December 31, 2005 and December 31, 2006; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 75,000,000 and 150,000,000 shares authorized at December 31, 2005 and December 31, 2006, respectively; 55,078,969 and 56,695,633 shares issued and outstanding at December 31, 2005 and December 31, 2006, respectively	55,079	56,695
Additional paid-in capital	231,582,277	238,052,617
Deficit accumulated during the development stage	(178,346,906)	(208,559,376)
Total stockholders’ equity	53,290,450	29,549,936
Total liabilities and stockholders’ equity	$57,080,566	$36,381,590

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,			Cumulative Period from September 1, 1992 (date of inception) through December 31,
	2004	2005	2006	2006
Operating expenses:
Research and development	$10,158,553	$11,215,132	$14,322,601	$107,855,552
Clinical manufacturing	2,978,684	1,265,663	2,283,907	29,064,695
Marketing, general and administrative	9,193,719	9,043,768	14,876,273	83,158,527
Restructuring and separation costs	—	380,085	645,666	1,663,821
Total operating expenses	22,330,956	21,904,648	32,128,447	221,742,595
Loss from operations	(22,330,956)	(21,904,648)	(32,128,447)	(221,742,595)
Gain on settlement claims	—	—	—	5,110,083
Interest and other income, net	493,671	1,768,060	1,915,977	18,309,600
Net loss	(21,837,285)	(20,136,588)	(30,212,470)	(198,322,912)
Dividend related to beneficial conversion feature of preferred stock	—	(623,489)	—	(10,236,464)
Net loss attributable to common stockholders	$(21,837,285)	$(20,760,077)	$(30,212,470)	$(208,559,376)
Net loss per share: basic and diluted	$(0.70)	$(0.45)	$(0.55)
Weighted average shares: basic and diluted	31,139,192	46,070,686	55,299,614

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

								Deficit
						Notes		Accumulated	Total
					Additional	Receivable		During the	Stockholders’
	Common Stock		Preferred Stock		Paid-in	From	Deferred	Development	Equity

	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	Stage	(Deficit)

Subscription receivable for common stock at $1.61 per share	—	$ 90	—	$ —	$ —	$ —	$ —	$ —	$ 90
Balance at December 31, 1992	—	90	—	—	—	—	—	—	90
Subscription receivable for common stock at $1.61 per share	—	10	—	—	—	—	—	—	10
Issuance of common stock for subscription receivable	992,000	892	—	—	(892)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(24,784)	(24,784)
Balance at December 31, 1993	992,000	992	—	—	(892)	—	—	(24,784)	(24,684)
Issuance of $.001 par value common stock in exchange for license agreement	248,000	248	—	—	39,752	—	—	—	40,000
Issuance of Series A convertible preferred stock ($.001 par value) together with Series A and Series B stock warrants at $1.00 per share	—	—	700,000	704	529,023	—	—	—	529,727
Issuance of Series A convertible preferred stock upon exercise of Series A warrants at $1.00 per share	—	—	1,300,000	1,300	1,298,700	—	—	—	1,300,000
Accretion to redemption value of preferred stock	—	—	—	—	58,839	—	—	(58,839)	—
Net loss	—	—	—	—	—	—	—	(898,929)	(898,929)
Balance at December 31, 1994	1,240,000	1,240	2,000,000	2,004	1,925,422	—	—	(982,552)	946,114
Issuance of Series A convertible preferred stock at $1.00 per share	—	—	3,000,000	3,000	2,973,454	—	—	—	2,976,454
Accretion to redemption value of preferred stock	—	—	—	—	229,837	—	—	(229,837)	—
Net loss	—	—	—	—	—	—	—	(2,384,176)	(2,384,176)
Balance at December 31, 1995	1,240,000	1,240	5,000,000	5,004	5,128,713	—	—	(3,596,565)	1,538,392
Issuance of Series B convertible preferred stock at $1.60 per share, net of issuance costs	—	—	5,032,500	5,033	7,992,705	—	—	—	7,997,738
Cancellation of Series B warrants previously issued with Series A	—	—	—	(4)	4	—	—	—	—
Cancellation of Series A redemption rights	—	—	—	—	(288,676)	—	—	288,676	—
Issuance of common stock upon exercise of stock options for cash of $4,024 and notes receivable of $90,000 at $0.16 per share	582,950	583	—	—	93,441	(90,000)	—	—	4,024
Net loss	—	—	—	—	—	—	—	(4,053,027)	(4,053,027)
Balance at December 31, 1996	1,822,950	1,823	10,032,500	10,033	12,926,187	(90,000)	—	(7,360,916)	5,487,127

Balance at December 31, 1996	1,822,950	1,823	10,032,500	10,033	12,926,187	(90,000)	—	(7,360,916)	5,487,127
Issuance of common stock upon exercise of stock options for cash of $20,288 and notes receivable of $49,687 at $0.16-$0.40 per share	175,770	176	—	—	69,799	(49,687)	—	—	20,288
Net loss	—	—	—	—	—	—	—	(6,512,591)	(6,512,591)
Balance at December 31, 1997	1,998,720	1,999	10,032,500	10,033	12,995,986	(139,687)	—	(13,873,507)	(1,005,176)
Issuance of Series C convertible preferred stock at $1.81 per share, net of issuance costs	—	—	9,944,750	9,945	17,937,102	—	—	—	17,947,047
Issuance of common stock upon exercise of stock options for cash of $3,464 at $0.16-$0.40 per share	13,239	13	—	—	3,451	—	—	—	3,464
Net loss	—	—	—	—	—	—	—	(8,573,923)	(8,573,923)
Balance at December 31, 1998	2,011,959	2,012	19,977,250	19,978	30,936,539	(139,687)	—	(22,447,430)	8,371,412
Issuance of Series C convertible preferred stock at $1.81 per share, net of issuance costs	—	—	5,311,036	5,311	9,529,532	—	—	—	9,534,843
Issuance of common stock upon exercise of stock options for cash of $3,695 at $0.16-$0.56 per share	10,179	10	—	—	3,685	—	—	—	3,695
Deferred compensation related to options	—	—	—	—	6,811,055	—	(4,442,294)	—	2,368,761
Beneficial conversion feature related to issuance of preferred stock	—	—	—	—	9,612,975	—	—	(9,612,975)	—
Net loss	—	—	—	—	—	—	—	(11,287,740)	(11,287,740)
Balance at December 31, 1999	2,022,138	2,022	25,288,286	25,289	56,893,786	(139,687)	(4,442,294)	(43,348,145)	8,990,971
Issuance of 5,000,000 shares of common stock, net of issuance costs	5,000,000	5,000	—	—	82,764,396	—	—	—	82,769,396
Conversion of preferred stock to common stock upon IPO	15,678,737	15,679	(25,288,286)	(25,289)	9,610	—	—	—	—
Extinguishments of notes receivable	—	—	—	—	—	139,687	—	—	139,687
Issuance of common stock upon exercise of stock options for cash of $73,855 at $0.16-$0.56 per share	254,001	254	—	—	73,601	—	—	—	73,855
Deferred compensation related to options	—	—	—	—	16,860,998	—	(2,062,800)	—	14,798,198
Net loss	—	—	—	—	—	—	—	(23,361,475)	(23,361,475)
Balance at December 31, 2000	22,954,876	22,955	—	—	156,602,391	—	(6,505,094)	(66,709,620)	83,410,632
Issuance of common stock upon exercise of stock options for cash of $103,831 at $0.40-$2.42 per share	175,096	175	—	—	103,656	—	—	—	103,831
Issuance of common stock upon exercise of purchase rights at an exercise price of $3.84 per share	9,225	9	—	—	35,433	—	—	—	35,442
Stock compensation expense	—	—	—	—	283,512	—	—	—	283,512
Deferred compensation related to options	—	—	—	—	(99,700)	—	3,561,504	—	3,461,804
Net loss	—	—	—	—	—	—	—	(20,144,325)	(20,144,325)
Balance at December 31, 2001	23,139,197	23,139	—	—	156,925,292	—	(2,943,590)	(86,853,945)	67,150,896

Balance at December 31, 2001	23,139,197	23,139	—	—	156,925,292	—	(2,943,590)	(86,853,945)	67,150,896
Issuance of common stock in private placement for $6.00 per share, net of issuance costs	2,500,000	2,500	—	—	14,929,273	—	—	—	14,931,773
Issuance of common stock upon exercise of stock options for cash of $290,753 at $0.40-$7.38 per share	187,126	187	—	—	290,566	—	—	—	290,753
Issuance of common stock upon exercise of purchase rights at an exercise price of $3.84-$6.39 per share	27,446	27	—	—	120,252	—	—	—	120,279
Issuance of common stock upon exercise of warrants for equipment lease line	9,685	10	—	—	21,521	—	—	—	21,531
Stock compensation expense	—	—	—	—	190,378	—	—	—	190,378
Deferred compensation related to options	—	—	—	—	(1,456,577)	—	1,842,124	—	385,547
Net loss	—	—	—	—	—	—	—	(25,768,974)	(25,768,974)
Balance at December 31, 2002	25,863,454	25,863	—	—	171,020,705	—	(1,101,466)	(112,622,919)	57,322,183
Issuance of common stock upon exercise of stock options for cash of $75,686 at $.56-$2.42 per share	35,400	35	—	—	75,651	—	—	—	75,686
Issuance of common stock upon exercise of purchase rights at an exercise price of $2.48-$2.58 per share	32,189	33	—	—	81,466	—	—	—	81,499
Issuance of common stock in private placement for $2.32 per share together with common stock warrants for $3.14 per share, net of issuance costs	5,172,412	5,173	—	—	11,196,549	—	—	—	11,201,722
Stock compensation expense	—	—	—	—	178,166	—	—	—	178,166
Deferred compensation related to options	—	—	—	—	(1,137,244)	—	815,890	—	(321,354)
Net loss	—	—	—	—	—	—	—	(23,126,625)	(23,126,625)
Balance at December 31, 2003	31,103,455	31,104	—	—	181,415,293	—	(285,576)	(135,749,544)	45,411,277
Issuance of common stock upon exercise of stock options for cash of $97,794 at $.40-$4.75 per share	35,935	36	—	—	97,758	—	—	—	97,794
Issuance of common stock upon exercise of purchase rights at an exercise price of $1.85-$1.91 per share	36,393	36	—	—	68,239	—	—	—	68,275
Stock issuance costs	—	—	—	—	(8,279)	—	—	—	(8,279)
Stock compensation recovery	—	—	—	—	(170,118)	—	—	—	(170,118)
Deferred compensation related to options	—	—	—	—	50,583	—	250,756	—	301,339
Net loss	—	—	—	—	—	—	—	(21,837,285)	(21,837,285)
Balance at December 31, 2004	31,175,783	$ 31,176	—	$ —	$ 181,453,476	$ —	$ (34,820)	$ (157,586,829)	$ 23,863,003

Balance at December 31, 2004	31,175,783	$ 31,176	—	$ —	$ 181,453,476	$ —	$ (34,820)	$ (157,586,829)	$ 23,863,003
Issuance of common stock upon exercise of stock options for cash of $197,513 at $.16-$1.78 per share	352,081	352	—	—	197,161	—	—	—	197,513
Issuance of common stock upon exercise of purchase rights at an exercise price of $1.82 and $1.85 per share	26,675	27	—	—	48,804	—	—	—	48,831
Issuance of Series A Exchangeable Preferred Stock at $22.10 per share, net of issuance costs	—	—	2,352,443	2,352	48,837,479	—	—	—	48,839,831
Beneficial conversion feature related to issuance of preferred stock	—	—	—	—	623,489	—	—	(623,489)	—
Conversion of Series A Exchangeable Preferred Stock to common stock	23,524,430	23,524	(2,352,443)	(2,352)	(21,172)	—	—	—	—
Stock compensation expense	—	—	—	—	443,644	—	—	—	443,644
Deferred compensation related to options	—	—	—	—	(604)	—	34,820	—	34,216
Net loss	—	—	—	—	—	—	—	(20,136,588)	(20,136,588)
Balance at December 31, 2005	55,078,969	$ 55,079	—	$ —	$ 231,582,277	$ —	$ —	$ (178,346,906)	$ 53,290,450
Issuance of common stock upon exercise of stock options for cash of $561,097 at $.40-$3.20 per share	413,680	414	—	—	560,683	—	—	—	561,097
Issuance of common stock upon exercise of purchase rights at an exercise price of $1.82, $1.96 and $3.05 per share	44,319	44	—	—	90,627	—	—	—	90,671
Issuance of common stock upon net exercise of warrants at an exercise price of $3.14 per share	37,459	37	—	—	(37)	—	—	—	—
Issuance of common stock upon exercise of warrants for cash of $2,233,187 at an exercise price of $3.14 per share	711,206	711	—	—	2,232,476	—	—	—	2,233,187
Issuance of restricted stock	410,000	410	—	—	(410)	—	—	—	—
Stock compensation expense	—	—	—	—	3,587,001	—	—	—	3,587,001
Net loss	—	—	—	—	—	—	—	(30,212,470)	(30,212,470)
Balance at December 31, 2006	56,695,633	$ 56,695	—	$ —	$ 238,052,617	$ —	$ —	$ (208,559,376)	$ 29,549,936

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,			Cumulative Period from September 1, 1992 (date of inception) through December 31,
	2004	2005	2006	2006
Cash Flows From Operating Activities:
Net loss	$(21,837,285)	$(20,136,588)	$(30,212,470)	$(198,322,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	530,386	401,106	312,251	3,087,264
Stock-based compensation expense	131,221	477,860	3,587,001	25,631,094
Write-off of long-term investment	—	—	—	1,000,000
Other	558	179	—	99,121
Changes in operating assets and liabilities:
Prepaid expenses and other assets	326,170	233,786	(2,054,486)	(2,605,352)
Interest receivable on investments	201,354	(190,882)	179,326	(434,108)
Accounts payable	230,288	(105,259)	34,921	400,133
Accrued liabilities	(682,264)	1,584,898	3,006,617	6,431,521
Net cash used in operating activities	(21,099,572)	(17,734,900)	(25,146,840)	(164,713,239)
Cash Flows From Investing Activities:
Acquisition of property and equipment	(55,700)	(108,771)	(228,043)	(3,436,778)
Purchases of marketable securities	(39,706,097)	(69,931,521)	(33,847,513)	(426,644,194)
Proceeds from sales of marketable securities	57,170,000	41,804,925	62,000,000	404,352,777
Purchase of long-term investment	—	—	—	(1,000,000)
Payments received on notes receivable	—	—	—	49,687
Net cash provided by (used in) investing activities	17,408,203	(28,235,367)	27,924,444	(26,678,508)
Cash Flows From Financing Activities:
Principal payments under capital leases	—	—	—	(422,088)
Proceeds from sales leaseback	—	—	—	120,492
Release (pledge) of restricted cash	—	—	183,333	(366,667)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	48,839,831	—	89,125,640
Proceeds from issuance of common stock associated with stock options, stock warrants and employee stock purchase plan	166,069	246,344	2,884,955	4,110,284
Proceeds from issuance of common stock, net of issuance costs	(8,279)	—	—	108,894,612
Net cash provided by financing activities	157,790	49,086,175	3,068,288	201,462,273
Net increase (decrease) in cash and cash equivalents	(3,533,579)	3,115,908	5,845,892	10,070,526
Cash and cash equivalents, beginning of period	4,642,305	1,108,726	4,224,634	—
Cash and cash equivalents, end of period	$1,108,726	$4,224,634	$10,070,526	$10,070,526
Supplemental Schedule of Cash and Non-cash Operating and Financing Activities:
Cash paid for interest	$—	$—	$—	$1,033,375
Issuance of stock in exchange for license agreement	—	—	—	40,000
Capital lease obligations incurred for acquisition of property and equipment	—	—	—	422,088
Issuance of stock in exchange for notes receivable	—	—	—	139,687
Conversion of preferred stock to common stock	—	48,839,831	—	89,125,640

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS

Unless the context otherwise requires, references in this report to “Allos,” the “Company,” “we,” “us” and “our” refer to Allos Therapeutics, Inc.

1.                 Formation and Business of the Company

We are a biopharmaceutical company focused on developing and commercializing innovative small molecule drugs for the treatment of cancer. We have three product candidates that are currently under development, EFAPROXYN (efaproxiral), PDX (pralatrexate) and RH1.

•       EFAPROXYN (efaproxiral) is the first synthetic small molecule designed to sensitize hypoxic, or oxygen-deprived, areas of tumors during radiation therapy by facilitating the release of oxygen from hemoglobin, the oxygen-carrying protein contained within red blood cells, thereby increasing the level of oxygen in tumors. The presence of oxygen in tumors is an essential element for the effectiveness of radiation therapy. By increasing tumor oxygenation, we believe EFAPROXYN has the potential to enhance the efficacy of standard radiation therapy.

•       PDX (pralatrexate) is a novel, small molecule chemotherapeutic agent that inhibits dihydrofolate reductase, or DHFR, a folic acid (folate)-dependent enzyme involved in the building of nucleic acid, or DNA, and other processes. PDX was rationally designed for efficient transport into tumor cells via the reduced folate carrier, or RFC-1, and effective intracellular drug retention. We believe these biochemical features, together with preclinical and clinical data in a variety of tumors, suggest that PDX may have a favorable potency and toxicity profile relative to methotrexate and other related DHFR inhibitors. We believe PDX has the potential to be delivered as a single agent or in combination therapy regimens.

•       RH1 is a small molecule chemotherapeutic agent that we believe is bioactivated by the enzyme DT-diaphorase, or DTD, otherwise known as NAD(P)H quinone oxidoreductase, or NQ01, which is over-expressed in many tumors relative to normal tissue, including lung, colon, breast and liver tumors. We believe that because RH1 is bioactivated in the presence of DTD, it has the potential to provide targeted drug delivery to these tumor types while limiting the amount of toxicity to normal tissue.

We incorporated in the Commonwealth of Virginia on September 1, 1992 as HemoTech Sciences, Inc. and filed amended Articles of Incorporation to change our name to Allos Therapeutics, Inc. on October 19, 1994. We reincorporated in Delaware on October 28, 1996. We operate as a single business segment.

Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative expenses. For the years ended December 31, 2004, 2005 and 2006, we had net losses attributable to common stockholders of $21.8 million, $20.8 million, and $30.2 million, respectively. Research and development expenses for the years ended December 31, 2004, 2005 and 2006 were $10.2 million, $11.2 million and $14.3 million, respectively. As of December 31, 2006, we had accumulated a deficit during our development stage of $208.6 million.

Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates. The timing and costs to complete the successful development of any of our product candidates are highly uncertain, and therefore difficult to estimate. The lengthy process of seeking regulatory approvals for our product candidates, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources. For a more complete discussion of the regulatory approval process, please refer to the “Government Regulation” section of Item 1 of this report. Clinical development timelines, likelihood of success and total costs vary widely and are impacted by a variety of factors discussed in the “Risk Factors” section of Item IA of this report. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of any of our product candidates or the ultimate costs of such efforts. Due to these same factors, we cannot be certain when, or if, we will generate any revenue or net cash inflow from any of our current product candidates.

Even if our clinical trials demonstrate the safety and effectiveness of our product candidates in their target conditions, we do not expect to be able to record commercial sales of any our product candidates until mid-2008 at the earliest. As of result of our research and development expenses and the costs of preparing for the possible commercial launch of EFAPROXYN and PDX, we expect to incur significant and growing losses for the foreseeable future. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect them to increase over the next several years as we continue to fund our development programs and prepare for the potential commercial launch of our product candidates.

As of December 31, 2006, we had $32.8 million in cash, cash equivalents, and investments in marketable securities. In February 2007, we raised approximately $50.5 million in net proceeds from the sale of 9,000,000 shares of common stock in an underwritten offering, after deducting underwriting commissions and other expenses. Based upon the current status of our product development plans, we believe that our existing cash, cash equivalents, and investments in marketable securities, including the net proceeds of the February 2007 financing, will be adequate to satisfy our capital needs through at least the next twelve months. If our ongoing Phase 3 ENRICH trial meets its primary endpoint in mid-2007, we would expect to raise additional capital resources to prepare for the potential commercialization of EFAPROXYN and support the future development of EFAPROXYN in other indications. If the ENRICH trial fails to meet its primary endpoint, we believe that our existing resources could be adequate to support our operations through the end of 2008, although there can be no assurance that this can, in fact, be accomplished.

Our forecasts of the periods of time through which our financial resources will be adequate to support our operations are forward-looking statements that involve risks and uncertainties, and actual results could vary materially. We anticipate continuing our current development programs and/or beginning other long-term development projects involving our product candidates. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. Therefore, we may need to obtain additional funds from outside sources to continue research and development activities, fund operating expenses, pursue regulatory approvals and build sales and marketing capabilities, as necessary. However, our actual capital requirements will depend on many factors, including:

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

2.                 Summary of Significant Accounting Policies

Basis of Presentation

We have not generated any revenue to date and our activities have consisted primarily of developing products, raising capital and recruiting personnel. Accordingly, we are considered to be in the development stage at December 31, 2006, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

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

Cash, Cash Equivalents and Investments in Marketable Securities

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The carrying values of our cash equivalents and investments in marketable securities approximate their market values based on quoted market prices. We account for investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in marketable securities are classified as held to maturity and are carried at cost plus accrued interest. Our cash, cash equivalents and investments in marketable securities at December 31, 2005 and 2006 are maintained in a financial institution in amounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe such accounts are not exposed to any significant credit risk in this area. We place investments in high-quality securities in accordance with our investment policy. Substantially all of our investments in marketable securities as of December 31, 2006 are held in corporate notes with remaining maturities ranging from one to five months.

Restricted Cash

On May 24, 2001, $550,000 of cash was pledged as collateral on a letter of credit related to our building lease and was classified as restricted cash on the balance sheet. During 2006, in accordance with the terms of the building lease, the amount of the letter of credit was reduced by $183,333. The remaining amount of $366,667 on the letter of credit is classified as restricted cash on the balance sheet as of December 31, 2006.

Prepaid Research and Development Expenses

Research and development expenditures are charged to expense as incurred. In accordance with certain research and development agreements, we are obligated to make certain upfront payments upon execution of the agreement. We record these upfront payments as prepaid research and development expenses. Such payments are recorded to research and development expense as services are performed. We evaluate on a quarterly basis whether events and circumstances have occurred that may indicate impairment of remaining prepaid research and development expenses.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are comprised of the following:

	December 31,
	2005	2006
Prepaid expenses and other assets	$338,393	$320,840
Receivable related to pending litigation settlement (see Note 8)	—	1,749,000
	$338,393	$2,069,840

Property and Equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method over estimated useful lives. Depreciation and amortization expense was $530,386, $401,106 and $312,251 for the years ended December 31, 2004, 2005 and 2006, respectively, and $3,087,264 for the cumulative period from inception through December 31, 2006.

The components of property and equipment are as follows:

	December 31,		Estimated
	2005	2006	Lives
Office furniture and equipment	$1,207,240	$1,244,924	5-7 years
Computer hardware and software	1,164,929	1,291,675	3 years
Lab equipment	79,109	76,763	5 years
Leasehold improvements	394,740	394,740	7 years
	2,846,018	3,008,102
Less accumulated depreciation and amortization	(2,158,290)	(2,404,582)
Property and equipment, net	$687,728	$603,520

Long-lived Assets

Long-lived assets, consisting primarily of property and equipment, are reviewed for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets.

Accounts Payable

Accounts payable are comprised of the following (certain prior year amounts have been reclassified to conform to the current year presentation):

	December 31,
	2005	2006
Trade accounts payable	$352,266	$388,133
Related parties	12,946	12,000
	$365,212	$400,133

Accrued liabilities

Accrued liabilities are comprised of the following (certain prior year amounts have been reclassified to conform to the current year presentation):

	December 31,
	2005	2006
Accrued research and development expenses	$1,570,534	$1,430,417
Accrued restructuring and separation costs (see Note 5)	208,786	427,266
Accrued personnel costs	1,201,821	1,481,849
Accrued litigation settlement costs (see Note 8)	—	2,000,000
Accrued clinical manufacturing expenses	165,479	655,552
Accrued expenses—other	278,284	436,437
	$3,424,904	$6,431,521

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, investments in marketable securities, prepaid expenses, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate their fair value due to their short maturities. The fair value of our long-term investments in marketable securities approximates $125,872 based on quoted market prices at December 31, 2005. We had no long-term investments in marketable securities at December 31, 2006.

Stock-Based Compensation

We adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) effective January 1, 2006. Under the provisions of SFAS 123R, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period of the award. Prior to the adoption of SFAS 123R, we accounted for grants of stock-based awards according to the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. We applied the provisions of SAB 107 in connection with our adoption of SFAS 123R. We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123R (see Note 4). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). We elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital (“APIC”) pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and our Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. This adoption did not have an impact on our financial statements.

Research and Development

Research and development expenditures are charged to expense as incurred. Research and development expenses include the costs of certain personnel, basic research, preclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, patents and licensing fees for our product candidates. We record upfront fees and milestone payments made under our licensing agreements for our product candidates as research and development expense as incurred. We accrue research and development expenses for activity as incurred during the fiscal year and prior to receiving invoices from clinical sites and third party clinical and preclinical research organizations. We accrue external costs for clinical and preclinical studies based on an evaluation of the following: the progress of the studies, including patient enrollment, dosing levels of patients enrolled, estimated costs to dose patients, invoices received, and contracted costs with clinical sites and third party clinical and preclinical research organizations. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates. During the years ended December 31, 2004, 2005, and 2006, we did not have any changes in estimates that would have resulted in material adjustments to research and development expenses accrued in the prior period. However, during the quarter ended December 31, 2006, we did change our estimate relating to certain costs for our Phase 3 ENRICH trial for EFAPROXYN as a result of new information, which resulted in a reduction of research and development expenses of approximately $400,000 and a corresponding decrease in accrued research and development expenses as of December 31, 2006.

Clinical Manufacturing

Clinical manufacturing expenses include the costs of certain personnel and third party manufacturing costs for our product candidates for use in clinical trials and preclinical studies, and certain costs associated with pre-commercial scale-up of manufacturing to support regulatory and anticipated commercial requirements. Our finished drug inventory is expensed to clinical manufacturing since we are still a development stage company and we have not received regulatory approval to market our product candidates. If and when we receive regulatory approval, we will be required to capitalize any future costs of our marketed products at the lower of cost or market and then expense the sold inventory as a component of cost of goods sold.

Income Taxes

Income taxes are accounted for under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities at each year end and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances have been established to reduce the Company’s deferred tax assets to zero, as we believe that it is more likely than not that such assets will not be realized.

Net Loss Per Share

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Under the provisions of SFAS 128, basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all dilutive potential common stock outstanding during the period, including stock options, restricted stock, stock warrants and shares to be issued under our employee stock purchase plan.

Diluted net loss per share is the same as basic net loss per share for all periods presented because any potential dilutive common shares were anti-dilutive due to our net loss (i.e., including such shares would decrease our basic net loss per share). Potential dilutive common shares that would have been included in the calculation of diluted earnings per share if we had net income are as follows:

	Year ended December 31,
	2004	2005	2006
Common stock options	693,772	233,063	1,142,205
Restricted stock	—	—	410,000
Common stock warrants	—	—	123,072
	693,772	233,063	1,675,277

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133 and SFAS No. 140. SFAS 155 will be effective for the Company beginning in the first quarter of 2007. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. We are currently assessing the impact of the adoption of SFAS 155 on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of the adoption of FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently assessing the impact of the adoption of SFAS 157 on our financial statements.

3.                 Stockholders’ Equity

Common Stock

2000 Initial Public Offering

On March 27, 2000, the Securities and Exchange Commission (“SEC”) declared effective our Registration Statement on Form S-1. Pursuant to this Registration Statement, we completed an Initial Public Offering of 5,000,000 shares of our common stock at a price of $18.00 per share (the “IPO”). Proceeds to us from the IPO, after calculation of the underwriters’ discount and commission, totaled approximately $82.8 million, net of offering costs of approximately $1.0 million (excluding underwriters discounts and commissions). Concurrent with the closing of the IPO, all outstanding shares of our convertible preferred stock were automatically converted into 15,678,737 shares of common stock.

Concurrent with the closing of our IPO, our Certificate of Incorporation was amended to authorize 10,000,000 shares of undesignated preferred stock, none of which were issued or outstanding at

December 31, 2006. Our Board of Directors is authorized to fix the designation, powers, preferences, and rights of any such series.

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

2005 Series A Exchangeable Preferred Stock Financing

In March 2005, we entered into a Securities Purchase Agreement with Warburg Pincus Private Equity VIII, L.P. (“Warburg”) and certain other investors pursuant to which we issued and sold 2,352,443 shares of Series A Exchangeable Preferred Stock (the “Exchangeable Preferred”), at a price per share of $22.10 (the “Preferred Purchase Price”), for aggregate gross proceeds of approximately $52.0 million (the “Preferred Stock Financing”). We incurred offering expenses of $3.2 million in connection with the sale of Exchangeable Preferred, resulting in net cash proceeds to the Company of approximately $48.8 million. The shares of Exchangeable Preferred were sold under our shelf Registration Statement on Form S-3 (File No. 333-113353) declared effective by the Securities and Exchange Commission on April 21, 2004.

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

Pursuant to the Securities Purchase Agreement, for so long as Warburg owns at least two-thirds of the shares of common stock issued upon exchange of such Exchangeable Preferred, we will nominate and use our reasonable best efforts to cause to be elected and cause to remain as directors on our Board of Directors two individuals designated by Warburg (each, an “Investor Designee” and collectively, the

“Investor Designees”). If Warburg no longer has the right to designate two members of our Board of Directors, then, for so long as Warburg owns at least 50% of the shares of common stock issued upon exchange of such Exchangeable Preferred, we will nominate and use our reasonable best efforts to cause to be elected and cause to remain as a director on our Board of Directors, one Investor Designee. In addition, subject to applicable law and the rules and regulations of the SEC and the Nasdaq Stock Market, we will use our reasonable best efforts to cause one of the Investor Designees to be a member of each principal committee of our Board of Directors; however, our Board of Directors has determined, based on its analysis of Rule 10A-3 under the Securities Exchange Act of 1934, as amended, that the Investor Designees are not eligible to serve as members of the Audit Committee of the Board of Directors due to the size of Warburg’s ownership interest. Effective upon the closing of the sale of Exchangeable Preferred to Warburg on March 4, 2005, Messrs. Stewart Hen and Jonathan Leff, each of whom is a Managing Director of Warburg, were appointed to our Board of Directors pursuant to Warburg’s right to nominate directors.

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

2007 Common Stock Financing

On February 2, 2007, we sold 9,000,000 shares of our common stock in an underwritten offering at a price of $6.00 per share (the “February 2007 Financing”). We received net proceeds from the offering of approximately $50.5 million, after deducting underwriting commissions of approximately $3.2 million and other offering expenses of approximately $250,000. The shares of common stock were sold under our shelf Registration Statement on Form S-3 (File No. 333-134965), declared effective by the Securities and Exchange Commission on July 10, 2006.

Baker Brothers Life Sciences, L.P. and certain other affiliated funds (collectively “Baker”) purchased 3,300,000 shares of common stock in the February 2007 Financing. As a result of such purchase, Baker holds in excess of 15% of our outstanding common stock following the closing of the February 2007 Financing. In connection with the February 2007 Financing, Baker entered into a standstill agreement with the Company, agreeing not to pursue, for four years, certain activities the purpose or effect of which may be to change or influence control of the Company.

Common Stock Reserved for Future Issuance

At December 31, 2006, we have reserved shares of common stock for future issuance as follows:

	Outstanding at December 31, 2006	Available for grant at December 31, 2006	Shares of Common Stock Reserved at December 31, 2006
1995 Stock Option Plan	438,427	—	438,427
2000 Stock Option Plan	4,331,644	2,594,855	6,926,499
2001 Employee Stock Purchase Plan	—	2,323,753	2,323,753
2002 Broad Based Equity Incentive Plan	658,500	305,393	963,893
2006 Inducement Award Plan	350,000	1,040,000	1,390,000
Total for Equity Incentive Plans	5,778,571	6,264,001	12,042,572
Stock warrants	748,187	—	748,187
Grand total	6,526,758	6,264,001	12,790,759

Stock Warrants

In November 2003, in conjunction with the private placement of 5,172,412 shares of common stock to various purchasers, we issued warrants to purchase 1,706,893 shares of common stock at an exercise price of $3.14 per share with a life of four years. As of December 31, 2006, 748,187 of these warrants remained outstanding.

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

In connection with the acquisition of shares of our common stock by Baker in the February 2007 Financing, we amended the Stockholder Rights Plan to provide that Baker will be exempt from the Stockholder Rights Plan, unless Baker becomes, without the Company’s prior consent, the beneficial owner of more than 20% of our common stock.

Until the Rights become exercisable, the Rights will have no dilutive impact on our earnings per share data. The Rights are protected by customary anti-dilution provisions. As of December 31, 2006, no shares of Series A Junior Participating Preferred Stock were issued or outstanding.

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

During 2000, concurrent with our IPO, the Board of Directors suspended the 1995 Plan and adopted the Allos Therapeutics, Inc. 2000 Stock Incentive Compensation Plan (the “2000 Plan”). The 2000 Plan provides for the granting of stock options similar to the terms of the 1995 Plan as described above. Any shares remaining for future option grants and any future cancellations of options from our 1995 Plan will be available for future grant under the 2000 Plan. Suspension of the 1995 Plan had no effect on the options outstanding under the 1995 Plan. Under the 2000 Plan, we are authorized to increase the number of shares of common stock that shall be available annually on the first day of each fiscal year beginning in 2001 in an amount equal to the lesser of 440,000 shares or 2% of the adjusted average common shares outstanding used to calculate fully diluted earnings per share as reported in our Annual Report to Stockholders for the preceding year, or alternatively, by any lesser amount determined by our Board of Directors. On December 21, 2005, our stockholders approved an amendment and restatement of the 2000 Plan to: (i) increase the aggregate number of shares of common stock authorized for issuance under the 2000 Plan by 3,500,000 shares and (ii) provide that the number of shares of common stock that may be granted under the 2000 Plan to any one employee during any calendar year cannot exceed 2,000,000 shares.

In January 2002, our Board of Directors approved the Allos Therapeutics, Inc. 2002 Broad Based Equity Incentive Plan (the “2002 Plan”). Under the 2002 Plan, we are authorized to issue up to 1,000,000 shares of common stock to employees, consultants and members of the Board of Directors. Under the terms of the 2002 Plan, the aggregate number of shares underlying stock awards to officers and directors once employed by us cannot exceed 49% of the number of shares underlying all stock awards granted, as determined on certain specific dates. The 2002 Plan will terminate on January 7, 2012.

In June 2006, our Board of Directors approved the Allos Therapeutics, Inc. 2006 Inducement Award Plan (the “2006 Plan”). Under the 2006 Plan, we are authorized to issue up to 1,500,000 shares of common stock pursuant to equity awards, including nonstatutory stock options, stock grant awards, stock purchase awards, stock unit awards and other forms of equity compensation. We may grant awards under the 2006 Plan only to persons not previously an employee or director of ours, or following a bona fide period of non-employment, as an inducement material to such individual’s entering into employment with us and to provide incentives for such persons to exert maximum efforts for our success.

The 1995, 2000, 2002 and 2006 Plans (the “Plans”) provide for appropriate adjustments in the number of shares reserved and outstanding options in the event of certain changes to our outstanding common stock by reason of merger, recapitalization, stock split or other similar events. Options granted under the Plans may be exercised for a period of not more than 10 years from the date of grant or any shorter period as determined by our Board of Directors. Options vest as determined by the Board of Directors, generally over a period of two to four years, subject to acceleration under certain events. The exercise price of any incentive stock option granted under the Plans must equal or exceed the fair market value of our common stock on the date of grant, or 110% of the fair market value per share in the case of a 10% or greater stockholder.

The following table summarizes our stock option activity and related information for the 1995, 2000, 2002 and 2006 Plans:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	3,539,818	$4.14	2,161,725	$3.60
Granted	1,018,310	3.29
Exercised	(35,935)	2.72
Canceled	(648,745)	4.66
Outstanding at December 31, 2004	3,873,448	$3.84	2,537,256	$3.76
Granted	602,764	2.37
Exercised	(352,081)	0.56
Canceled	(179,756)	4.69
Outstanding at December 31, 2005	3,944,375	$3.87	2,809,991	$4.20
Granted	2,660,343	2.93
Exercised	(413,680)	1.36
Canceled	(412,467)	4.15
Outstanding at December 31, 2006	5,778,571	$3.60	2,900,556	$4.27

The following table summarizes information about options outstanding and exercisable as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.00—$1.38	20,336	1.2	$0.48	20,336	$0.48
$1.39—$2.75	2,423,659	7.6	2.49	989,713	2.32
$2.76—$4.13	1,878,800	8.6	3.15	518,347	3.22
$4.14—$5.50	767,181	5.8	4.97	684,712	4.96
$5.51—$6.88	388,090	4.6	6.16	388,090	6.16
$6.89—$8.25	95,000	5.8	7.31	93,853	7.31
$8.26—$9.63	162,205	5.5	8.79	162,205	8.79
$9.64—$11.00	28,500	3.5	10.95	28,500	10.95
$12.39—$13.75	14,800	3.6	13.75	14,800	13.75
	5,778,571	7.3	$3.60	2,900,556	$4.27

The following table summarizes information about outstanding stock options that are fully vested and currently exercisable, and outstanding stock options that are expected to vest in the future:

	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value
As of December 31, 2006:
Options fully vested and exercisable	2,900,556	5.7	$4.27	$5,571,808
Options expected to vest, including effects of expected forfeitures	2,583,705	9.0	$2.93	7,641,181
Options fully vested and expected to vest	5,484,261	7.3	$3.64	$13,212,989

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our closing stock price of $5.85 as of December 31, 2006, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2006 was 2,313,108. The total fair value of options vested during the year ended December 31, 2006 was approximately $1,117,000.

The total intrinsic value of options exercised during the year ended December 31, 2006 was $1,104,117. The total cash received from employees as a result of employee stock option exercises during the year ended December 31, 2006 was $561,097. We settle employee stock option exercises with newly issued common shares. No tax benefits were realized by us in connection with these exercises during the year ended December 31, 2006 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of December 31, 2006.

Restricted Stock

During the year ended December 31, 2006, we granted 410,000 shares of restricted stock. We did not grant restricted stock during the years ended December 31, 2004 and 2005. The shares of restricted stock vest in four equal annual installments from the date of grant. As of December 31, 2006, 410,000 shares of restricted stock were outstanding and no shares were vested.

Employee Stock Purchase Plan

On February 28, 2001, our Board of Directors approved the Allos Therapeutics, Inc. 2001 Employee Stock Purchase Plan (“Purchase Plan”), which was also approved by our stockholders on April 17, 2001. Under the Purchase Plan, we are authorized to issue up to 2,500,000 shares of common stock to qualified employees. Qualified employees can choose to have up to 10% of their annual base earnings withheld to purchase shares of our common stock during each offering period. The purchase price of the common stock is 85% percent of the lower of the fair market value of a share of common stock on the first day of the offering or the fair market value of a share of common stock on the last day of the purchase period. We sold 36,393, 26,675 and 44,319 shares to employees in 2004, 2005 and 2006, respectively. There were 2,323,753 shares available for sale under the Purchase Plan as of December 31, 2006. The Purchase Plan will terminate on February 27, 2011.

4.                 Stock-Based Compensation

Prior to the Adoption of SFAS 123R

During the year ended December 31, 2004, we recorded a net recovery of stock-based compensation expense of $95,000 in marketing, general and administrative expenses, and stock-based compensation expense of $170,000 and $56,000 in research and development and clinical manufacturing expenses, respectively.

During the year ended December 31, 2005, we recorded stock-based compensation expense of $476,000 and $2,000 in marketing, general and administrative expenses and research and development expenses, respectively. The $476,000 of stock-based compensation expense recorded in marketing, general and administrative expenses is primarily due to an amendment in May 2005 of the terms surrounding the exercise period for certain options that were granted to our Chairman of the Board of Directors during 2000 (see Note 9).

Prior to the adoption of SFAS 123R, we provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures. The following table illustrates the pro forma effect on net loss attributable to common stockholders and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the years ended December 31, 2004 and 2005:

	2004	2005
Net loss attributable to common stockholders—as reported	$(21,837,285)	$(20,760,077)
Add: Stock-based employee compensation expense included in reported net loss	131,221	477,860
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(1,618,441)	(1,737,894)
Pro forma net loss attributable to common stockholders	$(23,324,505)	$(22,020,111)
Net loss per share: basic and diluted—as reported	$(0.70)	$(0.45)
Net loss per share: basic and diluted—pro forma	$(0.75)	$(0.48)

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under our stock option plans during the years ended December 31, 2004 and 2005 was $2.23 and $1.42 per share, respectively. The weighted average estimated grant date fair value of purchase awards under our Allos Therapeutics, Inc. 2001 Employee Stock Purchase Plan during the years ended December 31, 2004 and 2005 was $1.23 and $0.84, respectively. The estimated grant date fair values were calculated using the Black-Scholes option-pricing model.

The following assumptions are included in the estimated grant date fair value calculations for our stock option and employee stock purchase awards for the years ended December 31, 2004 and 2005:

	2004	2005
Stock option plans:
Expected dividend yield	0%	0%
Expected stock price volatility	65%-126%	78%-85%
Risk free interest rate	2.14%-5.5%	2.3%-4.5%
Expected life (years)	0.9-5.0	4.0-5.0
Stock purchase plan:
Expected dividend yield	0%	0%
Expected stock price volatility	64%-119%	35%-69%
Risk free interest rate	0.94%-1.65%	1.6%-3.8%
Expected life (years)	1.5-2.0	2.0

Impact of the adoption of SFAS 123R

In accordance with the modified prospective transition method of SFAS 123R, we recognized total stock-based compensation expense of $3,587,001 during the year ended December 31, 2006. For the year ended December 31, 2006, we allocated stock-based compensation expense of $2,813,661, $660,274, and $113,066 to marketing, general and administrative, research and development and clinical manufacturing expenses, respectively. We did not recognize a related tax benefit during the year ended December 31, 2006 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of December 31, 2006. Our adoption of SFAS 123R did not impact our net cash flows from operating, investing or financing activities for the year ended December 31, 2006. No stock-based compensation expense was capitalized on our Balance Sheet as of December 31, 2006. The impact of the adoption of SFAS 123R for the year ended December 31, 2006 was to increase stock-based compensation expense by $2,649,422 and increase our net loss per share by $0.03, on a basic and fully-diluted basis.

Outstanding and unvested stock-based awards as of December 31, 2005

For stock-based awards that were outstanding and unvested as of December 31, 2005, we had an unrecorded deferred stock-based compensation balance of $805,652, as calculated under the provisions of SFAS 123 for purposes of pro forma disclosures. In our pro forma disclosures prior to the adoption of SFAS 123R, we accounted for forfeitures upon occurrence. SFAS 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Accordingly, as of January 1, 2006, we estimated that the stock-based compensation for the awards not expected to vest was $129,710, and therefore, the unrecorded deferred stock-based compensation balance related to stock options outstanding and unvested as of December 31, 2005 was adjusted to $675,942 after estimated forfeitures. During the year ended December 31, 2006, we recorded stock-based compensation related to these awards of $485,173. As of December 31, 2006, the unrecorded deferred stock-based compensation balance related to outstanding and unvested stock options as of December 31, 2005 was $190,769 and will be recognized over an estimated weighted-average amortization period of 0.8 years.

Stock-based awards during the year ended December 31, 2006

During the year ended December 31, 2006, we granted 2,660,343 stock options with an estimated total grant-date fair value of $4,771,885, or $1.79 per share  Of this amount, we estimated that the stock-based compensation for the awards not expected to vest was $421,215.  During the year ended December 31, 2006, we recorded stock-based compensation related to these awards of $2,122,221. As of December 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $2,228,449 and will be recognized over an estimated weighted-average amortization period of 1.5 years.

During the year ended December 31, 2006, we entered into a Separation Agreement with our former President and Chief Executive Officer, Michael E. Hart, and we entered into a consulting agreement with a former member of our Board of Directors, Dr. Marvin E. Jaffe (these arrangements are described in more detail in Note 9 below). Pursuant to these arrangements, the exercise periods of certain stock options held by Mr. Hart and Dr. Jaffe were extended as a result of their consulting relationships and were deemed modified for accounting purposes. We have accounted for the modifications to these options in accordance with SFAS 123R and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and recorded a one-time stock-based compensation charge of $441,129 during the year ended December 31, 2006.

During the year ended December 31, 2006, we granted 410,000 shares of restricted stock to employees with an estimated total grant-date fair value of $1,286,300. The weighted-average grant-date fair value per share for restricted stock awards granted during the year ended December 31, 2006 was equal to $3.14 per share and was based on the closing market price of the Company’s common stock on the grant dates of the awards. During the year ended December 31, 2006, we recorded stock-based compensation related to these awards of $502,514. As of December 31, 2006, the unrecorded deferred stock-based compensation balance related to restricted stock was $783,786 and will be recognized over an estimated weighted-average amortization period of 1.6 years.

During the year ended December 31, 2006, we sold 44,319 shares of common stock to employees under our Employee Stock Purchase Plan. During the year ended December 31, 2006, we recognized stock-based compensation expense in connection with the Purchase Plan of $35,964. As of December 31, 2006, the unrecorded deferred stock-based compensation balance related to the Purchase Plan was $17,982 and will be recognized over an estimated weighted-average amortization period of six months. The weighted-average estimated grant date fair value of purchase awards under the Purchase Plan during the year ended December 31, 2006 was $0.96 per share, and was determined using the following weighted-average assumptions: an expected dividend yield of 0%; an expected stock price volatility of 46%; an expected life of 1.0 year; and a risk-free interest rate of 4.7%.

Valuation assumptions for stock options granted during the year ended December 31, 2006

For stock options granted during the year ended December 31, 2006, the majority vest according to the following schedule: 25% of the shares subject to the award vest one year after the date of grant, and the remaining 75% of the shares subject to the award vest in equal monthly installments thereafter over the next three years, until all such shares are vested and exercisable. Stock-based compensation calculated according to SFAS 123R is expensed over the vesting period of the individual options in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans (“FIN 28”). The fair value of stock options granted to our employees during the year ended December 31, 2006 was estimated on the date of each grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

•       An expected dividend yield of 0% as we do not expect to pay dividends during the expected life of these awards;

•       An expected stock price volatility of 81% determined using our historical stock volatility over the period equal to the expected life of each award;

•       An expected life of 3.9 years, determined by factoring the different vesting periods of each award in combination with our employees’ expected exercise behavior; and

•       A risk-free interest rate of 4.7%, based on United States Treasury zero-coupon issues with a remaining term equal to the expected life of each award.

5.                 Restructuring and Separation Costs

In January 2005, we executed agreements to sublease approximately three-quarters of the 12,708 square feet of excess space in our corporate offices located in Westminster, Colorado. The term of each sublease agreement is through the term of our office lease, or October 31, 2008. The total rental payments to us under the terms of the sublease agreements approximate $230,000. In the year ended December 31, 2005, we recorded a lease abandonment charge of $380,085 as our obligations under our primary lease were in excess of the sum of the actual and expected sublease rental payments for this excess space. As of December 31, 2006, the amount remaining in accrued restructuring and separation costs relating to this lease abandonment charge was $106,808.

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

•       an amount equal to $362,500 payable over the period from September 11, 2006 to September 11, 2007, minus applicable deductions and withholdings;

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

•       continued vesting of his stock options granted prior to March 3, 2006 for a period of one year following his termination of employment, which options will remain exercisable, subject to the terms of his consulting agreement with the Company (as described in Note 9 below), until ninety days following the termination of his consulting relationship with the Company; provided that in no event will Mr. Hart’s options issued under the Company’s 1995 Stock Option Plan remain exercisable beyond December 31, 2006; and

•       up to $20,000 of outplacement assistance during the period from March 10, 2006 to March 10, 2007.

We recorded separation costs of $645,666 during the year ended December 31, 2006 relating to our estimate of our total obligations under the Separation Agreement with Mr. Hart. During the year ended December 31, 2006, we made payments to Mr. Hart under the Separation Agreement of $325,208. As of December 31, 2006, the remaining liability of $320,458 relating to the Separation Agreement with Mr. Hart is recorded in accrued restructuring and separation costs.

6.                 Income Taxes

Income taxes computed using our net loss and the federal statutory income tax rate differs from our effective tax primarily due to the following for the years ended December 31, 2004, 2005 and 2006:

	2004	2005	2006
Federal income tax benefit at 35%	$(7,643,000)	$(7,047,800)	$(10,574,400)
State income tax, net of federal benefit	(626,400)	(577,100)	(813,900)
Stock-based compensation	47,500	6,600	275,600
Research and development and orphan drug credits	(721,126)	(756,264)	(1,355,693)
Change in valuation allowance	8,931,326	8,369,764	12,496,693
Other	11,700	4,800	(28,300)
Benefit for income taxes	$—	$—	$—

The components of our deferred tax assets as of December 31, 2005 and 2006 are as follows:

	2005	2006
Deferred tax assets:
Temporary differences	$491,500	$1,061,200
Research and development and orphan drug credit carryforwards	7,400,590	9,047,583
Net operating loss carryforwards	53,576,500	63,856,500
Total deferred tax assets	61,468,590	73,965,283
Valuation allowance	(61,468,590)	(73,965,283)
Net deferred tax assets	$—	$—

Our deferred tax assets represent an unrecognized future tax benefit. A valuation allowance has been established for the entire tax benefit as we believe that it is more likely than not that such assets will not be realized.

As of December 31, 2006, we have approximately $168.0 million of net operating loss (“NOL”) carryforwards, approximately $7.8 million of research and development (“R&D”) credit carryforwards and a $1.2 million orphan drug credit carryforward. These carryforwards will expire beginning in 2009. As of December 31, 2006, approximately $3.3 million of the NOL carryforwards relate to stock option exercises, which will result in an increase to additional paid-in-capital and a decrease in income taxes payable when and if the tax loss carryforwards are utilized. The utilization of these carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the carryforwards. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the NOL, R&D credit, and orphan drug credit carryforwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest and are subject to review and possible adjustment by the Internal Revenue Service. A greater than 50% change in ownership of a company within a three-year period results in an annual limitation on our ability to utilize our NOL, R&D credit and orphan drug credit carryforwards from tax periods prior to the ownership change. Our NOL, R&D credit and orphan drug credit carryforwards as of December 31, 2006 will likely be subject to annual limitation due to changes in ownership from the February 2007 Financing and previous financings (see Note 3). The amount of these limitations, if any, has not been determined, and our NOL, R&D credit and orphan drug credit carryforwards may expire unused. Additionally, future ownership changes could further limit the utilization of our NOL, R&D credit and orphan drug credit carryforwards.

7.                 Employee Benefit Plan

We maintain a defined contribution plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. From January 1, 1999 through December 31, 2006, we provided a 50% match of employees’ contributions up to $2,000 per employee per year. Effective January 1, 2007, we will provide a 50% match of employees’ contributions up to $5,000 per employee per year.  We made total contributions of $108,048, $98,276 and $105,675 during the years ended December 31, 2004, 2005 and 2006, respectively.

8.                 Commitments and Contingencies

Lease Commitments

We lease offices and research and development facilities, as well as certain office and lab equipment under agreements that expire at various dates through 2010. Total rent expense for the years ended December 31, 2004, 2005 and 2006 and the cumulative period from inception through December 31, 2006 was $735,409, $619,581, $586,010 and $4,377,177, respectively.

The aggregate future minimum rental commitments as of December 31, 2006, for non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year Ending December 31:
2007	$775,072
2008	657,014
2009	67,642
2010	5,651
2011	—
Total	$1,505,379

Manufacturing Commitments

In December 2003, we entered into an agreement with Baxter Healthcare Corporation (“Baxter”) for certain development and manufacturing services for the clinical and commercial production of EFAPROXYN formulated drug product. The agreement requires minimum purchase obligations by us, subject to FDA approval of EFAPROXYN. We currently have no commitments to Baxter under this agreement.

In June 2005, we entered into a manufacturing agreement with Hovione Inter Limited (“Hovione”) covering the supply of EFAPROXYN bulk drug substance, or efaproxiral sodium. Under the terms of the agreement, we are required to purchase a negotiated percentage of our annual requirements for efaproxiral sodium from Hovione. We must also meet annual minimum purchase requirements of efaproxiral sodium from Hovione equal to $2,000,000 in 2007, $3,500,000 in 2008, $5,000,000 in 2009, and $5,000,000 in each year thereafter through the end of the term of the agreement, which is the seventh anniversary of the date we obtain approval from the FDA to market EFAPROXYN. In the event that we do not meet these annual minimum purchase requirements, we have the option to pay two remaining extension fees to move the annual requirements out by a total of two years. These remaining extension fees are equal to $150,000 for the first extension and $200,000 for the second and final extension, if necessary. During the year ended December 31, 2006, we elected to incur an extension fee of $100,000 to move the minimum purchase requirement of $2,000,000 for 2006 to 2007. This $100,000 extension fee has been recorded in accrued clinical manufacturing expenses as of December 31, 2006.  The Company and Hovione each have customary termination rights, including termination for material breach or other events relating to insolvency or bankruptcy. In addition, we may terminate the agreement at any time, without penalty, if we decide to discontinue development or, if approved, marketing of EFAPROXYN, and our obligation to Hovione would equal the amount of any unpaid and outstanding purchase orders.

Royalty and License Fee Commitments

On January 14, 1994, we entered into a license agreement with the Center for Innovative Technology, or CIT, under which we obtained exclusive worldwide rights to a portfolio of patents related to allosteric hemoglobin modifier compounds, including EFAPROXYN, and their uses. In exchange for the license agreement, we paid CIT $50,000 in cash and issued 248,000 shares of our common stock valued at $0.16 per share. This license agreement was assigned by CIT to the Virginia Commonwealth University Intellectual Property Foundation, or VCUIPF, on July 28, 1997. Under the terms of the license agreement, we have the right to grant sublicenses, for which we must also pay royalties to VCUIPF for products produced by the sublicensees. Also, pursuant to the license agreement, we will pay VCUIPF a running royalty of 1% to 1.25% of our worldwide net revenue arising from the sale, lease or other commercialization of the allosteric hemoglobin modifier compounds. This license agreement terminates on the date the last United States patent licensed to us under the agreement expires, which is currently October 2016, but could be later depending on possible patent term extensions. Quarterly royalty payments are due within 60 days from the end of each calendar quarter. As of December 31, 2006, no royalty payments have been incurred.

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, under which we obtained exclusive worldwide rights to several issued United States patents and equivalent foreign patent applications to develop and market any product derived from any formulation of PDX in connection with all diagnostic and therapeutic uses, including human and veterinary diseases. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and are also required to make certain additional cash payments based upon the achievement of certain clinical development or regulatory milestones or the passage of certain time periods. To date, we have made aggregate milestone payments of $1.5 million based on the passage of time. In the future, we could make aggregate milestone payments of $1.5 million upon the earlier of achievement of a clinical development milestone or the passage of certain time periods (the “Clinical Milestone”), and up to $10 million upon achievement of certain regulatory milestones, including regulatory approval to market PDX in the United States or Europe. The next scheduled payments toward the Clinical Milestone of $500,000 each are currently due on December 23, 2007, 2008 and 2009. The up-front license fee and all milestone payments under the agreement, have been or will be recorded to research and development expense when incurred. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur. As of December 31, 2006, no royalty payments have been made or accrued.

In December 2004, we entered into an agreement with the University of Colorado Health Sciences Center, the University of Salford and Cancer Research Technology (“CRT”), under which we obtained exclusive worldwide rights to certain intellectual property surrounding a proprietary molecule known as RH1. Under the terms of the agreement, we paid an up-front license fee of $190,500 upon execution of the agreement and are also required to make certain additional cash payments based upon the achievement of certain clinical development, regulatory and commercialization milestones. To date, we have not made any milestone payments under the agreement. In the future, we could make aggregate milestone payments of up to $9.2 million upon the achievement of the clinical development, regulatory and commercialization milestones set forth in the agreement. The up-front license fee and all milestone payments under the agreement, as well as the one-time data option fee discussed below, have been or will be recorded to research and development expense when incurred. Under the terms of the agreement and related data option agreement, Cancer Research UK, CRT’s parent institution, will continue to support an ongoing Phase 1 dose escalation study, and we will have the right to obtain an exclusive license to the results of the study, for use in subsequent development and regulatory activities, upon payment of a one-time data option fee of $360,000. Upon completion of the Phase 1 study, we will assume responsibility for all future development costs and activities and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur. As of December 31, 2006, no royalty payments have been made or accrued.

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

On November 20, 2005, the plaintiff appealed the District Court’s decision to the U.S. Court of Appeals for the Tenth Circuit (the “Court of Appeals”).   In October 2006, the parties held discussions to settle the matter, although the terms of any such potential settlement remain subject to negotiation and no binding agreement has been reached. A settlement would be subject to various conditions, including approval of the District Court. We expect that any settlement in excess of our deductible would be covered by our insurance carrier. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of our settlement discussions or the legal proceedings. In the event a settlement is not concluded, we intend to vigorously defend against the plaintiff’s appeal. If the Court of Appeals reverses the District Court’s decision and we are not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. As of December 31, 2006, we have recorded $2,000,000 in accrued litigation settlement costs, which represents our best estimate of the potential gross amount of the settlement costs to be paid to the plaintiffs, and $1,749,000 in prepaid expenses and other assets, which represents the amount we expect to be reimbursed from our insurance carrier. The net difference of $251,000 between these amounts represents the remaining unpaid deductible under our insurance policy, and this amount has been recorded to marketing, general and administrative expenses for the year ended December 31, 2006.

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners, contractors, clinical sites and suppliers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or the use of our product candidates. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The estimated fair value of the indemnification provisions of these agreements is minimal as of December 31, 2006, and accordingly, we have no corresponding liabilities recorded as of December 31, 2006.

9.                 Related Party Transactions

Dr. Donald Abraham

In January 2001, we entered into a consulting agreement for scientific advisory services with Dr. Donald Abraham, a director of the Company from 1994 through May 10, 2004. Under the one-year agreement, which was renewable upon mutual consent, we paid Dr. Abraham consulting fees of $2,000 per month. In March 2002, this contract was terminated. Effective July 1, 2003, we entered into another one-year consulting agreement, under which we paid Dr. Abraham consulting fees of $5,000 per month. Starting in June 2004, this agreement has been renewed each year for successive one-year terms through June 30, 2007. For the years ended December 31, 2004, 2005, 2006 and the cumulative period from inception through December 31, 2006, we paid Dr. Abraham consulting fees of $90,000, $60,000, $60,000 and $258,000, respectively.

Dr. Stephen Hoffman

Dr. Stephen J. Hoffman has served as a member of our Board of Directors since 1994 and as our Chairman of the Board since December 2001. He also served as our President and Chief Executive Officer from July 1994 to December 2001. On January 12, 2000, we granted Dr. Hoffman a stock option to purchase 328,971 shares of common stock at $2.42 per share (the “1995 Plan Option”) under the terms of our 1995 Stock Option Plan. Effective February 28, 2003, we entered into a two-year consulting agreement (the “Consulting Agreement”) with Dr. Hoffman and terminated the employment agreement previously entered into with him in January 2001.

Pursuant to the Consulting Agreement, Dr. Hoffman served us as non-executive Chairman of the Board and was required to provide consulting services as requested by us from time to time. The Consulting Agreement provided for an annual consulting fee of $150,000, paid monthly, so long as Dr. Hoffman provided consulting services in accordance with the agreement. For the years ended December 31, 2004, 2005, and 2006, we paid Dr. Hoffman consulting fees of $127,150, $20,800 and $0, respectively. The Consulting Agreement also provided for a minimum guaranteed incentive payment of $45,000 per year payable to Dr. Hoffman for each full year of consulting services provided under the agreement. We paid Dr. Hoffman incentive compensation payments in 2004, 2005 and 2006 of $45,000, $45,000 and $0, respectively.

According to the Consulting Agreement, Dr. Hoffman’s then-outstanding options continued to vest through the end of the term of the agreement, or February 28, 2005. We have accounted for these stock options using variable accounting as prescribed by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and we recorded non-cash stock-based compensation of $173,963 during 2003 and a recovery of stock-based compensation of $170,118 and $2,488 during 2004 and 2005, respectively. Stock options granted to Dr. Hoffman in 2004, 2005 and 2006 related to Board of Director services.

The Consulting Agreement expired in accordance with its terms on February 28, 2005. On May 18, 2005, in recognition of Dr. Hoffman’s efforts and services on behalf of the Company and as an incentive for Dr. Hoffman’s continued service as our Chairman of the Board, our Board of Directors approved an amendment to the 1995 Plan Option to extend the exercise period for such option until the earlier of: (i) January 12, 2010 (the expiration date of such option), or (ii) three months after the date that Dr. Hoffman ceases to serve as a director of the Company. Prior to such amendment, the 1995 Plan Option would have expired on May 28, 2005, or three months after the expiration of Dr. Hoffman’s Consulting Agreement with the Company. Except as set forth above, the 1995 Plan Option remains in full force and effect in accordance with its original terms. In conjunction with this amendment to the 1995 Plan Option, we recorded non-cash stock-based compensation expense of $462,000 during the year ended December 31, 2005. This expense is reflected in marketing, general and administrative expenses in our Statement of Operations for the year ended December 31, 2005.

Dr. Marvin Jaffe, M.D.

Dr. Marvin E. Jaffe served as a member of our Board of Directors from 1994 to May 10, 2006. On March 11, 2006, Dr. Jaffe tendered his resignation as a director of the Company effective immediately prior to our 2006 annual meeting of stockholders and notified the Board that he did not intend to stand for reelection. As a result of Dr. Jaffe’s resignation as a director, on May 10, 2006, we entered into a consulting agreement with Dr. Jaffe in order to allow us to retain the benefit of Dr. Jaffe’s knowledge and expertise regarding the Company’s business and the potential clinical development and commercialization strategies for our products (the “Jaffe Consulting Agreement”). Pursuant to the Jaffe Consulting Agreement, Dr. Jaffe has agreed to provide up to 10 hours of consulting service per month as and when requested from time to time by the Company. In connection with the performance of his consulting services, we granted Dr. Jaffe a nonqualified stock option under the Company’s 2000 Stock Incentive Compensation Plan to purchase 20,000 shares of common stock at an exercise price equal to $2.94 per share, which equals the closing sale price of a share of our common stock on the effective date of the Jaffe Consulting Agreement (as reported by the Nasdaq National Market). This option is subject to the terms and conditions of the 2000 Stock Incentive Compensation Plan and vests in eighteen equal monthly installments commencing July 1, 2006. Dr. Jaffe is not entitled to any additional compensation or benefits in connection with the performance of his consulting services. The term of the Jaffe Consulting Agreement is from May 10, 2006 to December 31, 2007; provided that it will automatically terminate upon the occurrence of one or more events constituting just cause (as defined in the agreement).

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

10.          Quarterly Information (Unaudited)

The results of operations on a quarterly basis for the years ended December 31, 2005 and 2006 were as follows:

	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Operating expenses:
Research and development	$2,348,147	$2,620,782	$3,000,993	$3,245,210	$3,439,830	$3,320,667	$4,210,051	$3,352,053
Clinical manufacturing	359,747	267,992	306,508	331,416	561,573	390,866	485,855	845,613
Marketing, general and administrative	2,192,707	2,614,918	2,005,397	2,230,746	2,925,798	3,738,720	3,895,094	4,316,661
Restructuring and separation costs	380,085	—	—	—	645,666	—	—	—
Total operating expenses	5,280,686	5,503,692	5,312,898	5,807,372	7,572,867	7,450,253	8,591,000	8,514,327
Loss from operations	(5,280,686)	(5,503,692)	(5,312,898)	(5,807,372)	(7,572,867)	(7,450,253)	(8,591,000)	(8,514,327)
Interest and other income, net	209,116	507,462	521,637	529,845	503,952	487,900	479,685	444,440
Net loss	$(5,071,570)	$(4,996,230)	$(4,791,261)	$(5,277,527)	$(7,068,915)	$(6,962,353)	$(8,111,315)	$(8,069,887)
Dividend related to beneficial conversion feature of preferred stock	—	(623,489)	—	—	—	—	—	—
Net loss attributable to common stockholders	$(5,071,570)	$(5,619,719)	$(4,791,261)	$(5,277,527)	$(7,068,915)	$(6,962,353)	$(8,111,315)	$(8,069,887)
Net loss per share: basic and diluted	$(0.16)	$(0.13)	$(0.09)	$(0.10)	$(0.13)	$(0.13)	$(0.15)	$(0.14)
Weighted average shares: basic and diluted	31,175,783	42,683,395	55,015,757	55,047,189	55,079,180	55,102,627	55,196,369	55,813,346

EXHIBIT INDEX

Exhibit No.	Note	Description
3.01	(30)	Amended and Restated Certificate of Incorporation.
3.02	(30)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.03	(30)	Certificate of Amendment to Restated Certificate of Incorporation.
3.04		Bylaws, as amended.
4.01	(1)	Form of Common Stock Certificate.
4.02		Reference is made to Exhibits 3.01, 3.02, 3.03 and 3.04.
4.03	(2)	Rights Agreement dated May 6, 2003 between Allos and Mellon Investor Services LLC.
4.04	(3)	Form of Rights Certificate.
4.05	(4)	Amendment to Rights Agreement dated March 4, 2005 between Allos and Mellon Investor Services LLC.
4.06	(31)	Amendment to Rights Agreement dated January 29, 2007 between Allos and Mellon Investor Services LLC.
10.01†	(1)	Form of Indemnification Agreement between Allos and each of its directors and officers.
10.02	(1)	Hemotech and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated January 12, 1994.
10.03	(1)	Amendment to Allos Therapeutics, Inc. and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated January 17, 1995.
10.04	(1)	Amendment to Allos Therapeutics, Inc. and CIT Amended and Restated Allosteric Modifiers of Hemoglobin Agreement with Center for Innovative Technology dated March 12, 1996.
10.05	(1)	Assignment and Assumption Agreement with Amendment with Center for Innovative Technology and Virginia Commonwealth University Intellectual Property Foundation dated July 28, 1997.
10.07†	(5)	1995 Stock Option Plan, as amended.
10.10†	(23)	2000 Stock Incentive Compensation Plan, as amended.
10.10.1†	(6)	Form of Incentive Stock Option Letter Agreement under 2000 Stock Incentive Compensation Plan.
10.10.2†	(7)	Form of Nonqualified Stock Option Letter Agreement under 2000 Stock Incentive Compensation Plan.
10.10.3†	(24)	Form of Nonqualified Stock Option Letter Agreement for Non-Employee Directors under 2000 Stock Incentive Compensation Plan.
10.11†	(8)	Severance Benefit Plan, effective January 16, 2001, and related benefit schedule thereto.
10.12†	(9)	2001 Employee Stock Purchase Plan and form of Offering.
10.13*	(10)	Office Lease dated April 4, 2001 between Allos and Catellus Development Corporation.

10.13.1*	(11)	Amended and Restated Second Amendment to Lease dated December 9, 2002 between Allos and Catellus Development Corporation.
10.13.2*	(12)	Third Amendment to Lease dated November 28, 2003 between Allos and Catellus Development Corporation.
10.14†	(13)	2002 Broad Based Equity Incentive Plan.
10.14.1†	(22)	Form of Stock Option Grant Notice under 2002 Broad Based Equity Incentive Plan.
10.14.2†	(22)	Form of Stock Option Agreement under 2002 Broad Based Equity Incentive Plan.
10.15†	(14)	Employment Agreement dated December 17, 2001 between Allos and Michael E. Hart.
10.18†	(15)	Employment Agreement, effective August 12, 2002, between Allos and David A. DeLong.
10.20	(16)	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated November 20, 2003.
10.21*	(17)	Development and Supply Agreement, effective December 19, 2003, between Allos and Baxter Healthcare Corporation.
10.23†	(18)	Employment Agreement dated October 11, 2004 between Allos and Marc H. Graboyes.
10.24	(19)	Securities Purchase Agreement dated March 2, 2005 between Allos and the Investors listed on the signature pages thereto.
10.25	(20)	Registration Rights Agreement dated March 4, 2005 between Allos and the Investors listed on Schedule I thereto.
10.26	(21)	Letter Agreement dated March 4, 2005 among Allos, Warburg Pincus Private Equity VIII, L.P., Warburg Pincus & Co. and Warburg Pincus LLC.
10.27*	(25)	Manufacturing Agreement, effective May 30, 2005, between Allos and Hovione Inter Limited.
10.28†	(26)	Annual Incentive Plan.
10.29†	(27)	2006 Base Salaries for Named Executive Officers.
10.30†	(28)	Separation Agreement, dated March 3, 2006, between Allos and Michael E. Hart.
10.30.1†	(32)	First Amendment to Separation Agreement dated March 9, 2006 between Allos and Michael E. Hart.
10.30.2†	(33)	Second Amendment to Separation Agreement dated May 10, 2006 between Allos and Michael E. Hart.
10.31†	(29)	Nonqualified Stock Option Letter Agreement, dated March 3, 2006, between Allos and Michael E. Hart.
10.32†	(34)	Summary of Compensation Arrangements between Allos and its Non-Employee Directors.
10.33†	(34)	Summary of Compensation Arrangements between Allos and Stephen J. Hoffman.
10.35†	(35)	Restricted Stock Award dated March 9, 2006 between Allos and Paul L. Berns.
10.36†	(36)	Consulting Agreement dated May 10, 2006 between Allos and Michael E. Hart.

10.37†	(37)	Consulting Agreement dated May 10, 2006 between Allos and Marvin E. Jaffe, M.D.
10.38†	(38)	2006 Inducement Award Plan, including forms of Stock Option Grant Notice with Stock Option Agreement and Restricted Stock Grant Notice with Restricted Stock Grant Agreement.
10.39†	(39)	Employment Agreement dated June 5, 2006 between Allos and James V. Caruso.
10.40†	(40)	Amended and Restated Employment Agreement dated December 12, 2006 between Allos and Paul L. Berns.
10.41	(41)

Letter agreement dated January 28, 2007 among Allos, Baker Bros. Investments, L.P., Baker Bros. Investments II, L.P., Baker/Tisch Investments, L.P., Baker Biotech Fund I, L.P., 14159, L.P. and Baker Brothers Life Sciences, L.P.

10.42†	(42)	Separation Agreement, dated February 16, 2007, between Allos and David A. DeLong.
23.01		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.01		Power of Attorney (included on signature page hereto).
31.01		Rule 13a-14(a)/15d-14(a) Certification.
31.02		Rule 13a-14(a)/15d-14(a) Certification.
32.01		Section 1350 Certification.

                 † Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

                 * Confidential treatment has been granted with respect to specific portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission (“SEC”).

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

       (2) Incorporated by reference to Exhibit 99.2 filed with our Current Report on Form 8-K filed on May 9, 2003.

       (3) Incorporated by reference to Exhibit 99.3 filed with our Current Report on Form 8-K filed on May 9, 2003.

       (4) Incorporated by reference to Exhibit 4.06 filed with our Current Report on Form 8-K filed on March 4, 2005.

       (5) Incorporated by reference to Exhibit 10.11 filed with our Registration Statement on Form S-1 (File No. 333-95439), as amended, declared effective March 27, 2000.

       (6) Incorporated by reference to Exhibit 99.1 filed with our Current Report on Form 8-K filed on February 11, 2005.

       (7) Incorporated by reference to Exhibit 99.2 filed with our Current Report on Form 8-K filed on February 11, 2005.

       (8) Incorporated by reference to Exhibit 10.24 filed with our Annual Report on Form 10-K for the year ended December 31, 2000.

       (9) Incorporated by reference to Exhibit 10.26 filed with our Annual Report on Form 10-K for the year ended December 31, 2000.

(10) Incorporated by reference to Exhibit 10.27 filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(11) Incorporated by reference to Exhibit 10.27.1 filed with our Annual Report on Form 10-K for the year ended December 31, 2002.

(12) Incorporated by reference to Exhibit 10.27.2 filed with our Annual Report on Form 10-K for the year ended December 31, 2003.

(13) Incorporated by reference to Exhibit 99.1 filed with our Registration Statement on Form S-8 (File No. 333-76804), as filed with the SEC on January 16, 2002.

(14) Incorporated by reference to Exhibit 10.16 filed with our Annual Report on Form 10-K for the year ended December 31, 2001.

(15) Incorporated by reference to Exhibit 10.26 filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(16) Incorporated by reference to Exhibit 99.2 filed with our Current Report on Form 8-K filed on November 21, 2003.

(17) Incorporated by reference to Exhibit 10.37 filed with our Annual Report on Form 10-K for the year ended December 31, 2003.

(18) Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on October 14, 2004.

(19) Incorporated by reference to Exhibit 10.41 filed with our Current Report on Form 8-K/A filed on March 10, 2005.

(20) Incorporated by reference to Exhibit 10.42 filed with our Current Report on Form 8-K/A filed on March 10, 2005.

(21) Incorporated by reference to Exhibit 10.43 filed with our Current Report on Form 8-K filed on March 4, 2005.

(22) Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2004.

(23) Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on December 22, 2005.

(24) Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on February 24, 2006.

(25) Incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(26) Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on December 16, 2005.

(27) Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on February 10, 2006.

(28) Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on March 6, 2006.

(29) Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on March 6, 2006.

(30) Incorporated by reference to the same numbered exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(31) Incorporated by reference to Exhibit 4.1 filed with our Current Report on Form 8-K filed on January 30, 2007.

(32) Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on March 14, 2006.

(33) Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on May 16, 2006.

(34) Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2005.

(35)   Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on March 14, 2006.

(36)   Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on May 16, 2006.

(37) Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on May 16, 2006.

(38) Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on June 6, 2006.

(39) Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on June 6, 2006.

(40) Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K/A filed on January 29, 2007.

(41) Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on January 30, 2007.

(42) Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on February 23, 2007.