Form 10-Q
period 2007-03-31
ALLOS THERAPEUTICS INC
filed 2007-05-10
CIK 1097264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007.

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

As of May 4, 2007, there were 66,095,978 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ALLOS THERAPEUTICS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I. Financial Information
ITEM 1.	Financial Statements (unaudited)
Balance Sheets — as of December 31, 2006 and March 31, 2007
Statements of Operations — for the three months ended March 31, 2006 and 2007 and the cumulative period from September 1, 1992 (date of inception) through March 31, 2007
Statements of Cash Flows — for the three months ended March 31, 2006 and 2007 and the cumulative period from September 1, 1992 (date of inception) through March 31, 2007
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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.
BALANCE SHEETS
(unaudited)

	December 31,	March 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$10,070,526	$32,341,591
Restricted cash	366,667	366,667
Investments in marketable securities	22,725,525	43,177,570
Prepaid research and development expenses	496,265	509,805
Prepaid expenses and other assets	2,069,840	1,990,617
Total current assets	35,728,823	78,386,250
Property and equipment, net	603,520	602,223
Other assets	49,247	49,247
Total assets	$36,381,590	$79,037,720
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$400,133	$860,842
Accrued liabilities	6,431,521	5,177,184
Total current liabilities	6,831,654	6,038,026
Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2006 and March 31, 2007; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,000,000 shares designated from authorized preferred stock at December 31, 2006 and March 31, 2007; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at December 31, 2006 and March 31, 2007; 56,695,633 and 65,892,148 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	56,695	65,892
Additional paid-in capital	238,052,617	289,904,042
Deficit accumulated during the development stage	(208,559,376)	(216,970,240)
Total stockholders’ equity	29,549,936	72,999,694
Total liabilities and stockholders’ equity	$36,381,590	$79,037,720

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Cumulative Period from September 1, 1992 (date of inception) through March 31,
	2006	2007	2007

Operating expenses:
Research and development	$3,439,830	$3,289,428	$111,144,980
Clinical manufacturing	561,573	1,147,304	30,211,999
Marketing, general and administrative	2,925,798	4,747,596	87,906,123
Restructuring and separation costs	645,666	—	1,663,821
Total operating expenses	7,572,867	9,184,328	230,926,923
Loss from operations	(7,572,867)	(9,184,328)	(230,926,923)
Gain on settlement claims	—	—	5,110,083
Interest and other income, net	503,952	773,464	19,083,064
Net loss	(7,068,915)	(8,410,864)	(206,733,776)
Dividends related to beneficial conversion feature of preferred stock	—	—	(10,236,464)
Net loss attributable to common stockholders	$(7,068,915)	$(8,410,864)	$(216,970,240)
Net loss per share: basic and diluted	$(0.13)	$(0.14)
Weighted average shares outstanding: basic and diluted	55,079,180	62,151,400

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,		Cumulative Period From September 1, 1992 (date of inception) through
	2006	2007	March 31, 2007
Cash Flows From Operating Activities:
Net loss	$(7,068,915)	$(8,410,864)	$(206,733,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76,242	84,037	3,171,301
Stock-based compensation expense	481,342	1,303,380	26,934,474
Write-off of long-term investment	—	—	1,000,000
Other	—	—	99,121
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(52,740)	65,683	(2,539,669)
Interest receivable on investments	(127,087)	(123,605)	(557,713)
Accounts payable	512,057	460,709	860,842
Accrued liabilities	1,097,336	(1,254,337)	5,177,184
Net cash used in operating activities	(5,081,765)	(7,874,997)	(172,588,236)
Cash Flows From Investing Activities:
Acquisition of property and equipment	(67,630)	(82,740)	(3,519,518)
Purchases of marketable securities	(2,836,022)	(39,928,440)	(466,572,634)
Proceeds from sales of marketable securities	12,000,000	19,600,000	423,952,777
Purchase of long-term investment	—	—	(1,000,000)
Payments received on notes receivable	—	—	49,687
Net cash provided by (used in) investing activities	9,096,348	(20,411,180)	(47,089,688)
Cash Flows From Financing Activities:
Principal payments under capital leases	—	—	(422,088)
Proceeds from sales leaseback	—	—	120,492
Pledge of restricted cash	—	—	(366,667)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	89,125,640
Proceeds from issuance of common stock associated with stock options, stock warrants and employee stock purchase plan	2,280	235,028	4,345,312
Proceeds from issuance of common stock, net of issuance costs	—	50,322,214	159,216,826
Net cash provided by financing activities	2,280	50,557,242	252,019,515
Net increase in cash and cash equivalents	4,016,863	22,271,065	32,341,591
Cash and cash equivalents, beginning of period	4,224,634	10,070,526	—
Cash and cash equivalents, end of period	$8,241,497	$32,341,591	$32,341,591
Supplemental Schedule of Cash and Non-cash Operating and Financing Activities:
Cash paid for interest	$—	$—	$1,033,375
Issuance of stock in exchange for license agreement	—	—	40,000
Capital lease obligations incurred for acquisition of property and equipment	—	—	422,088
Issuance of stock in exchange for notes receivable	—	—	139,687
Conversion of preferred stock to common stock	—	—	89,125,640

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.                 Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2006 for a broader discussion of our business and the opportunities and risks inherent in such business.

Since our inception in 1992, we have not generated any revenue and have experienced significant net losses and negative cash flows from operations.  Our activities have consisted primarily of developing products, licensing products, raising capital and recruiting personnel.  Accordingly, we are considered to be in the development stage as of March 31, 2007 as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

Liquidity

Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates.  The timing and costs to complete the successful development of any of our product candidates are highly uncertain, and therefore difficult to estimate. The lengthy process of seeking regulatory approvals for our product candidates, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources.  Clinical development timelines, likelihood of success and total costs vary widely and are impacted by a variety of risks and uncertainties.  Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of any of our product candidates or the ultimate costs of such efforts.  Due to these same factors, we cannot be certain when, or if, we will generate any revenue or net cash inflow from any of our current product candidates.

Even if our clinical trials demonstrate the safety and effectiveness of our product candidates in their target conditions, we do not expect to be able to record commercial sales for any of our product candidates until mid-2008 at the earliest.  We expect to incur significant and growing net losses for the foreseeable future as a result of our research and development programs and the costs of preparing for the potential commercial launch of EFAPROXYN and PDX.  Although the size and timing of our future net losses are subject to significant uncertainty, we expect them to increase over the next several years as we continue to fund our development programs and prepare for the potential commercial launch of our product candidates.

Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments in marketable securities as of March 31, 2007 will be adequate to satisfy our capital needs through March 31, 2008.  If our ongoing Phase 3 ENRICH trial meets its primary endpoint in mid-2007, we would expect to raise additional capital resources to prepare for the potential commercialization of EFAPROXYN and support the future development of EFAPROXYN in other indications.  If the ENRICH trial fails to meet its primary endpoint, we believe that our existing resources could be adequate to support our operations through the end of 2008, although there can be no assurance that this can, in fact, be accomplished.

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

•       competing technological and market developments; and

•       our ability to market and distribute our future products and establish new collaborative and licensing arrangements.

2.                 Prepaid Expenses and Other Assets

Prepaid expenses and other assets are comprised of the following:

	December 31, 2006	March 31, 2007
Prepaid expenses and other assets	$320,840	$240,617
Receivable related to pending litigation settlement (see Note 9)	1,749,000	1,750,000
	$2,069,840	$1,990,617

3.                 Accounts Payable and Accrued Liabilities

Accounts payable are comprised of the following:

	December 31, 2006	March 31, 2007
Trade accounts payable	$388,133	$860,110
Related parties	12,000	732
	$400,133	$860,842

Accrued liabilities are comprised of the following:

	December 31, 2006	March 31, 2007
Accrued research and development expenses	$1,430,417	$677,687
Accrued restructuring and separation costs	427,266	261,682
Accrued personnel costs	1,481,849	1,152,750
Accrued litigation settlement costs (see Note 9)	2,000,000	2,000,000
Accrued clinical manufacturing expenses	655,552	667,895
Accrued expenses — other	436,437	417,170
	$6,431,521	$5,177,184

4.                 Stockholders’ Equity

On February 2, 2007, we sold 9,000,000 shares of our common stock in an underwritten offering at a price of $6.00 per share (the “February 2007 Financing”). We received net proceeds from the offering of approximately $50.3 million, after deducting underwriting commissions of approximately $3.2 million and other offering expenses of approximately $438,000. The shares of common stock were sold under our shelf Registration Statement on Form S-3 (File No. 333-134965), declared effective by the Securities and Exchange Commission on July 10, 2006.

Baker Brothers Life Sciences, L.P. and certain other affiliated funds (collectively “Baker”) purchased 3,300,000 shares of common stock in the February 2007 Financing.  As a result of such purchase, Baker held in excess of 15% of our outstanding common stock following the closing of the February 2007 Financing.  In connection with the February 2007 Financing, Baker entered into a standstill agreement, agreeing not to pursue certain activities the purpose or effect of which may be to change or influence control of the Company.

5.                 Stock-Based Compensation

In accordance with the modified prospective transition method of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), stock-based compensation expense for the three months ended March  31, 2006 and 2007 has been recognized in the accompanying Statements of Operations as follows:

	Three Months Ended March 31,
	2006	2007
Research and development	$134,454	$264,300
Clinical manufacturing	23,645	36,018
Marketing, general and administrative	323,243	1,003,062
Total stock-based compensation expense	$481,342	$1,303,380

We did not recognize a related tax benefit during the three months ended March 31, 2006 and 2007 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit.  SFAS 123R did not impact our net cash flows from operating, investing or financing activities for the three months ended March 31, 2006 and 2007.  No stock-based compensation expense was capitalized on our Balance Sheet as of December 31, 2006 and March 31, 2007.

The following table summarizes our stock option activity and related information for the Plans:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	5,778,571	$3.60	2,900,556	$4.27
Granted	1,860,574	6.92
Exercised	(91,515)	2.57
Canceled	(174,539)	2.91
Outstanding at March 31, 2007	7,373,091	$4.47	3,381,516	$4.09

During the three months ended March 31, 2007, we granted 1,860,574 stock options with a weighted-average grant-date fair value per share for stock options of $4.32 per share.  As of March 31, 2007, the unrecorded deferred stock-based compensation balance related to stock option awards was $8,550,346 and will be recognized over an estimated weighted-average amortization period of 1.5 years.

The following table summarizes information about outstanding stock options that are fully vested and currently exercisable, and outstanding stock options that are expected to vest in the future:

	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value
As of March 31, 2007:
Options fully vested and exercisable	3,381,516	5.6	$4.09	$7,274,115
Options expected to vest, including effects of expected forfeitures	3,538,106	9.3	$3.03	6,088,185
Options fully vested and expected to vest	6,919,622	7.5	$3.55	$13,362,300

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our closing stock price of $5.97 as of March 31, 2007, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.  The total number of in-the-money options exercisable as of March 31, 2007 was 2,794,921.

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2007 was $1,100 and $448,547, respectively, determined as of the date of option exercise.  We settle employee stock option exercises with newly issued common shares.  No tax benefits were realized by us in connection with these exercises during the three months ended March 31, 2006 and 2007 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of March 31, 2007.

The following table summarizes our restricted stock activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2006	410,000	$3.14
Granted	105,000	6.08
Vested	(75,000)	3.14
Nonvested at March 31, 2007	440,000	$3.84

The shares of restricted stock vest in four equal annual installments from the date of grant.  During the three months ended March 31, 2006 and 2007, we recorded stock-based compensation related to restricted stock awards of $30,841 and $178,057, respectively.  As of March 31, 2007, the unrecorded deferred stock-based compensation balance related to restricted stock awards was $1,215,722 and will be recognized over an estimated weighted-average amortization period of 1.7 years.

6.                 Net Loss Per Share

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

Diluted net loss per share is the same as basic net loss per share for all periods presented because any potential dilutive common shares were anti-dilutive due to our net loss (i.e., including such shares would decrease our basic net loss per share). Potential dilutive common shares that would have been included in the calculation of diluted earnings per share if we had net income are as follows:

	Three Months Ended March 31,
	2006	2007
Common stock options	638,315	2,543,049
Restricted stock	300,000	440,000
Common stock warrants	—	382,877
	938,315	3,365,926

7.                 Restructuring and Separation Costs

In January 2006, Michael E. Hart notified our Board of Directors of his intent to resign from his positions as President, Chief Executive Officer and Chief Financial Officer of the Company once a successor Chief Executive Officer was appointed. On March 3, 2006, we entered into a separation agreement with Mr. Hart to provide certain incentives for his continued employment with the Company while we conducted our search for his successor.  On March 9, 2006, we appointed Paul L. Berns as our President, Chief Executive Officer and a member of the Board of Directors and Mr. Hart resigned from his positions in accordance with the terms of the separation agreement. The separation agreement with Mr. Hart was amended on March 9, 2006 and on May 10, 2006 (as so amended, the “Separation Agreement”).  Pursuant to the Separation Agreement and as a result of Mr. Hart’s resignation as a director, on May 10, 2006, we entered into a consulting agreement with Mr. Hart in order to allow us to retain the benefit of Mr. Hart’s historical knowledge regarding the Company’s operations and corporate development strategies (the “Hart Consulting Agreement”). Pursuant to the Hart Consulting Agreement, Mr. Hart has agreed to provide an average of at least 10 hours of consulting services per month as and when requested from time to time by the Company.  Mr. Hart is not entitled to any compensation or benefits in connection with the performance of his consulting services, except for those payments and benefits being provided to him under the Separation Agreement. The term of the Hart Consulting Agreement is from May 10, 2006 to December 31, 2007; provided that it will automatically terminate upon the occurrence of one or more events constituting just cause (as defined in the agreement).  Pursuant to the Separation Agreement, Mr. Hart is entitled to certain payments and benefits from the Company, including but not limited to the following:

•       a lump sum payment equal to $181,250, which was paid in September 2006, minus applicable deductions and withholdings;

•       an amount equal to $362,500 payable over the period from September 11, 2006 to September 11, 2007, minus applicable deductions and withholdings;

•       a pro rata portion of his fiscal 2006 bonus, which amounted to $27,327, and was paid in February 2007;

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

•       continued vesting of certain stock options granted to Mr. Hart prior to March 3, 2006 for a period of one year following his termination of employment, which options will remain exercisable, subject to the terms of the Hart Consulting Agreement, until ninety days following the termination of his consulting relationship with the Company.

We recorded separation costs of $645,666 during the three months ended March 31, 2006 relating to our estimate of our total obligations under the Separation Agreement with Mr. Hart.  During the year ended December 31, 2006 and the three months ended March 31, 2007, we made payments to Mr. Hart under the Separation Agreement of $325,208 and $137,707, respectively.  As of March 31, 2007, the remaining liability of $182,751 relating to the Separation Agreement with Mr. Hart is recorded in accrued restructuring and separation costs.

8.                 Income Taxes

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 1993 through 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

We have net operating loss (“NOL”) carryforwards, research and development (“R&D”) credit carryforwards and orphan drug credit carryforwards and our other deferred tax assets represent an unrecognized future tax benefit.  A valuation allowance has been established for the entire tax benefit as we believe that it is more likely than not that such assets will not be realized.  The utilization of these carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the carryforwards, which begin expiring in 2009. Further, the Internal Revenue Code of 1986, as amended, contains provisions in Section 382 that limit the NOL, R&D credit, and orphan drug credit carryforwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest and are subject to review and possible adjustment by the Internal Revenue Service. A greater than 50% change in ownership of a company within a three-year period results in an annual limitation on our ability to utilize our NOL, R&D credit and orphan drug credit carryforwards from tax periods prior to the ownership change. Our NOL, R&D credit and orphan drug credit carryforwards as of March 31, 2007 will likely be subject to annual limitation due to changes in ownership resulting from our previous financings. While the amount of these limitations has not been determined, management believes that the amount subject to limitation could be significant, and our NOL, R&D credit and orphan drug credit carryforwards may expire unused. Additionally, future ownership changes could further limit the utilization of our NOL, R&D credit and orphan drug credit carryforwards. Until a full Section 382 study is performed and the amount of limitation is known, no amounts are presented as uncertain under FIN 48.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically, with no material impact to our financial results. In the event we receive an assessment for interest and/or penalties, it would be classified in the financial statements as income tax expense.

9.                 Commitments and Contingencies

Manufacturing Commitments

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

Royalty and License Fee Commitments for PDX

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, under which we obtained exclusive worldwide rights to several issued United States patents and equivalent foreign patent applications to develop and market any product derived from any formulation of PDX in connection with all diagnostic and therapeutic uses, including human and veterinary diseases. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and are also required to make certain additional cash payments based upon the achievement of certain clinical development or regulatory milestones or the passage of certain time periods. To date, we have made aggregate milestone payments of $1.5 million based on the passage of time. In the future, we could make aggregate milestone payments of $1.5 million upon the earlier of achievement of a clinical development milestone or the passage of certain time periods (the “Clinical Milestone”), and up to $10 million upon achievement of certain regulatory milestones, including regulatory approval to market PDX in the United States or Europe. The next scheduled payments toward the Clinical Milestone of $500,000 each are currently due on December 23, 2007, 2008 and 2009. The up-front license fee and all milestone payments under the agreement, have been or will be recorded to research and development expense when incurred. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur. As of March 31, 2007, no royalty payments have been made or accrued.

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

On November 20, 2005, the plaintiff appealed the District Court’s decision to the U.S. Court of Appeals for the Tenth Circuit (the “Court of Appeals”).   In October 2006, the parties held discussions to settle the matter, although the terms of any such potential settlement remain subject to negotiation and no binding agreement has been reached. A settlement would be subject to various conditions, including approval of the District Court. We expect that any settlement in excess of our deductible would be covered by our insurance carrier. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of our settlement discussions or the legal proceedings. In the event a settlement is not concluded, we intend to vigorously defend against the plaintiff’s appeal. If the Court of Appeals reverses the District Court’s decision and we are not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. As of March 31, 2007, we have recorded $2,000,000 in accrued litigation settlement costs, which represents our best estimate of the potential gross amount of the settlement costs to be paid to the plaintiffs, and $1,750,000 in prepaid expenses and other assets, which represents the amount we expect to be reimbursed from our insurance carrier. The net difference of $250,000 between these amounts represents the remaining unpaid deductible under our insurance policy, and this amount was recorded to marketing, general and administrative expenses during the year ended December 31, 2006.

10.          Recent accounting pronouncements

In February 2007, the FASB issued Statement of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

The Emerging Issues Task Force (“EITF”) has two issues currently under consideration that may impact the Company. EITF 07-01, “Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property”, is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, is focused on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. The Company will continue to monitor the development of these EITF’s and evaluate the effects on its financial statements and disclosures.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements concerning our projected timelines for the completion of enrollment, performance of interim and final analyses and announcement of results from our ongoing clinical trials, including our Phase 3 ENRICH trial and our Phase 2 PROPEL trial; the potential for the results of our Phase 3 ENRICH trial or Phase 2 PROPEL trial to support marketing approval of EFAPROXYN or PDX, respectively; other statements regarding our future product development and regulatory strategies, including our intent to develop or seek regulatory approval for our product candidates in specific indications; the ability of our third-party manufacturing parties to support our requirements for drug supply; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements which are other than statements of historical fact. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed in Part II, Item 1A of this report under the caption “Risk Factors.” All forward-looking statements included in this report are based on information available to us as of the date hereof and we undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances. Forward-looking statements not specifically described above also may be found in these and other sections of this report.

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

•       PDX (pralatrexate) is a novel, small molecule chemotherapeutic agent that inhibits dihydrofolate reductase, or DHFR, a folic acid (folate)-dependent enzyme involved in the building of nucleic acid, or DNA, and other processes. PDX was rationally designed for efficient transport into tumor cells via the reduced folate carrier, or RFC-1, and effective intracellular drug retention. We believe these biochemical features, together with preclinical and clinical data in a variety of tumors, suggest that PDX may have a favorable safety and efficacy profile relative to methotrexate and other related DHFR inhibitors. We believe PDX has the potential to be delivered as a single agent or in combination therapy regimens.

•       RH1 is a small molecule chemotherapeutic agent that we believe is bioactivated by the enzyme DT-diaphorase, or DTD, also known as NAD(P)H quinone oxidoreductase, or NQ01.  DTD is over-expressed in many tumors relative to normal tissue, including lung, colon, breast and liver tumors. We believe that because RH1 is bioactivated in the presence of DTD, it has the potential to provide targeted drug delivery to these tumor types while limiting the amount of toxicity to normal tissue.

EFAPROXYN

In September 2006, we completed patient enrollment in ENRICH, a Phase 3 clinical trial of EFAPROXYN plus whole brain radiation therapy, or WBRT, in women with brain metastases originating from breast cancer.  A total of 368 patients were enrolled at 78 centers across North America, Europe and South America.  The protocol for the ENRICH trial was reviewed by the United States Food and Drug Administration, or FDA, under its special protocol assessment, or SPA, process, which allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, or NDA, and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA.  The primary endpoint of the trial will measure the difference in survival between patients receiving WBRT plus supplemental oxygen, with or without EFAPROXYN.  In accordance with the ENRICH trial protocol, we will conduct the final analysis of the primary endpoint following the occurrence of 282 patient deaths, which we currently expect to occur in mid-2007, although the actual timing of the final analysis may vary based on a number of factors, including patient survival rates.  If the trial is deemed to be positive at the final analysis, we intend to submit an amendment to our previously filed NDA to the FDA to seek marketing approval for EFAPROXYN for use as an adjunct to WBRT for the treatment of women with brain metastases originating from breast cancer.  In June 2004, the FDA issued an “approvable letter” in which it indicated that the NDA may be approved if we successfully complete our ongoing Phase 3 ENRICH trial and submit the results as an NDA amendment for the FDA’s review.  In the letter, the FDA stated, “if the study shows effectiveness in this population (increased survival) using the pre specified analysis, and the study is otherwise satisfactory, we believe it would, together with the subset result in [REACH, the prior Phase 3 clinical trial of EFAPROXYN in patients with brain metastases], support approval.”

In addition to the ENRICH trial, we are currently enrolling patients in a Phase 1 clinical trial of EFAPROXYN in patients with locally advanced non-small cell lung cancer, or NSCLC, receiving concurrent chemoradiotherapy (chemotherapy and radiation therapy administered at the same time), and a Phase 1b/2 clinical trial of EFAPROXYN in patients with locally advanced cancer of the cervix receiving concurrent chemoradiotherapy. In addition, in the event the ENRICH trial is positive, we intend to expand our clinical development activities involving EFAPROXYN to pursue additional indications in which there may be potential clinical benefit.

PDX

In August 2006, we initiated PROPEL, a Phase 2 clinical trial of PDX in patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL, that we believe, if positive, will be sufficient to support the filing of an NDA to seek marketing approval for PDX in this indication.   In July 2006, we reached agreement with the FDA under the SPA process, on the design of this Phase 2 trial.  The trial will seek to enroll a minimum of 100 evaluable patients at approximately 35 centers across the United States, Canada and Europe.  The primary endpoint of the study is objective response rate (complete and partial response).  Secondary endpoints include duration of response, progression-free survival and overall survival.  In January 2007, an independent Data Monitoring Committee, or DMC, completed a planned interim analysis of safety data from the PROPEL trial and recommended that the trial continue per the protocol. This interim assessment was based upon an evaluation of the first 10 patients enrolled to the study who completed at least one cycle of treatment with PDX.  No major patient safety concerns were identified by the DMC.  According to the PROPEL trial protocol, we will conduct an interim analysis of efficacy data from the PROPEL trial after 35 patients have completed at least one cycle of treatment with PDX, and must observe at least four responses (complete or partial) out of the first 35 patients in order to continue the trial.  We currently expect to conduct the 35 patient efficacy analysis in the second half of 2007, and complete patient enrollment in the trial by the third quarter of 2008, although the actual timing of the interim analysis and completion of enrollment may vary based on a number of factors, including site initiation and patient enrollment rates.

In July 2006, the FDA awarded orphan drug status to PDX for the treatment of patients with T-cell lymphoma. Under the Orphan Drug Act, if we are the first company to receive FDA approval for PDX for this orphan drug indication, we will obtain seven years of marketing exclusivity during which the FDA may not approve another company’s application for the same drug for the same orphan indication.  In October 2006, the FDA granted fast track designation to PDX for the treatment of patients with T-cell lymphoma. The fast track program is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.  In April 2007, the Commission of the European Communities, with a favorable opinion of the Committee for Orphan Medicinal Products of the European Medicines Agency, or EMEA, granted orphan drug designation to PDX for the treatment of patients with PTCL.  The EMEA Orphan Medicinal Product Designation, or OMPD, is intended to promote the development of drugs that may provide significant benefit to patients suffering from rare diseases identified as life-threatening or very serious. Under EMEA guidelines, OMPD provides ten years of potential market exclusivity once the product candidate is approved for marketing for the designated indication in the European Union.  OMPD also provides potential protocol assistance, advice on the conduct of clinical trials, a reduced Marketing Authorization Application filing fee for the drug’s sponsor and the potential for grant funding.

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

RH1

RH1 is currently being evaluated in patients with advanced solid tumors refractory to other chemotherapy regimens in an open label, Phase 1 dose escalation study to determine the maximum tolerated dose by testing the safety, tolerability and pharmacokinetics of escalating doses of RH1.  In 2006, we completed patient enrollment in this study.  The final results of this study are scheduled to be presented at the American Society of Clinical Oncology Annual Meeting on June 4, 2007.

Results of Operations

Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative expenses.

Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates. The timing and costs to complete the successful development of any of our product candidates are highly uncertain, and therefore difficult to estimate. The lengthy process of seeking regulatory approvals for our product candidates, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources.  Clinical development timelines, likelihood of success and total costs vary widely and are impacted by a variety of factors discussed in the “Risk Factors” section of Part II, Item IA below.  Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of any of our product candidates or the ultimate costs of such efforts. Due to these same factors, we cannot be certain when, or if, we will generate any revenue or net cash inflow from any of our current product candidates.

Even if our clinical trials demonstrate the safety and effectiveness of our product candidates in their target conditions, we do not expect to be able to record commercial sales of any our product candidates until mid-2008 at the earliest. We expect to incur significant and growing net losses for the foreseeable future as a result of our research and development programs and the costs of preparing for the potential commercial launch of EFAPROXYN and PDX.  Although the size and timing of our future net losses are subject to significant uncertainty, we expect them to increase over the next several years as we continue to fund our development programs and prepare for the potential commercial launch of our product candidates.

Research and Development.  Research and development expenses include the costs of certain personnel, basic research, preclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, patents and licensing fees for our product candidates.  Research and development expenses for the three months ended March 31, 2006 and 2007 were $3.4 million and $3.3 million, respectively.  The $150,000 decrease in research and development expenses in the three months ended March 31, 2007 as compared to the same period in 2006 was primarily due to a $1.5 million decrease in clinical trial costs resulting from the completion of patient enrollment in our Phase 3 ENRICH trial in September 2006; partially offset by the following:

•                  a $730,000 increase in clinical trial and preclinical study costs involving PDX;

•                  a $363,000 increase in personnel and consulting costs; and

•                  a $130,000 increase in non-cash stock-based compensation expense.

For the remainder of 2007, we expect our average quarterly research and development expenses to increase relative to the amount recorded for the three months ended March 31, 2007 due to increases in costs for our Phase 2 PROPEL trial, preclinical studies and planned clinical trials for PDX, and non-cash stock-based compensation expense.  If our ongoing Phase

3 ENRICH trial meets its primary endpoint in mid-2007, we expect additional increases in our research and development expenses as we expand the development of EFAPROXYN in other indications.  The amount and timing of the costs related to our clinical trials are difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, the rate of patient enrollment and the detailed design of future trials.

Clinical Manufacturing. Clinical manufacturing expenses include the costs of certain personnel, third party manufacturing costs for development of drug materials for use in clinical trials and preclinical studies, and costs associated with pre-commercial scale-up of manufacturing to support anticipated regulatory and commercial requirements.  Clinical manufacturing expenses for the three months ended March 31, 2006 and 2007 were $562,000 and $1.1 million, respectively.  The $586,000 increase in clinical manufacturing expenses in the three months ended March 31, 2007 as compared to the same period in 2006 was primarily due to increases in third-party manufacturing costs for bulk drug substance and formulated drug product for PDX.

For the remainder of 2007, we expect our average quarterly clinical manufacturing expenses to increase relative to the amount recorded for the three months ended March 31, 2007 in order to support our requirements for ongoing and planned clinical trials and preclinical studies involving PDX and RH1.  If our ongoing Phase 3 ENRICH trial meets its primary endpoint in mid-2007, we expect significant increases in our clinical manufacturing expenses in the second half of 2007 as we prepare for the potential commercialization of EFAPROXYN in 2008.

Marketing, General and Administrative.  Marketing, general and administrative expenses include costs for pre-marketing activities, corporate development, executive administration, corporate offices and related infrastructure.  Marketing, general and administrative expenses for the three months ended March 31, 2006 and 2007 were $2.9 million and $4.7 million, respectively.  The $1.8 million increase in marketing, general and administrative expenses in the three months ended March 31, 2007 as compared to the same period in 2006 was primarily due to the following:

•                  a $680,000 increase in non-cash stock-based compensation expense;

•                  a $459,000 increase in market research and consulting expenses related to our product development and commercialization planning for EFAPROXYN and PDX;

•                  a $371,000 increase in personnel costs, mainly attributable to additional headcount and increases in compensation costs year over year; and

•                  a $187,000 increase in travel expenses.

For the remainder of 2007, we expect our average quarterly marketing, general and administrative expenses to increase relative to the amount recorded for the three months ended March 31, 2007 due to increases in personnel costs and non-cash stock-based compensation expense.  If our ongoing Phase 3 ENRICH trial meets its primary endpoint in mid-2007, we expect significant increases in our marketing, general and administrative expenses in the second half of 2007 as we prepare for the potential commercialization of EFAPROXYN in 2008.

Stock-based Compensation Expense.  In accordance with the modified prospective transition method of SFAS 123R, stock-based compensation expense for the three months ended March  31, 2006 and 2007 has been recognized in the accompanying Statements of Operations as follows:

	Three Months Ended March 31,
	2006	2007
Research and development	$134,454	$264,300
Clinical manufacturing	23,645	36,018
Marketing, general and administrative	323,243	1,003,062
Total stock-based compensation expense	$481,342	$1,303,380

The $481,000 of stock-based compensation recognized in the three months ended March 31, 2006 was primarily related to our stock option plans.  Of the $1.3 million of stock-based compensation recognized in the three months ended March 31, 2007, $1.1 million was related to our stock option plans, $178,000 related to restricted stock and $9,000 was related to our employee stock purchase plan.

The $822,000 increase in stock-based compensation expense in the three months ended March 31, 2007 as compared to the same period in 2006 was primarily due to our annual option grants and new employee stock option grants which had a higher fair-value compared to the options granted in 2006 due to an increase in our stock price during the three months ended March 31, 2007 as compared to the same period in 2006.

As of March 31, 2007, the unrecorded deferred stock-based compensation balance related to stock option awards was $8,550,346 and will be recognized over an estimated weighted-average amortization period of 1.5 years. As of March 31, 2007, the unrecorded deferred stock-based compensation balance related to restricted stock awards was $1,215,722 and will be recognized over an estimated weighted-average amortization period of 1.7 years.

Restructuring and Separation Costs.   Restructuring and separation costs for the three months ended March 31, 2006 and 2007 were $646,000 and $0, respectively.  For a discussion of the separation costs recorded for the three months ended March 31, 2006, please see Note 7 of Part I, Item I in this quarterly report.

Interest and Other Income, Net.  Interest income, net of interest expense, for the three months ended March 31, 2006 and 2007 was $504,000 and $773,000, respectively.  The $270,000 increase in net interest income in the three months ended March 31, 2007 as compared to the same period in 2006 was primarily due to higher average investment balances resulting from our February 2007 Financing and higher yields on our cash, cash equivalents and investments in marketable securities.

Liquidity and Capital Resources

Our cash, cash equivalents, and investments in marketable securities amounted to $75.5 million at March 31, 2007.  Since our inception, we have financed our operations primarily through public and private sales of our equity securities, which have resulted in net proceeds to us of $252.7 million through March 31, 2007.  We have also generated $19.1 million of net interest income since our inception from investing the net proceeds of these financings.

We have used $172.6 million of cash for operating activities from our inception through March 31, 2007.  Net cash used to fund our operating activities for the three months ended March 31, 2006 and 2007 was $5.1 million and $7.9 million, respectively.

Net cash provided by investing activities for the three months ended March 31, 2006 was $9.1 million and consisted primarily of proceeds from maturities of investments in marketable securities, partially offset by the purchase of investments in marketable securities.  Net cash used in investing activities for the three months ended March 31, 2007 was $20.4 million and consisted primarily of the purchase of investments in marketable securities, partially offset by the proceeds from maturities of investments in marketable securities.

Net cash provided by financing activities for the three months ended March 31, 2006 was $2,280 and consisted of proceeds from the issuance of common stock associated with stock options exercised by our employees.  Net cash provided by financing activities for the three months ended March 31, 2007 was $50.6 million and consisted primarily of the net proceeds from the sale of 9,000,000 shares of our common stock in an underwritten offering at a price of $6.00 per share (the “February 2007 Financing”).  We received net proceeds from the February 2007 Financing of approximately $50.3 million, after deducting underwriting commissions of approximately $3.2 million and other offering expenses of approximately $438,000. The shares of common stock were sold under our shelf Registration Statement on Form S-3 (File No. 333-134965), declared effective by the Securities and Exchange Commission on July 10, 2006.

Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments in marketable securities as of March 31, 2007 will be adequate to satisfy our capital needs through March 31, 2008.  If our ongoing Phase 3 ENRICH trial meets its primary endpoint in mid-2007, we would expect to raise additional capital resources to prepare for the potential commercialization of EFAPROXYN and support the future development of EFAPROXYN in other indications. If the ENRICH trial fails to meet its primary endpoint, we believe that our existing resources could be adequate to support our operations through the end of 2008, although there can be no assurance that this can, in fact, be accomplished.

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

Manufacturing Commitments

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

Royalty and License Fee Commitments for PDX

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, under which we obtained exclusive worldwide rights to several issued United States patents and equivalent foreign patent applications to develop and market any product derived from any formulation of PDX in connection with all diagnostic and therapeutic uses, including human and veterinary diseases. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and are also required to make certain additional cash payments based upon the achievement of certain clinical development or regulatory milestones or the passage of certain time periods. To date, we have made aggregate milestone payments of $1.5 million based on the passage of time. In the future, we could make aggregate milestone payments of $1.5 million upon the earlier of achievement of a clinical development milestone or the passage of certain time periods (the “Clinical Milestone”), and up to $10 million upon achievement of certain regulatory milestones, including regulatory approval to market PDX in the United States or Europe. The next scheduled payments toward the Clinical Milestone of $500,000 each are currently due on December 23, 2007, 2008 and 2009. The up-front license fee and all milestone payments under the agreement, have been or will be recorded to research and development expense when incurred. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur. As of March 31, 2007, no royalty payments have been made or accrued.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses.  For a description of our critical accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts.  Our financial instruments as of March 31, 2007 consist of cash, cash equivalents, investments in marketable securities, and accounts payable.  All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

We invest in marketable securities in accordance with our investment policy.  The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields.  Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.  The average duration of the issues in our portfolio of investments in marketable securities as of March 31, 2007 is approximately 4 months.  As of March 31, 2007, our investments in marketable securities of $43.2 million are all classified as held-to-maturity and were held in a variety of interest-bearing instruments, consisting mainly of high-grade corporate notes.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (the “Evaluating Officers”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on that evaluation, our management, including the Evaluating Officers, concluded that our disclosure controls and procedures were effective as of March 31, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Evaluating Officers, as appropriate, to allow timely decisions regarding required disclosure.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On November 20, 2005, the plaintiff appealed the District Court’s decision to the U.S. Court of Appeals for the Tenth Circuit (the “Court of Appeals”).   In October 2006, the parties held discussions to settle the matter, although the terms of any such potential settlement remain subject to negotiation and no binding agreement has been reached. A settlement would be subject to various conditions, including approval of the District Court. We expect that any settlement in excess of our deductible would be covered by our insurance carrier. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of our settlement discussions or the legal proceedings. In the event a settlement is not concluded, we intend to vigorously defend against the plaintiff’s appeal. If the Court of Appeals reverses the District Court’s decision and we are not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. As of March 31, 2007, we have recorded $2,000,000 in accrued litigation settlement costs, which represents our best estimate of the potential gross amount of the settlement costs to be paid to the plaintiffs, and $1,750,000 in prepaid expenses and other assets, which represents the amount we expect to be reimbursed from our insurance carrier. The net difference of $250,000 between these amounts represents the remaining unpaid deductible under our insurance policy, and this amount was recorded to marketing, general and administrative expenses during the year ended December 31, 2006.

ITEM 1A.  RISK FACTORS

Our business faces significant risks. These risks include those described below and may include additional risks of which we are not currently aware or which we currently do not believe are material. If any of the events or circumstances described in the following risk factors actually occurs, they may materially harm our business, financial condition, operating results and cash flow. As a result, the market price of our common stock could decline. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, operating results and financial condition.  Stockholders and potential investors in shares of our common stock should carefully consider the following risk factors, which hereby update those risks contained in the “Risk Factors” section of our Annual Report on Form 10-K  for the year ended December 31, 2006, in addition to other information and risk factors in this report.  We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of the Company.  We are relying upon the safe harbor for all forward-looking statements in this report, and any such statements made by or on behalf of the Company are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this report. We consistently update and include our risk factors in our Quarterly Reports on Form 10-Q. Risk factors which have been substantively changed from those set forth in our Annual Report on Form 10-K for the period ended December 31, 2006 have been marked with an asterisk immediately following the heading of such risk factor.

We have a history of net losses and an accumulated deficit, and we may never generate revenue or achieve or maintain profitability in the future. *

Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations.  To date, we have financed our operations primarily through public and private sales of our equity securities.  For the three months ended March 31, 2007, we had a net loss of $8.4 million.  As of March 31, 2007, we had accumulated a deficit during our development stage of $217.0 million.  We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative expenses.  We expect to incur significant and growing net losses for the foreseeable future as a result of our research and development programs and the costs of preparing for the potential commercial launch of EFAPROXYN and PDX.  Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates. We may never generate revenue from product sales or become profitable.  We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates, and in preparing for the potential commercial launch of our product candidates. We may not be able to continue as a going concern if we are unable to generate meaningful amounts of revenue to support our operations or cannot otherwise raise the necessary funds to support our operations.

Our product candidates are in various stages of development and may never be fully developed in a manner suitable for commercialization. If we do not develop commercially successful products, our ability to generate revenue will be limited.

We currently have no products that are approved for commercial sale. All of our product candidates are in various stages of development, and significant research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals.  Even if our clinical trials demonstrate the safety and effectiveness of our product candidates in their target indications, we do not expect to be able to record commercial sales of any of our product candidates, including EFAPROXYN and PDX, until mid-2008 at the earliest.  Further, certain of the indications that we are pursuing have relatively low incidence rates, which may make it difficult for us to enroll a sufficient number of patients in our clinical trials on a timely basis, or at all, and may limit the revenue potential of our product candidates. If we are unable to develop, receive approval for, or successfully commercialize any of our product candidates, we may be unable to generate meaningful revenue from product sales and will incur continued net losses and negative cash flows.

We cannot predict when or if we will obtain regulatory approval to commercialize our product candidates.

A pharmaceutical product cannot be marketed in the United States or most other countries until it has completed a rigorous and extensive regulatory approval process. If we fail to obtain regulatory approval to market our product candidates, we will be unable to sell our products and generate revenue, which would jeopardize our ability to continue operating our business. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. We may not obtain regulatory approval for any product candidates we develop, including EFAPROXYN and PDX, or we may not obtain regulatory review of such product candidates in a timely manner. For a complete description of the regulatory approval process and related risks, please refer to the “Government Regulation” section of Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We currently expect to conduct the final analysis of the primary endpoint from our Phase 3 ENRICH trial in mid-2007.  We cannot assure you that the design of, or data collected from, the ENRICH trial will be adequate to demonstrate the safety and efficacy of EFAPROXYN for use an adjunct to WBRT for the treatment of patients with brain metastases originating from breast cancer, or otherwise be sufficient to support FDA or any foreign regulatory approval. Similarly, according to the PROPEL trial protocol, we will conduct an interim analysis of efficacy data from the PROPEL trial after 35 patients have completed at least one cycle of treatment with PDX, and must observe at least four responses (complete or partial) out of the first 35 patients in order to continue the trial. We currently expect to conduct the 35 patient efficacy analysis in the second half of 2007, although the actual timing of the interim analysis may vary based on a number of factors, including patient enrollment rates. We cannot assure you that the design of, or data collected from, the PROPEL trial will be adequate to continue the trial beyond the first 35 patients or demonstrate the safety and efficacy of PDX for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, or otherwise be sufficient to support FDA or any foreign regulatory approval.

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

Our product candidates may produce serious adverse events. These adverse events could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications. An independent data safety monitoring board, the FDA, other regulatory authorities or the Company may suspend or terminate clinical trials at any time. We cannot assure you that any of our product candidates will be safe for human use.

At present, there are a number of clinical trials being conducted by other pharmaceutical companies involving small molecule chemotherapeutic agents. If other pharmaceutical companies announce that they observed frequent adverse events or unknown safety issues in their trials involving compounds similar to, or competitive with, our product candidates, we could encounter delays in the timing of our clinical trials or difficulties in obtaining the approval of our product candidates.  In addition, the public perception of our product candidates might be adversely affected, which could harm our business and results of operations and cause the market price of our common stock to decline, even if the concern relates to another company’s product or product candidate.

Due to our reliance on contract research organizations and other third parties to conduct our clinical trials, we are unable to directly control the timing, conduct and expense of our clinical trials.

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

Even if we receive regulatory approvals, our product candidates may later produce adverse events that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In addition, a marketed product continues to be subject to strict regulation after approval and may be required to undergo post-approval studies. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market. Any delay in, or failure to receive or maintain regulatory approval for, any of our products could harm our business and prevent us from ever generating meaningful revenues or achieving profitability.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop or commercialize our product candidates. *

We expect that significant additional capital will be required in the future to continue our research and development efforts and to commercialize our product candidates, if approved for marketing. Our actual capital requirements will depend on many factors, including, among other factors:

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

We are dependent on third parties for the manufacture and storage of our product candidates for clinical trials and, if approved, for commercial sale. If we are unable to contract for a sufficient supply of our product candidates on acceptable terms, or if we encounter delays or difficulties in the manufacturing process or our relationships with our manufacturers, we may not have sufficient product to conduct or complete our clinical trials or support commercial requirements for our product candidates, if approved for marketing.

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

Even if we obtain approval to market our product candidates in one or more indications, our current or future manufacturers may be unable to accurately and reliably manufacture commercial quantities of our product candidates at reasonable costs, on a timely basis and in compliance with the FDA’s current Good Manufacturing Practices. If our current or future contract manufacturers fail in any of these respects, our ability to timely complete our clinical trials, obtain required regulatory approvals and successfully commercialize our product candidates will be materially and adversely affected. This risk may be heightened with respect to PDX and RH1 as there are a limited number of fill/finish manufacturers with the ability to handle cytotoxic products such as PDX and RH1.  Our reliance on contract manufacturers exposes us to additional risks, including:

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

•       if we need to change to other commercial manufacturing contractors, the FDA and comparable foreign regulators must approve our use of any new manufacturer, which would require additional testing, regulatory filings and compliance inspections, and the new manufacturers would have to be educated in, or themselves develop substantially equivalent processes necessary for, the production of our products;

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

Any of these factors could result in the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates.  They could also entail higher costs and result in our being unable to effectively commercialize our product candidates.

We may explore new alliances that may never materialize or may fail.

We may, in the future, periodically explore a variety of possible partnerships or alliances in an effort to gain access to additional complimentary resources. At the current time, we cannot predict what form such a partnership or alliance might take. Such strategic business alliances could result in:

•                  the issuance of equity securities that would dilute stockholders’ percentage ownership;

•                  the expenditure of substantial operational, financial, and management resources in integrating new businesses, technologies, and products;

•                  the assumption of substantial actual or contingent liabilities;

•                  or a business combination transaction featuring terms that stockholders might not deem desirable.

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

Our ability to successfully commercialize our products will depend, in part, on the extent to which coverage and reimbursement for the products will be available from: government and health administration authorities; private health insurers; managed care programs; and other third-party payors.

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

We may not obtain orphan drug exclusivity or we may not receive the full benefit of orphan drug exclusivity even if we obtain it. *

The FDA has granted orphan drug designation to EFAPROXYN for the treatment of patients with brain metastases originating from breast cancer and to PDX for the treatment of patients with T-cell lymphoma. Under the Orphan Drug Act, if we are the first company to receive FDA approval for these drugs for the designated indications, we will obtain seven years of marketing exclusivity during which FDA may not approve another company’s application for the same drug for the same orphan indication. Orphan drug exclusivity would not prevent FDA approval of a different drug for the orphan indication or the same drug for a different indication. Moreover, if another company obtains orphan drug designation for efaproxiral, the active ingredient of EFAPROXYN, or for pralatrexate, which we refer to as PDX, and obtains FDA approval of an NDA before we do, we could be prevented from obtaining approval of our drugs for seven years. Even if we obtain orphan drug exclusivity, we can lose that exclusivity if FDA determines that we are unable to supply the relevant patient population or if another manufacturer demonstrates that its efaproxiral or pralatrexate product is superior to ours.

If we fail to comply with healthcare fraud and abuse laws, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

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

Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution under the federal Anti-Kickback statute, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

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

We have been named as a defendant in an alleged securities class action lawsuit seeking unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN during the period from May 29, 2003 to April 29, 2004 and subsequent declines in our stock price. On October 20, 2005, the District Court granted our motion to dismiss the lawsuit with prejudice and entered judgment in our favor. On November 20, 2005, the plaintiff appealed the decision to the United States Court of Appeals for the Tenth Circuit. In October 2006, the parties held discussions to settle the matter, although the terms of any such potential settlement remain subject to negotiation and no binding agreement has been reached. A settlement would be subject to various conditions, including approval of the District Court. We expect that any settlement in excess of our deductible would be covered by our insurance carrier. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of our settlement discussions or the legal proceedings. In the event a settlement is not concluded, we intend to vigorously defend against the plaintiff’s appeal. If the Court of Appeals reverses the District Court’s decision and we are not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. As of March 31, 2007, we have recorded $2,000,000 in accrued litigation settlement costs, which represents our best estimate of the potential gross amount of the settlement costs to be paid to the plaintiffs, and $1,750,000 in prepaid expenses and other assets, which represents the amount we expect to be reimbursed from our insurance carrier. The net difference of $250,000 between these amounts represents the remaining unpaid deductible under our insurance policy, and this amount was recorded to marketing, general and administrative expenses during the year ended December 31, 2006.

Failure to attract, retain and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our research and development efforts. *

We are a small company with 64 full-time employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions and scientists. Competition for personnel and academic collaborations is intense.  In particular, our product development programs depend on our ability to attract and retain highly skilled clinical development personnel.  In addition, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or maintain our relationships with academic institutions and scientists. If we fail to negotiate additional acceptable collaborations with academic institutions and scientists, or if our existing academic collaborations were to be unsuccessful, our product development programs may be delayed.

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

For planning purposes, we estimate the timing of a variety of clinical, regulatory and other milestones, such as when a certain product candidate will enter clinical development, when a clinical trial will be initiated or completed, or when an application for regulatory approval will be filed. Some of our estimates are included in this report. Our estimates are based on information available to us as of the date of this report and a variety of assumptions. Many of the underlying assumptions are outside of our control. If milestones are not achieved when we estimated that they would be, investors could be disappointed, and our stock price may decrease.

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

On February 2, 2007, we closed an underwritten offering of 9,000,000 shares of common stock, of which Baker Brothers Life Sciences, L.P. and certain other affiliated funds (collectively “Baker”) purchased 3,300,000 shares, at a price per share of $6.00, for aggregate gross proceeds of approximately $54.0 million. In connection with its purchase of shares in the February 2007 Financing, Baker entered into a standstill agreement agreeing not to pursue certain activities the purpose or effect of which might be to change or influence the control of the Company.

As of March 31, 2007, we had approximately 65.9 million shares of common stock outstanding, of which Warburg owned 22,624,430 shares, or approximately 34% of the voting power of our outstanding common stock, and Baker owned 9,929,493 shares, or approximately 15% of the voting power of our outstanding common stock. Although each of Warburg and Baker have entered into a standstill agreement with us, they are, and will continue to be, able to exercise substantial influence over any actions requiring stockholder approval.

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

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders. Notwithstanding the foregoing, the three year moratorium imposed on business combinations by Section 203 will not apply to either Warburg or Baker because, prior to the dates on which they became interested stockholders, our board of directors approved the transactions which resulted in Warburg and Baker becoming interested stockholders. However, in connection with its purchase of Exchangeable Preferred in March 2005, Warburg entered into a standstill agreement agreeing not to pursue certain activities the purpose or effect of which may be to change or influence the control of the Company.  Similarly, in connection with the February 2007 Financing, Baker entered into a standstill agreement agreeing not to pursue certain activities the purpose or effect of which may be to change or influence the control of the Company.

We have adopted a stockholder rights plan that may discourage, delay or prevent a merger or acquisition that is beneficial to our stockholders.

In May 2003, our board of directors adopted a stockholder rights plan that may have the effect of discouraging, delaying or preventing a merger or acquisition of us that is beneficial to our stockholders by diluting the ability of a potential acquirer to acquire us. Pursuant to the terms of our plan, when a person or group, except under certain circumstances, acquires 15% or more of our outstanding common stock or 10 business days after announcement of a tender or exchange offer for 15% or more of our outstanding common stock, the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 15% or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. Because the potential acquirer’s rights would not become exercisable for our shares of common stock at a discount, the potential acquirer would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquirer from acquiring or making an offer to acquire the Company.  As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of the Company that our stockholders may consider in their best interests may not occur.

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

•       developments concerning any of our research and development, manufacturing, and marketing collaborations;

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

On January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, our operating results for the three months ended March 31, 2006 and 2007 include, and future periods will include, a charge for stock-based compensation related to employee stock options, restricted stock and discounted employee stock purchases.  The application of SFAS 123R requires the use of an option-pricing model to determine the fair value of share-based payment awards.  This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options.

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

If our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we consider appropriate. We are unable to predict the effect that sales may have on the then prevailing market price of our common stock.  We have entered into a Registration Rights Agreement entered into between us with Warburg and the other purchasers of our Exchangeable Preferred, pursuant to which such investors are entitled to certain registration rights with respect to the shares of common stock that we issued upon exchange of the Exchangeable Preferred.

In addition, we will need to raise substantial additional capital in the future to fund our operations.  If we raise additional funds by issuing equity securities, the market price of our common stock may decline and our existing stockholders may experience significant dilution.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	None

ITEM 5.	OTHER INFORMATION	None

ITEM 6.	EXHIBITS

Exhibit No.	Note	Description
10.43	(1)	Employment Agreement dated March 19, 2007 between Allos Therapeutics, Inc. and Pablo J. Cagnoni, M.D.
10.44	(2)	Corporate Bonus Plan.
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)
32.1		Section 1350 Certification.

(1)             Incorporated by reference to the same numbered exhibit filed with our Current Report on Form 8-K filed on March 21, 2007.

(2)             Incorporated by reference to the same numbered exhibit filed with our Current Report on Form 8-K filed on May 1, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2007	ALLOS THERAPEUTICS, INC.

/s/ Paul L. Berns
Paul L. Berns
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David C. Clark
David C. Clark
Vice President, Finance
(Principal Financial and Accounting Officer)