Form 10-Q
period 2007-06-30
ALLOS THERAPEUTICS INC
filed 2007-08-07
CIK 1097264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007.

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

As of August 2, 2007, there were 66,272,722 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ALLOS THERAPEUTICS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I. Financial Information
ITEM 1.	Financial Statements (unaudited)
Balance Sheets — as of December 31, 2006 and June 30, 2007
Statements of Operations — for the three and six months ended June 30, 2006 and 2007 and the cumulative period from September 1, 1992 (date of inception) through June 30, 2007
Statements of Cash Flows — for the six months ended June 30, 2006 and 2007 and the cumulative period from September 1, 1992 (date of inception) through June 30, 2007
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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.
BALANCE SHEETS

(unaudited)

	December 31,	June 30,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$10,070,526	$16,887,419
Restricted cash	366,667	366,667
Investments in marketable securities	22,725,525	51,833,017
Prepaid research and development expenses	496,265	659,353
Prepaid expenses and other assets	2,069,840	2,486,077
Total current assets	35,728,823	72,232,533
Property and equipment, net	603,520	567,239
Other assets	49,247	49,247
Total assets	$36,381,590	$72,849,019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$400,133	$764,116
Accrued liabilities	6,431,521	7,038,688
Total current liabilities	6,831,654	7,802,804
Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2006 and June 30, 2007; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,000,000 shares designated from authorized preferred stock at December 31, 2006 and June 30, 2007; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at December 31, 2006 and June 30, 2007; 56,695,633 and 66,166,955 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	56,695	66,167
Additional paid-in capital	238,052,617	292,301,662
Deficit accumulated during the development stage	(208,559,376)	(227,321,614)
Total stockholders’ equity	29,549,936	65,046,215
Total liabilities and stockholders’ equity	$36,381,590	$72,849,019

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from September 1, 1992 (date of inception) through June 30,
	2006	2007	2006	2007	2007

Operating expenses:
Research and development	$3,320,667	$4,360,787	$6,760,497	$7,650,215	$115,505,767
Clinical manufacturing	390,866	1,384,804	952,439	2,532,108	31,596,803
Marketing, general and administrative	3,738,720	5,514,923	6,664,518	10,262,519	93,421,046
Restructuring and separation costs	—	—	645,666	—	1,663,821

Total operating expenses	7,450,253	11,260,514	15,023,120	20,444,842	242,187,437

Loss from operations	(7,450,253)	(11,260,514)	(15,023,120)	(20,444,842)	(242,187,437)
Gain on settlement claims	—	—	—	—	5,110,083
Interest and other income, net	487,900	909,140	991,852	1,682,604	19,992,204

Net loss	(6,962,353)	(10,351,374)	(14,031,268)	(18,762,238)	(217,085,150)

Dividend related to beneficial conversion feature of preferred stock	—	—	—	—	(10,236,464)

Net loss attributable to common stockholders	$(6,962,353)	$(10,351,374)	$(14,031,268)	$(18,762,238)	$(227,321,614)

Basic and diluted net loss per share	$(0.13)	$(0.16)	$(0.25)	$(0.29)

Weighted average shares outstanding: basic and diluted	55,102,627	65,645,678	55,090,968	63,908,192

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,		Cumulative Period From September 1, 1992 (date of inception) through
	2006	2007	June 30, 2007
Cash Flows From Operating Activities:
Net loss	$(14,031,268)	$(18,762,238)	$(217,085,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	152,796	170,545	3,257,809
Stock-based compensation expense	1,685,172	3,117,296	28,748,390
Write-off of long-term investment	—	—	1,000,000
Other	—	—	99,121
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(614,232)	(579,325)	(3,184,677)
Interest receivable on investments	147,601	(418,790)	(852,898)
Accounts payable	285,255	363,982	764,116
Accrued liabilities	769,791	607,168	7,038,688
Net cash used in operating activities	(11,604,885)	(15,501,362)	(180,214,601)
Cash Flows From Investing Activities:
Acquisition of property and equipment	(133,453)	(134,264)	(3,571,042)
Purchases of marketable securities	(11,684,401)	(57,348,702)	(483,992,896)
Proceeds from sales of marketable securities	26,000,000	28,660,000	433,012,777
Purchase of long-term investment	—	—	(1,000,000)
Payments received on notes receivable	—	—	49,687
Net cash provided by (used in) investing activities	14,182,146	(28,822,966)	(55,501,474)
Cash Flows From Financing Activities:
Principal payments under capital leases	—	—	(422,088)
Proceeds from sales leaseback	—	—	120,492
Pledge of restricted cash	—	—	(366,667)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	89,125,640
Proceeds from issuance of common stock associated with stock options, stock warrants and employee stock purchase plan	110,565	884,014	4,994,298
Proceeds from issuance of common stock, net of issuance costs	—	50,257,207	159,151,819
Net cash provided by financing activities	110,565	51,141,221	252,603,494
Net increase in cash and cash equivalents	2,687,826	6,816,893	16,887,419
Cash and cash equivalents, beginning of period	4,224,634	10,070,526	—
Cash and cash equivalents, end of period	$6,912,460	$16,887,419	$16,887,419
Supplemental Schedule of Cash and Non-cash Operating and Financing Activities:
Cash paid for interest	$—	$—	$1,033,375
Issuance of stock in exchange for license agreement	—	—	40,000
Capital lease obligations incurred for acquisition of property and equipment	—	—	422,088
Issuance of stock in exchange for notes receivable	—	—	139,687
Conversion of preferred stock to common stock	—	—	89,125,640

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.                 Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2006 for a broader discussion of our business and the opportunities and risks inherent in such business.

Since our inception in 1992, we have not generated any revenue and have experienced significant net losses and negative cash flows from operations.  Our activities have consisted primarily of licensing and developing product candidates.  Accordingly, we are considered to be in the development stage as of June 30, 2007 as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

On June 19, 2007, we announced top line results from ENRICH, our pivotal Phase 3 study of EFAPROXYNTM (efaproxiral) plus whole brain radiation therapy, or WBRT, in women with brain metastases originating from breast cancer.  The study failed to achieve its primary endpoint of demonstrating a statistically significant improvement in overall survival in patients receiving EFAPROXYN plus WBRT, compared to patients receiving WBRT alone.  Based on these results, we discontinued our EFAPROXYN development program during the second quarter of 2007.

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

Even if our clinical trials demonstrate the safety and effectiveness of our product candidates in their target indications, we do not expect to be able to record commercial sales for any of our product candidates until 2009 at the earliest.  We expect to incur significant and growing net losses for the foreseeable future as a result of our research and development programs and the costs of preparing for the potential commercial launch of PDX.  Although the size and timing of our future net losses are subject to significant uncertainty, we expect them to increase over the next several years as we continue to fund our development programs and prepare for the potential commercial launch of our product candidates.

Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments in marketable securities as of June 30, 2007 should be adequate to support our operations through the first quarter of 2009, although there can be no assurance that this can, in fact, be accomplished.

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

•       competing technological and market developments; and

•       our ability to market and distribute our future products and establish new collaborative and licensing arrangements.

2.                 Prepaid Expenses and Other Assets

Prepaid expenses and other assets are comprised of the following:

	December 31, 2006	June 30, 2007
Prepaid expenses and other assets	$151,538	$151,172
Prepaid insurance	169,302	581,905
Receivable related to pending litigation settlement (see Note 9)	1,749,000	1,753,000
	$2,069,840	$2,486,077

3.                 Accounts Payable and Accrued Liabilities

Accounts payable are comprised of the following:

	December 31, 2006	June 30, 2007
Trade accounts payable	$388,133	$764,116
Related parties	12,000	—
	$400,133	$764,116

Accrued liabilities are comprised of the following:

	December 31, 2006	June 30, 2007
Accrued research and development expenses	$1,430,417	$1,411,935
Accrued restructuring and separation costs	427,266	122,293
Accrued personnel costs	1,481,849	1,574,580
Accrued litigation settlement costs (see Note 9)	2,000,000	2,000,000
Accrued clinical manufacturing expenses	655,552	1,421,482
Accrued expenses — other	436,437	508,398
	$6,431,521	$7,038,688

During the three months ended June 30, 2007, we accrued approximately $308,000 in research and development expenses and $117,000 in clinical manufacturing expenses related to the discontinuation of the EFAPROXYN development program.  These expenses represent estimated costs to be incurred by contract research organizations in connection with closing out our EFAPROXYN clinical trials and estimated costs for the destruction and storage of EFAPROXYN bulk drug substance and formulated drug product.

4.                 Stockholders’ Equity

On February 2, 2007, we sold 9,000,000 shares of our common stock in an underwritten offering at a price of $6.00 per share (the “February 2007 Financing”). We received net proceeds from the offering of approximately $50.3 million, after deducting underwriting commissions of approximately $3.2 million and other offering expenses of approximately $503,000. The shares of common stock were sold under our shelf Registration Statement on Form S-3 (File No. 333-134965), declared effective by the Securities and Exchange Commission (“SEC”) on July 10, 2006. We retired the unused portion of this shelf registration statement in June 2007.

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

In May 2007, we filed a universal shelf Registration Statement on Form S-3 (File No. 333-143198) with the SEC that was declared effective on June 5, 2007.  Under the registration statement, we are allowed to sell, from time to time, up to $150 million of our common stock, preferred stock, depository shares, debt securities and/or warrants, either individually or in units, in one or more offerings.  We have no specific plans to offer the securities covered by the registration statement and we are not required to offer the securities in the future pursuant to the registration statement. The terms of any offering under the registration statement will be established at the time of the offering. Proceeds from the sale of any securities will be used for the purposes described in a prospectus supplement to be filed at the time of an offering.

5.                 Stock-Based Compensation

In accordance with the modified prospective transition method of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), stock-based compensation expense for the three and six months ended June 30, 2006 and 2007 has been recognized in the accompanying Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Research and development	$167,074	$544,111	$301,528	$808,411
Clinical manufacturing	29,376	46,931	53,021	82,949
Marketing, general and administrative	1,007,380	1,222,874	1,330,623	2,225,936
Total stock-based compensation expense	$1,203,830	$1,813,916	$1,685,172	$3,117,296

We did not recognize a related tax benefit during the three or six months ended June 30, 2006 and 2007 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of June 30, 2007.   No stock-based compensation expense was capitalized on our Balance Sheet as of December 31, 2006 and June 30, 2007.

The following table summarizes activity and related information for our stock option awards:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2006	5,778,571	$3.60	2,900,556	$4.27
Granted	2,361,574	6.68
Exercised	(273,108)	3.11
Canceled	(392,853)	4.99
Outstanding as of June 30, 2007	7,474,184	$4.52	3,493,787	$3.86

During the six months ended June 30, 2007, we granted 2,361,574 stock options with a weighted-average grant-date fair value of $4.20 per share.  As of June 30, 2007, the unrecorded stock-based compensation balance related to stock option awards was $8,542,002 and will be recognized over an estimated weighted-average amortization period of 1.5 years.

The following table summarizes information about outstanding stock options that are fully vested and currently exercisable, and outstanding stock options that are expected to vest in the future:

	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value
As of June 30, 2007:
Options fully vested and exercisable	3,493,787	5.6	$3.86	$3,848,737
Options expected to vest, including effects of expected forfeitures	3,576,022	9.2	$3.12	2,361,886
Options fully vested and expected to vest	7,069,809	7.4	$3.49	$6,210,623

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our closing stock price of $4.42 as of June 29, 2007, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.  The total number of in-the-money options exercisable as of June 30, 2007 was 2,247,199.

The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2007 was $172,559 and $502,894, respectively, determined as of the date of option exercise.  The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2007 was $173,659 and $951,441, respectively, determined as of the date of option exercise. We settle employee stock option exercises with newly issued common shares.  No tax benefits were realized by us in connection with these exercises during the three or six months ended June 30, 2006 and 2007 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of June 30, 2007.

The following table summarizes activity and related information for our restricted stock awards:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2006	410,000	$3.14
Granted	105,000	6.08
Vested	(102,500)	3.14
Nonvested as of June 30, 2007	412,500	$3.89

The shares of restricted stock vest in four equal annual installments from the date of grant.  During the three months ended June 30, 2006 and 2007, we recorded stock-based compensation related to restricted stock awards of $134,766 and $181,131, respectively.  During the six months ended June 30, 2006 and 2007, we recorded stock-based compensation related to restricted stock awards of $165,607 and $359,188, respectively.  As of June 30, 2007, the unrecorded deferred stock-based compensation balance related to restricted stock awards was $1,034,591 and will be recognized over an estimated weighted-average amortization period of 1.6 years.

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

Diluted net loss per share is the same as basic net loss per share for all periods presented because any potential dilutive common shares were anti-dilutive due to our net loss (i.e., including such shares would decrease our basic net loss per share). Potential dilutive common shares that would have been included in the calculation of diluted earnings per share if we had net income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Common stock options	798,452	2,142,589	683,676	2,331,681
Restricted stock	410,000	515,000	410,000	515,000
Common stock warrants	24,328	279,088	—	297,696
	1,232,780	2,936,677	1,093,676	3,144,377

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

We recorded separation costs of $645,666 during the six months ended June 30, 2006 relating to our estimate of our total obligations under the Separation Agreement with Mr. Hart.  During the year ended December 31, 2006 and the six months ended June 30, 2007, we made payments to Mr. Hart under the Separation Agreement of $325,208 and $249,218, respectively.  As of June 30, 2007, the remaining liability of $71,239 relating to the Separation Agreement with Mr. Hart is recorded in accrued restructuring and separation costs.

8.                 Income Taxes

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the periods from December 31, 1993 through June 30, 2007, the tax periods which remain subject to examination by major tax jurisdictions as of June 30, 2007.

We have net operating loss (“NOL”) carryforwards, research and development (“R&D”) credit carryforwards and orphan drug credit carryforwards and other deferred tax assets that represent an unrecognized future tax benefit.  A valuation allowance has been established for the entire tax benefit as of June 30, 2007 as we believe that it is more likely than not that such assets will not be realized.  The utilization of these carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the carryforwards, which begin expiring in 2009. Further, the Internal Revenue Code of 1986, as amended, contains provisions in Section 382 that limit the NOL, R&D credit, and orphan drug credit carryforwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest and are subject to review and possible adjustment by the Internal Revenue Service. A greater than 50% change in ownership of a company within a three-year period results in an annual limitation on the ability to utilize NOL, R&D credit and orphan drug credit carryforwards from tax periods prior to the ownership change. Our NOL, R&D credit and orphan drug credit carryforwards as of June 30, 2007 will likely be subject to annual limitation due to changes in ownership resulting from our previous financings. While the amount of these limitations has not been determined, management believes that the amount subject to limitation could be significant, and our NOL, R&D credit and orphan drug credit carryforwards may expire unused. Additionally, future ownership changes could further limit the utilization of our NOL, R&D credit and orphan drug credit carryforwards. Until a full Section 382 study is performed and the amount of limitation is known, no amounts are presented as uncertain under FIN 48.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically, with no material impact to our financial results. In the event we receive an assessment for interest and/or penalties, it would be classified in the financial statements as income tax expense.

9.                 Commitments and Contingencies

Manufacturing Commitments

In June 2005, we entered into a manufacturing agreement with Hovione Inter Limited (“Hovione”) covering the supply of EFAPROXYN bulk drug substance, or efaproxiral sodium.  Based on the results of the ENRICH trial, we have discontinued the development of EFAPROXYN and we retain the right to terminate this agreement, without penalty.

Royalty and License Fee Commitments for PDX

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, under which we obtained exclusive worldwide rights to several issued United States patents and equivalent foreign patent applications to develop and market any product derived from any formulation of PDX in connection with all diagnostic and therapeutic uses, including human and veterinary diseases. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and are also required to make certain additional cash payments based upon the achievement of certain clinical development or regulatory milestones or the passage of certain time periods. To date, we have made aggregate milestone payments of $1.5 million based on the passage of time. In the future, we could make aggregate milestone payments of $1.5 million upon the earlier of achievement of a clinical development milestone or the passage of certain time periods (the “Clinical Milestone”), and up to $10 million upon achievement of certain regulatory milestones, including regulatory approval to market PDX in the United States or Europe. The next scheduled payments toward the Clinical Milestone of $500,000 each are currently due on December 23, 2007, 2008 and 2009. The up-front license fee and all milestone payments under the agreement, have been or will be recorded to research and development expense when incurred. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur. As of June 30, 2007, no royalty payments have been made or accrued.

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

On November 20, 2005, the plaintiff appealed the District Court’s decision to the U.S. Court of Appeals for the Tenth Circuit (the “Court of Appeals”).   In October 2006, the parties held discussions to settle the matter, although the terms of any such potential settlement remain subject to negotiation and no binding agreement has been reached. A settlement would be subject to various conditions, including approval of the District Court. We expect that any settlement in excess of our deductible would be covered by our insurance carrier. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of our settlement discussions or the legal proceedings. In the event a settlement is not concluded, we intend to vigorously defend against the plaintiff’s appeal. If the Court of Appeals reverses the District Court’s decision and we are not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. As of June 30, 2007, we have recorded $2,000,000 in accrued litigation settlement costs, which represents our best estimate of the potential gross amount of the settlement costs to be paid to the plaintiffs, and $1,753,000 in prepaid expenses and other assets, which represents the amount we expect to be reimbursed from our insurance carrier. The net difference of $247,000 between these amounts represents the remaining unpaid deductible under our insurance policy, and this amount was recorded to marketing, general and administrative expenses during the year ended December 31, 2006.

10.          Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

The Emerging Issues Task Force (“EITF”) issued a consensus, EITF 07-3, Advance Payments for Research and Development Activities, which states that non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been rendered.  The Consensus is to be applied prospectively for new contractual arrangements entered into in fiscal years beginning after December 15, 2007.

The EITF has an issue currently under consideration that may impact the Company in the future. EITF 07-01, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property, is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. We will continue to monitor the development of this EITF and evaluate the effect on our financial statements and disclosures.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements concerning our projected timelines for the completion of enrollment, performance of interim and final analyses and announcement of results from our ongoing clinical trials, including our Phase 2 PROPEL trial; the potential for the results of our Phase 2 PROPEL trial to support marketing approval of PDX; other statements regarding our future product development and regulatory strategies, including our intent to develop or seek regulatory approval for our product candidates in specific indications; the ability of our third-party manufacturing parties to support our requirements for drug supply; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements which are other than statements of historical fact. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed in Part II, Item 1A of this report under the caption “Risk Factors.” All forward-looking statements included in this report are based on information available to us as of the date hereof and we undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances. Forward-looking statements not specifically described above also may be found in these and other sections of this report.

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

We have two product candidates that are currently under development, PDX (pralatrexate) and RH1.

PDX

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

In August 2006, we initiated PROPEL, a Phase 2 clinical trial of PDX in patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL, that we believe, if positive, will be sufficient to support the filing of a new drug application, or NDA, to seek marketing approval for PDX in this indication.   In July 2006, we reached agreement with the United States Food and Drug Administration, or FDA, under its special protocol assessment, or SPA, process on the design of this Phase 2 trial.  The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of an NDA, and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA.  The PROPEL trial will seek to enroll a minimum of 100 evaluable patients at approximately 35 centers across the United States, Canada and Europe.  The primary endpoint of the study is objective response rate (complete and partial response).  Secondary endpoints include duration of response, progression-free survival and overall survival.  In January 2007, an independent Data Monitoring Committee, or DMC, completed a planned interim analysis of safety data from the PROPEL trial and recommended that the trial continue per the protocol. This interim assessment was based upon an evaluation of the first 10 patients enrolled to the study who completed at least one cycle of treatment with PDX.  No major patient safety concerns were identified by the DMC.  According to the PROPEL trial protocol, we will conduct an interim analysis of patient response from the PROPEL trial after 35 evaluable patients have completed at least one cycle of treatment with PDX, and must observe at least four responses (complete or partial) out of the first 35 patients in order to continue the trial.  We currently expect to announce the outcome of the interim analysis prior to the end of October 2007, and complete patient enrollment in the trial by the third quarter of 2008, although the actual timing of the interim analysis and completion of enrollment may vary based on a number of factors, including site initiation and patient enrollment rates.

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

In addition to the PROPEL study, the following clinical trials are also open for enrollment:

•                  a Phase 1/2 study of PDX in patients with non-Hodgkin’s lymphoma, or NHL, and Hodgkin’s disease;

•                  a Phase 1 dose escalation study of PDX with vitamin B12 and folic acid supplementation in patients with previously treated advanced non-small cell lung cancer, or NSCLC; and

•                  a Phase 1/2a open-label, multi-center study of sequential PDX and gemcitabine with vitamin B12 and folic acid supplementation in patients with relapsed or refractory NHL or Hodgkin’s disease.

Patient enrollment in the Phase 1/2a study of sequential PDX and gemcitabine with vitamin B12 and folic acid supplementation in patents with relapsed refractory NHL or Hodgkin’s disease was initiated in May 2007.  In the Phase 1 portion of this study, patients with either relapsed or refractory NHL (diffuse large B- or T-cell lymphoma, mantle cell lymphoma, transformed large cell lymphomas) or Hodgkin’s disease will receive PDX followed the next day by gemcitabine as part of a weekly schedule for three or four weeks with concurrent vitamin B12 and folic acid supplementation.  Up to 54 evaluable patients will be enrolled in the Phase 1 portion of the study with the objective of determining the maximum tolerated dose, or MTD, safety, tolerability, and pharmacokinetic profile of escalating doses of sequential PDX and gemcitabine.  In the expanded Phase 2a portion of the trial, up to 30 additional patients with relapsed or refractory PTCL will be enrolled at the established MTD to assess preliminary efficacy of PDX and gemcitabine.

During the second half of 2007, we plan to initiate a Phase 1/2 study of PDX in patients with relapsed or persistent cutaneous T-cell lymphoma, or CTCL. We also plan to initiate a study of PDX in one or more solid tumors once we have determined the MTD for PDX in the ongoing Phase 1 dose escalation study of PDX with vitamin B12 and folic acid supplementation in patients with previously-treated advanced NSCLC.

RH1

RH1 is a small molecule chemotherapeutic agent that we believe is bioactivated by the enzyme DT-diaphorase, or DTD, also known as NAD(P)H quinone oxidoreductase, or NQ01.  We believe DTD is over-expressed in many tumors, including lung, colon, breast and liver tumors. We believe that because RH1 is bioactivated in the presence of DTD, it has the potential to provide targeted drug delivery to these tumor types while limiting the amount of toxicity to normal tissue.  We expect to initiate a Phase 1 study of RH1 in patients with advanced solid tumors during the second half of 2007.

EFAPROXYN Development Discontinued

In June 2007, we announced top-line results from ENRICH, our Phase 3 clinical trial of EFAPROXYNTM (efaproxiral) plus whole brain radiation therapy, or WBRT, in women with brain metastases originating from breast cancer.  The study failed to achieve its primary endpoint of demonstrating a statistically significant improvement in overall survival in patients receiving EFAPROXYN plus WBRT, compared to patients receiving WBRT alone.  Based on these results, we discontinued our EFAPROXYN development program during the second quarter of 2007.

In addition to the ENRICH trial, our other clinical trials involving EFAPROXYN included a Phase 1 trial in patients with locally advanced NSCLC receiving concurrent chemoradiotherapy (chemotherapy and radiation therapy administered at the same time), and a Phase 1b/2 trial of EFAPROXYN in patients with locally advanced cancer of the cervix receiving concurrent chemoradiotherapy.   These trials are currently being closed and we are working with our investigators to ensure any active patients are transitioned off study drug appropriately.

Results of Operations

Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations. We have incurred these losses principally from costs incurred in our research and development programs and from our clinical manufacturing and general and administrative expenses.

Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates. The timing and costs to complete the successful development of any of our product candidates are highly uncertain, and therefore difficult to estimate. The lengthy process of seeking regulatory approvals for our product candidates, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources.  Clinical development timelines, likelihood of success and total costs vary widely and are impacted by a variety of risks and uncertainties discussed in the “Risk Factors” section of Part II, Item 1A below.  Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of any of our product candidates or the ultimate costs of such efforts. Due to these same factors, we cannot be certain when, or if, we will generate any revenue or net cash inflow from any of our current product candidates.

Even if our clinical trials demonstrate the safety and effectiveness of our product candidates in their target indications, we do not expect to be able to record commercial sales of any our product candidates until 2009 at the earliest. We expect to incur significant and growing net losses for the foreseeable future as a result of our research and development programs and the costs of preparing for the potential commercial launch of PDX.  Although the size and timing of our future net losses are subject to significant uncertainty, we expect them to increase over the next several years as we continue to fund our development programs and prepare for the potential commercial launch of our product candidates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007

Operating expenses:
Research and development	$3,320,667	$4,360,787	$6,760,497	$7,650,215
Clinical manufacturing	390,866	1,384,804	952,439	2,532,108
Marketing, general and administrative	3,738,720	5,514,923	6,664,518	10,262,519
Restructuring and separation costs	—	—	645,666	—

Total operating expenses	$7,450,253	$11,260,514	$15,023,120	$20,444,842

Research and Development.  Research and development expenses include the costs of certain personnel, basic research, preclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, patents and licensing fees for our product candidates.

Research and development expenses for the three months ended June 30, 2006 and 2007 were $3.3 million and $4.4 million, respectively.  The $1.0 million increase in research and development expenses in the three months ended June 30, 2007 as compared to the same period in 2006 was primarily due to the following:

•                  a $965,000 increase in clinical trial and preclinical study costs involving PDX;

•                  a $500,000 increase related to key personnel changes; and

•                  a $377,000 increase in non-cash stock-based compensation expense.

These increases were partially offset by a $920,000 decrease in clinical trial costs resulting from the completion of patient enrollment in our Phase 3 ENRICH trial in September 2006, which is net of $308,000 in expense accrued during the three months ended June 30, 2007 for estimated costs to be incurred by contract research organizations in connection with closing out our EFAPROXYN trials as a result of the discontinuation of the EFAPROXYN development program.

Research and development expenses for the six months ended June 30, 2006 and 2007 were $6.8 million and $7.7 million, respectively.  The $890,000 increase in research and development expenses in the six months ended June 30, 2007 as compared to the same period in 2006 was primarily due to the following:

•                  a $1.7 million increase in clinical trial and preclinical study costs involving PDX;

•                  a $868,000 increase related to key personnel changes; and

•                  a $506,000 increase in non-cash stock-based compensation expense.

These increases were partially offset by a $2.4 million decrease in clinical trial costs resulting from the completion of patient enrollment in our Phase 3 ENRICH trial in September 2006, which is net of $308,000 in expense accrued during the six months ended June 30, 2007 for estimated costs to be incurred by contract research organizations in connection with closing out our EFAPROXYN trials as a result of the discontinuation of the EFAPROXYN development program.

For the second half of 2007, we expect our research and development expenses to increase relative to the amount recorded for the six months ended June 30, 2007 due to increases in costs for our preclinical studies and planned clinical trials for PDX, and non-cash stock-based compensation expense.  The amount and timing of the costs related to our clinical trials are difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, the rate of patient enrollment and the detailed design of future trials.

Clinical Manufacturing. Clinical manufacturing expenses include the costs of certain personnel, third party manufacturing costs for development of drug materials for use in clinical trials and preclinical studies, and costs associated with pre-commercial scale-up of manufacturing to support anticipated regulatory and commercial requirements.

Clinical manufacturing expenses for the three months ended June 30, 2006 and 2007 were $391,000 and $1.4 million, respectively.  The $994,000 increase in clinical manufacturing expenses in the three months ended June 30, 2007 as compared to the same period in 2006 was partially due to a $117,000 increase related to estimated costs to be incurred for the storage and destruction of EFAPROXYN bulk drug substance and formulated drug product as a result of the discontinuation of the EFAPROXYN development program. The remaining $877,000 increase was primarily due to increases in third-party manufacturing costs for PDX bulk drug substance and formulated drug product.

Clinical manufacturing expenses for the six months ended June 30, 2006 and 2007 were $952,000 and $2.5 million, respectively.  The $1.6 million increase in clinical manufacturing expenses in the six months ended June 30, 2007 as compared to the same period in 2006 was partially due to a $117,000 increase related to estimated costs to be incurred for the storage and destruction of EFAPROXYN bulk drug substance and formulated drug product as a result of the discontinuation of the EFAPROXYN development program. The remaining $1.5 million increase was primarily due to increases in third-party manufacturing costs for PDX bulk drug substance and formulated drug product.

For the second half of 2007, we expect our clinical manufacturing expenses to increase relative to the amount recorded for the six months ended June 30, 2007 in order to support our requirements for ongoing and planned clinical trials and preclinical studies involving PDX and RH1.

Marketing, General and Administrative.  Marketing, general and administrative expenses include costs for pre-marketing activities, corporate development, executive administration, corporate offices and related infrastructure.

Marketing, general and administrative expenses for the three months ended June 30, 2006 and 2007 were $3.7 million and $5.5 million, respectively.  The $1.8 million increase in marketing, general and administrative expenses in the three months ended June 30, 2007 as compared to the same period in 2006 was primarily due to the following:

•                  a $775,000 increase in market research and consulting expenses related to our product development and commercialization planning for EFAPROXYN and PDX;

•                  a $753,000 increase in personnel and travel costs, mainly attributable to additional headcount and increases in compensation costs year over year; and

•                  a $215,000 increase in non-cash stock-based compensation expense.

Marketing, general and administrative expenses for the six months ended June 30, 2006 and 2007 were $6.7 million and $10.3 million, respectively.  The $3.6 million increase in marketing, general and administrative expenses in the six months ended June 30, 2007 as compared to the same period in 2006 was primarily due to the following:

•                  a $1.3 million increase in personnel and travel costs, mainly attributable to additional headcount and increases in compensation costs year over year;

•                  a $1.2 million increase in market research and consulting expenses related to our product development and commercialization planning for EFAPROXYN and PDX;

•                  an $895,000 increase in non-cash stock-based compensation expense; and

•                  a $210,000 increase in legal, accounting and other public company costs.

For the second half of 2007, we expect our marketing, general and administrative expenses to be similar to the amount recorded for the six months ended June 30, 2007.

Stock-based Compensation Expense.  In accordance with the modified prospective transition method of SFAS 123R, stock-based compensation expense for the three and six months ended June 30, 2006 and 2007 has been recognized in the accompanying Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Research and development	$167,074	$544,111	$301,528	$808,411
Clinical manufacturing	29,376	46,931	53,021	82,949
Marketing, general and administrative	1,007,380	1,222,874	1,330,623	2,225,936
Total stock-based compensation expense	$1,203,830	$1,813,916	$1,685,172	$3,117,296

The $1.2 million of stock-based compensation recognized in the three months ended June 30, 2006 was primarily related to our stock option plans.  Of the $1.8 million of stock-based compensation recognized in the three months ended June 30, 2007, $1.6 million was related to our stock option plans, $181,000 related to restricted stock and $14,000 was related to our employee stock purchase plan. The $610,000 increase in stock-based compensation expense in the three months ended June 30, 2007 as compared to the same period in 2006 was primarily due to a higher fair-value for options granted in 2007 compared to the options granted in 2006 due to our stock price being higher for the 2007 option grants as compared to the same period in 2006.

The $1.7 million of stock-based compensation recognized in the six months ended June 30, 2006 was primarily related to our stock option plans.  Of the $3.1 million of stock-based compensation recognized in the six months ended June 30, 2007, $2.7 million was related to our stock option plans, $359,000 related to restricted stock and $23,000 was related to our employee stock purchase plan. The $1.4 million increase in stock-based compensation expense in the six months ended June 30, 2007 as compared to the same period in 2006 was primarily due to a higher fair-value for options granted in 2007 compared to the options granted in 2006 due to our stock price being higher during the six months ended June 30, 2007 as compared to the same period in 2006.

As of June 30, 2007, the unrecorded stock-based compensation balance related to stock option awards was $8,542,002 and will be recognized over an estimated weighted-average amortization period of 1.5 years. As of June 30, 2007, the unrecorded deferred stock-based compensation balance related to restricted stock awards was $1,034,591 and will be recognized over an estimated weighted-average amortization period of 1.6 years.

Restructuring and Separation Costs.   Restructuring and separation costs for the six months ended June 30, 2006 and 2007 were $646,000 and $0, respectively.  For a discussion of the separation costs recorded for the six months ended June 30, 2006, please see Note 7 of Part I, Item 1 in this quarterly report.

Interest and Other Income, Net.  Interest income, net of interest expense, for the three months ended June 30, 2006 and 2007 was $488,000 and $909,000, respectively.  Interest income, net of interest expense, for the six months ended June 30, 2006 and 2007 was $992,000 and $1.7 million, respectively.  The $421,000 and $690,000 increases in net interest income in the three and six months ended June 30, 2007 as compared to the same periods in 2006 were primarily due to higher average investment balances resulting from a financing completed in February 2007 and higher yields on our cash, cash equivalents and investments in marketable securities.

Liquidity and Capital Resources

Our cash, cash equivalents, and investments in marketable securities amounted to $68.7 million at June 30, 2007.  Since our inception, we have financed our operations primarily through public and private sales of our equity securities, which have resulted in net proceeds to us of $253.3 million through June 30, 2007.  We have also generated $20.0 million of net interest income since our inception from investing the net proceeds of these financings.

We have used $180.2 million of cash for operating activities from our inception through June 30, 2007.  Net cash used to fund our operating activities for the six months ended June 30, 2006 and 2007 was $11.6 million and $15.5 million, respectively.

Net cash provided by investing activities for the six months ended June 30, 2006 was $14.2 million and consisted primarily of proceeds from maturities of investments in marketable securities, partially offset by the purchase of investments in marketable securities.  Net cash used in investing activities for the six months ended June 30, 2007 was $28.8 million and consisted primarily of the purchase of investments in marketable securities, partially offset by the proceeds from maturities of investments in marketable securities.

Net cash provided by financing activities for the six months ended June 30, 2006 was $110,565 and consisted of proceeds from the issuance of common stock associated with stock options exercised by our employees.  Net cash provided by financing activities for the six months ended June 30, 2007 was $51.1 million and consisted primarily of the net proceeds from the sale of 9,000,000 shares of our common stock in an underwritten offering at a price of $6.00 per share (the “February 2007 Financing”).  We received net proceeds from the February 2007 Financing of approximately $50.3 million, after deducting underwriting commissions of approximately $3.2 million and other offering expenses of approximately $503,000. The shares of common stock were sold under our shelf Registration Statement on Form S-3 (File No. 333-134965), declared effective by the Securities and Exchange Commission on July 10, 2006. We retired the unused portion of this shelf registration statement in June 2007.

In May 2007, we filed a new universal shelf Registration Statement on Form S-3 (File No. 333-143198) with the Securities and Exchange Commission (“SEC”) that was declared effective on June 5, 2007.  Under the registration statement, we are allowed to sell, from time to time, up to $150 million of our common stock, preferred stock, depository shares, debt securities and/or warrants, either individually or in units, in one or more offerings.  We have no specific plans to offer the securities covered by the registration statement and we are not required to offer the securities in the future pursuant to the registration statement. The terms of any offering under the registration statement will be established at the time of the offering. Proceeds from the sale of any securities will be used for the purposes described in a prospectus supplement filed at the time of an offering.

Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments in marketable securities as of June 30, 2007 should be adequate to support our operations through the first quarter of 2009, although there can be no assurance that this can, in fact, be accomplished.

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

We will be required to raise additional capital to support our future operations, including the potential commercialization of PDX, in the event we obtain regulatory approval to market PDX. We may seek to obtain this additional capital through arrangements with corporate partners, equity or debt financings, or from other sources. Such arrangements, if successfully consummated, may be dilutive to our existing stockholders. However, there is no assurance that we will be successful in consummating any such arrangements. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. If we are unable to generate meaningful amounts of revenue from future product sales, if any, or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our business and future prospects for revenue and profitability may be harmed.

Obligations and Commitments

Manufacturing Commitments

In June 2005, we entered into a manufacturing agreement with Hovione Inter Limited (“Hovione”) covering the supply of EFAPROXYN bulk drug substance, or efaproxiral sodium.  Based on the results of the ENRICH trial, we have discontinued the development of EFAPROXYN and we retain the right to terminate this agreement, without penalty.

Royalty and License Fee Commitments for PDX

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, under which we obtained exclusive worldwide rights to several issued United States patents and equivalent foreign patent applications to develop and market any product derived from any formulation of PDX in connection with all diagnostic and therapeutic uses, including human and veterinary diseases. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and are also required to make certain additional cash payments based upon the achievement of certain clinical development or regulatory milestones or the passage of certain time periods. To date, we have made aggregate milestone payments of $1.5 million based on the passage of time. In the future, we could make aggregate milestone payments of $1.5 million upon the earlier of achievement of a clinical development milestone or the passage of certain time periods (the “Clinical Milestone”), and up to $10 million upon achievement of certain regulatory milestones, including regulatory approval to market PDX in the United States or Europe. The next scheduled payments toward the Clinical Milestone of $500,000 each are currently due on December 23, 2007, 2008 and 2009. The up-front license fee and all milestone payments under the agreement, have been or will be recorded to research and development expense when incurred. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur. As of June 30, 2007, no royalty payments have been made or accrued.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts.  Our financial instruments as of June 30, 2007 consist of cash, cash equivalents, investments in marketable securities, and accounts payable.  All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

We invest in marketable securities in accordance with our investment policy.  The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields.  Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.  The average duration of the issues in our portfolio of investments in marketable securities as of June 30, 2007 is approximately four months.  As of June 30, 2007, our investments in marketable securities of $51.8 million are all classified as held-to-maturity and were held in a variety of interest-bearing instruments, consisting mainly of high-grade corporate notes.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (the “Evaluating Officers”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on that evaluation, our management, including the Evaluating Officers, concluded that our disclosure controls and procedures were effective as of June 30, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Evaluating Officers, as appropriate, to allow timely decisions regarding required disclosure.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On November 20, 2005, the plaintiff appealed the District Court’s decision to the U.S. Court of Appeals for the Tenth Circuit (the “Court of Appeals”).   In October 2006, the parties held discussions to settle the matter, although the terms of any such potential settlement remain subject to negotiation and no binding agreement has been reached. A settlement would be subject to various conditions, including approval of the District Court. We expect that any settlement in excess of our deductible would be covered by our insurance carrier. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of our settlement discussions or the legal proceedings. In the event a settlement is not concluded, we intend to vigorously defend against the plaintiff’s appeal. If the Court of Appeals reverses the District Court’s decision and we are not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. As of June 30, 2007, we have recorded $2,000,000 in accrued litigation settlement costs, which represents our best estimate of the potential gross amount of the settlement costs to be paid to the plaintiffs, and $1,753,000 in prepaid expenses and other assets, which represents the amount we expect to be reimbursed from our insurance carrier. The net difference of $247,000 between these amounts represents the remaining unpaid deductible under our insurance policy, and this amount was recorded to marketing, general and administrative expenses during the year ended December 31, 2006.

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

We have a history of net losses and an accumulated deficit, and we may never generate revenue or achieve or maintain profitability in the future. *

Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations.  To date, we have financed our operations primarily through public and private sales of our equity securities.  For the six months ended June 30, 2007, we had a net loss of $18.8 million.  As of June 30, 2007, we had accumulated a deficit during our development stage of $227.3 million.  We have incurred these losses principally from costs incurred in our research and development programs and from our clinical manufacturing and general and administrative expenses.  We expect to incur significant and growing net losses for the foreseeable future as a result of our research and development programs and the costs of preparing for the potential commercial launch of PDX.  Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates. We may never generate revenue from product sales or become profitable.  We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates, and in preparing for the potential commercial launch of our product candidates. We may not be able to continue as a going concern if we are unable to generate meaningful amounts of revenue to support our operations or cannot otherwise raise the necessary funds to support our operations.

Our near-term prospects are substantially dependent on PDX, our lead product candidate.  If we are unable to successfully develop and obtain regulatory approval for PDX for the treatment of patients with relapsed or refractory PTCL, our ability to generate revenue will be significantly delayed. *

We currently have no products that are approved for commercial sale.  Our product candidates are in various stages of development, and significant research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals.  Most of our efforts and expenditures over the next few years will be devoted to PDX.  Accordingly, our future prospects are substantially dependent on the successful development, regulatory approval and commercialization of PDX for the treatment of patients with relapsed or refractory PTCL.  PDX is not expected to be commercially available for this or any other indication until at least 2009.  RH1 is in an earlier stage of development relative to PDX, and if both PDX and RH1 are approved for marketing, we expect that RH1 would not be commercially available until after PDX is commercially available.  Further, certain of the indications that we are pursuing have relatively low incidence rates, which may make it difficult for us to enroll a sufficient number of patients in our clinical trials on a timely basis, or at all, and may limit the revenue potential of our product candidates.  If we are unable to successfully develop, obtain regulatory approval for and commercialize PDX for the treatment of relapsed or refractory PTCL, our ability to generate revenue from product sales will be significantly delayed and our stock price would likely decline.

We cannot predict when or if we will obtain regulatory approval to commercialize our product candidates. *

A pharmaceutical product cannot be marketed in the United States or most other countries until it has completed a rigorous and extensive regulatory approval process. If we fail to obtain regulatory approval to market our product candidates, we will be unable to sell our products and generate revenue, which would jeopardize our ability to continue operating our business. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. We may not obtain regulatory approval for any product candidates we develop, including PDX, or we may not obtain regulatory review of such product candidates in a timely manner. For a complete description of the regulatory approval process and related risks, please refer to the “Government Regulation” section of Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2006.

If our product candidates, including PDX, fail to meet safety and efficacy endpoints in clinical trials, they will not receive regulatory approval, and we will be unable to market them. *

Our product candidates may not prove to be safe and efficacious in clinical trials and may not meet all of the applicable regulatory requirements needed to receive regulatory approval. The clinical development and regulatory approval process is extremely expensive and takes many years. Failure can occur at any stage of development, and the timing of any regulatory approval cannot be accurately predicted.

According to the PROPEL trial protocol, we will conduct an interim analysis of patient response from the PROPEL trial after 35 evaluable patients have completed at least one cycle of treatment with PDX, and must observe at least four responses (complete or partial) out of the first 35 patients in order to continue the trial. We currently expect to announce the outcome of the interim analysis prior to the end of October 2007, although the actual timing of the interim analysis may vary based on a number of factors, including patient enrollment rates. We cannot assure you that the design of, or data collected from, the PROPEL trial will be adequate to continue the trial beyond the first 35 patients or demonstrate the safety and efficacy of PDX for the treatment of patients with relapsed or refractory PTCL, or otherwise be sufficient to support FDA or any foreign regulatory approval.

If the PROPEL trial fails to achieve its safety and efficacy endpoints, we may be unable to obtain regulatory approval to commercialize PDX, and our business and stock price may be harmed. If we fail to obtain regulatory approval for PDX or any of our other current or future product candidates, we will be unable to market and sell them and therefore may never generate meaningful amounts of revenue or become profitable.

As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities abroad. The number and design of clinical trials that will be required varies depending on the product candidate, the condition being evaluated, the trial results and regulations applicable to any particular product candidate. The design of our clinical trials is based on many assumptions about the expected effect of our product candidates, and if those assumptions prove incorrect, the clinical trials may not produce statistically significant results. Preliminary results may not be confirmed upon full analysis of the detailed results of a trial, and prior clinical trial program designs and results may not be predictive of future clinical trial designs or results. Product candidates in later stage clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials with acceptable endpoints. For example, we recently terminated the development of EFAPROXYN when it failed to demonstrate statistically significant improvement in overall survival in the targeted patients in a Phase 3 clinical trial. If our product candidates fail to show clinically significant benefits, they will not be approved for marketing.

We may experience delays in our clinical trials that could adversely affect our financial position and our commercial prospects. *

We do not know when our current clinical trials, including our PROPEL trial, will be completed, if at all. We also cannot accurately predict when other planned clinical trials will begin or be completed. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs approved for the conditions we are investigating. Other companies are conducting clinical trials and have announced plans for future trials that are seeking or likely to seek patients with the same diseases as those we are studying. Competition for patients in some cancer trials is particularly intense because of the limited number of leading specialist physicians and the geographic concentration of major clinical centers.

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

While we have negotiated a special protocol assessment with the FDA relating to our PROPEL trial, this agreement does not guarantee any particular outcome from regulatory review of the trial or the product, including any regulatory approval. *

The protocol for the PROPEL trial was reviewed by the FDA under the special protocol assessment, or SPA, process, which allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA. However, a SPA agreement is not a guarantee of approval, and we cannot be certain that the design of, or data collected from, the PROPEL trial will be adequate to demonstrate the safety and efficacy of PDX for the treatment of patients with relapsed or refractory PTCL, or otherwise be sufficient to support FDA or any foreign regulatory approval. Further, the SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed upon trial protocols. In addition, the SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from the PROPEL trial. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreement, how it will interpret the data and results from the PROPEL trial, or whether PDX will receive any regulatory approvals as a result of the SPA agreement or the clinical trial. Therefore, despite the potential benefits of the SPA agreement, significant uncertainty remains regarding the clinical development and regulatory approval process for PDX for the treatment of PTCL.

We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed. *

Clinical trials must be conducted in accordance with the FDA’s Good Clinical Practices and are subject to oversight by the FDA and Institutional Review Boards at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under the FDA’s Good Manufacturing Practices, and may require large numbers of test subjects. Clinical trials may be suspended by the FDA or us at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the conduct of these trials.

Even if we achieve positive interim results in clinical trials, these results do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory clearances, and the FDA can request that we conduct additional clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. As a result, there can be no assurance that our PROPEL trial will achieve its primary endpoint. In addition, negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or terminated. Also, failure to construct clinical trial protocols to screen patients for risk profile factors relevant to the trial for purposes of segregating patients into the patient populations treated with the drug being tested and the control group could result in either group experiencing a disproportionate number of adverse events and could cause a clinical trial to be repeated or terminated. If we have to conduct additional clinical trials, whether for PDX or any other product candidate, it would significantly increase our expenses and delay potential marketing of our product candidates.

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

Due to our reliance on contract research organizations and other third parties to conduct our clinical trials, we are unable to directly control the timing, conduct and expense of our clinical trials. *

We rely primarily on third parties to conduct our clinical trials, including the PROPEL trial. As a result, we have had and will continue to have less control over the conduct of our clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

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

•       the timing and outcome of our ongoing PROPEL trial;

•       costs associated with the commercialization of our product candidates, if approved for marketing;

•       our evaluation of, and decisions with respect to, additional therapeutic indications for which PDX may be developed;

•       our evaluation of, and decisions with respect to, our strategic alternatives; and

•       costs associated with securing in-license opportunities, purchasing product candidates and conducting preclinical research and clinical development for our current and future product candidates.

We will be required to raise additional capital to support our future operations, including the potential commercialization of PDX in the event we obtain regulatory approval to market such product candidates. We may seek to obtain this additional capital through arrangements with corporate partners, equity or debt financings, or from other sources. Such arrangements, if successfully consummated, may be dilutive to our existing stockholders. However, there is no assurance that we will be successful in consummating any such arrangements. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves.  If we are unable to generate meaningful amounts of revenue from future product sales, if any, or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our business and future prospects for revenue and profitability may be harmed.

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

We do not have manufacturing facilities or capabilities and are dependent on third parties to fulfill our manufacturing needs, which could result in the delay of clinical trials, regulatory approvals, product introductions and commercial sales. *

We are dependent on third parties for the manufacture and storage of our product candidates for clinical trials and, if approved, for commercial sale. If we are unable to contract for a sufficient supply of our product candidates on acceptable terms, or if we encounter delays or difficulties in the manufacturing process or our relationships with our manufacturers, we may not have sufficient product to conduct or complete our clinical trials or support commercial requirements for our product candidates, if approved for marketing.

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

•       our manufacturers may have staffing difficulties, may undergo changes in control or may become financially distressed, adversely affecting their willingness or ability to manufacture products for us;

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

Even if we obtain the necessary regulatory approvals to market PDX or any other product candidates, our commercial opportunity will be reduced or eliminated if our competitors develop and market products that are more effective, have fewer side effects or are less expensive than our product candidates. Our potential competitors include large fully integrated pharmaceutical companies and more established biotechnology companies, both of which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Academic institutions, government agencies, and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that competitors will succeed in developing technologies that are more effective than those being developed by us or that would render our technology obsolete or noncompetitive.

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

We have been named as a defendant in an alleged securities class action lawsuit seeking unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN during the period from May 29, 2003 to April 29, 2004 and subsequent declines in our stock price. On October 20, 2005, the District Court granted our motion to dismiss the lawsuit with prejudice and entered judgment in our favor. On November 20, 2005, the plaintiff appealed the decision to the United States Court of Appeals for the Tenth Circuit. In October 2006, the parties held discussions to settle the matter, although the terms of any such potential settlement remain subject to negotiation and no binding agreement has been reached. A settlement would be subject to various conditions, including approval of the District Court. We expect that any settlement in excess of our deductible would be covered by our insurance carrier. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of our settlement discussions or the legal proceedings. In the event a settlement is not concluded, we intend to vigorously defend against the plaintiff’s appeal. If the Court of Appeals reverses the District Court’s decision and we are not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. As of June 30, 2007, we have recorded $2,000,000 in accrued litigation settlement costs, which represents our best estimate of the potential gross amount of the settlement costs to be paid to the plaintiffs, and $1,753,000 in prepaid expenses and other assets, which represents the amount we expect to be reimbursed from our insurance carrier. The net difference of $247,000 between these amounts represents the remaining unpaid deductible under our insurance policy, and this amount was recorded to marketing, general and administrative expenses during the year ended December 31, 2006.

Failure to attract, retain and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our research and development efforts. *

We are a small company with 66 full-time employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions and scientists. Competition for personnel and academic collaborations is intense.  In particular, our product development programs depend on our ability to attract and retain highly skilled clinical development personnel.  In addition, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or maintain our relationships with academic institutions and scientists. If we fail to negotiate additional acceptable collaborations with academic institutions and scientists, or if our existing academic collaborations were to be unsuccessful, our product development programs may be delayed.

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

Warburg Pincus Private Equity VIII, L.P. (“Warburg”) and Baker Brothers Life Sciences, L.P. (“Baker”) each control a substantial percentage of the voting power of our outstanding common stock.*

On March 2, 2005, we entered into a Securities Purchase Agreement with Warburg Pincus Private Equity VIII, L.P. (“Warburg”) and certain other investors pursuant to which we issued and sold an aggregate of 2,352,443 shares of our Series A Exchangeable Preferred Stock (the “Exchangeable Preferred”) at a price per share of $22.10, for aggregate gross proceeds of approximately $52.0 million. On May 18, 2005, at our Annual Meeting of Stockholders, our stockholders voted to approve the issuance of shares of our common stock upon exchange of shares of the Exchangeable Preferred. As a result of such approval, we issued a total of 23,524,430 shares of common stock upon exchange of 2,352,443 shares of Exchangeable Preferred. In connection with its purchase of the Exchangeable Preferred, Warburg entered into a standstill agreement agreeing not to pursue certain activities the purpose or effect of which may be to change or influence the control of the Company.

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

As of June 30, 2007, we had approximately 66.2 million shares of common stock outstanding, of which Warburg owned 22,624,430 shares, or approximately 34% of the voting power of our outstanding common stock, and Baker owned 8,741,480 shares, or approximately 13% of the voting power of our outstanding common stock. Although each of Warburg and Baker have entered into a standstill agreement with us, they are, and will continue to be, able to exercise substantial influence over any actions requiring stockholder approval.

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

We cannot be sure that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. The trading price of our common stock has been and is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•       actual or anticipated results of our clinical trials, including PROPEL;

•       actual or anticipated regulatory approvals or non-approvals of our product candidates, including PDX, or of competing product candidates;

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

On January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, our operating results for the three and six months ended June 30, 2006 and 2007 include, and future periods will include, a charge for stock-based compensation related to employee stock options, restricted stock and discounted employee stock purchases.  The application of SFAS 123R requires the use of an option-pricing model to determine the fair value of share-based payment awards.  This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options.

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

We held our 2007 Annual Meeting of Stockholders on June 19, 2007. At such meeting, the following actions were voted upon:

a.         Election of Directors

	For	Withheld
Stephen J. Hoffman, Ph.D., M.D.	59,723,125	417,259
Paul L. Berns	59,766,572	373,812
Michael D. Casey	58,578,831	1,561,553
Stewart Hen	59,744,730	395,654
Jeffrey R. Latts, M.D.	59,779,248	361,136
Jonathan S. Leff	58,073,787	2,066,597
Timothy P. Lynch	58,715,083	1,425,301
William R. Ringo	59,780,326	360,058

b.           Ratification of the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

For	Against	Abstentions
60,048,017	77,759	14,608

ITEM 5.	OTHER INFORMATION	None

ITEM 6.	EXHIBITS

Exhibit No.	Note	Description
3.04	(1)	Amended and Restated Bylaws of Allos Therapeutics, Inc.
10.01	(1)	Form of Amended and Restated Indemnity Agreement between Allos and each of its directors and officers.
10.12.1	(1)	2001 Employee Stock Purchase Plan Offering (Series Beginning July 1, 2007).
10.32		Summary of Compensation Arrangements for Non-Employee Directors.
10.44	(2)	Corporate Bonus Plan.
10.45*

License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” between Allos and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute dated December 23, 2002 and amended May 9, 2006.

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

(1)          Incorporated by reference to the same numbered exhibit filed with our Current Report on Form 8-K filed on June 25, 2007.

(2)          Incorporated by reference to the same numbered exhibit filed with our Current Report on Form 8-K filed on May 1, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2007	ALLOS THERAPEUTICS, INC.

/s/ Paul L. Berns
Paul L. Berns
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David C. Clark
David C. Clark
Vice President, Finance
(Principal Financial and Accounting Officer)