Form 10-Q
period 2007-09-30
ALLOS THERAPEUTICS INC
filed 2007-11-05
CIK 1097264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007.

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

As of November 1, 2007, there were 66,957,332 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ALLOS THERAPEUTICS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I. Financial Information
ITEM 1.	Financial Statements (unaudited)
Balance Sheets — as of December 31, 2006 and September 30, 2007
Statements of Operations — for the three and nine months ended September 30, 2006 and 2007 and the cumulative period from September 1, 1992 (date of inception) through September 30, 2007
Statements of Cash Flows — for the nine months ended September 30, 2006 and 2007 and the cumulative period from September 1, 1992 (date of inception) through September 30, 2007
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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.

BALANCE SHEETS

(unaudited)

	December 31,	September 30,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$10,070,526	$7,005,136
Restricted cash	366,667	366,667
Investments in marketable securities	22,725,525	56,364,435
Prepaid research and development expenses	496,265	564,332
Prepaid expenses and other assets	2,069,840	2,545,304
Total current assets	35,728,823	66,845,874
Property and equipment, net	603,520	543,252
Other assets	49,247	49,247
Total assets	$36,381,590	$67,438,373
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$400,133	$721,089
Accrued liabilities	6,431,521	7,448,796
Total current liabilities	6,831,654	8,169,885
Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2006 and September 30, 2007; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,000,000 shares designated from authorized preferred stock at December 31, 2006 and September 30, 2007; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at December 31, 2006 and September 30, 2007; 56,695,633 and 66,761,276 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	56,695	66,761
Additional paid-in capital	238,052,617	295,821,484
Deficit accumulated during the development stage	(208,559,376)	(236,619,757)
Total stockholders’ equity	29,549,936	59,268,488
Total liabilities and stockholders’ equity	$36,381,590	$67,438,373

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from September 1, 1992 (date of inception) through September 30,
	2006	2007	2006	2007	2007

Operating expenses:
Research and development	$4,210,051	$4,394,726	$10,970,548	$12,044,941	$119,900,493
Clinical manufacturing	485,855	1,506,255	1,438,294	4,038,363	33,103,058
Marketing, general and administrative	3,895,094	4,240,704	10,559,612	14,503,223	97,661,750
Restructuring and separation costs	—	—	645,666	—	1,663,821

Total operating expenses	8,591,000	10,141,685	23,614,120	30,586,527	252,329,122

Loss from operations	(8,591,000)	(10,141,685)	(23,614,120)	(30,586,527)	(252,329,122)
Gain on settlement claims	—	—	—	—	5,110,083
Interest and other income, net	479,685	843,542	1,471,537	2,526,146	20,835,746

Net loss	(8,111,315)	(9,298,143)	(22,142,583)	(28,060,381)	(226,383,293)

Dividend related to beneficial conversion feature of preferred stock	—	—	—	—	(10,236,464)

Net loss attributable to common stockholders	$(8,111,315)	$(9,298,143)	$(22,142,583)	$(28,060,381)	$(236,619,757)

Basic and diluted net loss per share	$(0.15)	$(0.14)	$(0.40)	$(0.43)

Weighted average shares outstanding: basic and diluted	55,196,369	66,042,023	55,126,488	64,627,285

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,		Cumulative Period From September 1, 1992 (date of inception) through
	2006	2007	September 30, 2007
Cash Flows From Operating Activities:
Net loss	$(22,142,583)	$(28,060,381)	$(226,383,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	232,381	258,323	3,345,587
Stock-based compensation expense	2,659,884	4,775,997	30,407,091
Write-off of long-term investment	—	—	1,000,000
Other	—	—	99,121
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(758,098)	(543,529)	(3,148,881)
Interest receivable on investments	203,686	(299,118)	(733,226)
Accounts payable	90,345	320,956	721,089
Accrued liabilities	2,290,927	1,017,275	7,448,796
Net cash used in operating activities	(17,423,458)	(22,530,477)	(187,243,716)
Cash Flows From Investing Activities:
Acquisition of property and equipment	(202,233)	(198,056)	(3,634,834)
Purchases of marketable securities	(26,746,791)	(86,562,254)	(513,206,448)
Proceeds from sales of marketable securities	44,000,000	53,222,462	457,575,239
Purchase of long-term investment	—	—	(1,000,000)
Payments received on notes receivable	—	—	49,687
Net cash provided by (used in) investing activities	17,050,976	(33,537,848)	(60,216,356)
Cash Flows From Financing Activities:
Principal payments under capital leases	—	—	(422,088)
Proceeds from sales leaseback	—	—	120,492
Release (pledge) of restricted cash	183,333	—	(366,667)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	89,125,640
Proceeds from issuance of common stock associated with stock options, stock warrants and employee stock purchase plan	194,389	2,745,728	6,856,012
Proceeds from issuance of common stock, net of issuance costs	—	50,257,207	159,151,819
Net cash provided by financing activities	377,722	53,002,935	254,465,208
Net increase (decrease) in cash and cash equivalents	5,240	(3,065,390)	7,005,136
Cash and cash equivalents, beginning of period	4,224,634	10,070,526	—
Cash and cash equivalents, end of period	$4,229,874	$7,005,136	$7,005,136
Supplemental Schedule of Cash and Non-cash Operating and Financing Activities:
Cash paid for interest	$—	$—	$1,033,375
Issuance of stock in exchange for license agreement	—	—	40,000
Capital lease obligations incurred for acquisition of property and equipment	—	—	422,088
Issuance of stock in exchange for notes receivable	—	—	139,687
Conversion of preferred stock to common stock	—	—	89,125,640

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.                 Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2006 for a broader discussion of our business and the opportunities and risks inherent in such business.

Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations.  Our activities have consisted primarily of licensing and developing product candidates.  Accordingly, we are considered to be in the development stage as of September 30, 2007 as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

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

Even if our clinical trials demonstrate the safety and effectiveness of our product candidates in their target indications, we do not expect to be able to record commercial sales for any of our product candidates until 2009 at the earliest.  We expect to incur significant and growing net losses for the foreseeable future as a result of our research and development programs and the costs of preparing for the potential commercial launch of PDX.  Although the size and timing of our future net losses are subject to significant uncertainty, we expect them to increase over the next several years as we continue to fund our development programs and prepare for the potential commercial launch of PDX.

Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments in marketable securities as of September 30, 2007 should be adequate to support our operations through the first quarter of 2009, although there can be no assurance that this can, in fact, be accomplished.

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

•       competing technological and market developments; and

•       our ability to market and distribute our future products and establish new collaborative and licensing arrangements.

2.                 Prepaid Expenses and Other Assets

Prepaid expenses and other assets are comprised of the following:

	December 31, 2006	September 30, 2007
Prepaid expenses and other assets	$151,538	$375,492
Prepaid insurance	169,302	415,812
Receivable related to pending litigation settlement (see Note 9)	1,749,000	1,754,000
	$2,069,840	$2,545,304

3.                 Accounts Payable and Accrued Liabilities

Accounts payable are comprised of the following:

	December 31, 2006	September 30, 2007
Trade accounts payable	$388,133	$721,089
Related parties	12,000	—
	$400,133	$721,089

Accrued liabilities are comprised of the following:

	December 31, 2006	September 30, 2007
Accrued research and development expenses	$1,430,417	$1,845,755
Accrued restructuring and separation costs	427,266	50,734
Accrued personnel costs	1,481,849	1,761,127
Accrued litigation settlement costs (see Note 9)	2,000,000	2,000,000
Accrued clinical manufacturing expenses	655,552	1,332,326
Accrued expenses — other	436,437	458,854
	$6,431,521	$7,448,796

During the nine months ended September 30, 2007, we recorded approximately $308,000 in research and development expenses and $117,000 in clinical manufacturing expenses related to the discontinuation of the EFAPROXYN development program.  These expenses represent estimated costs to be incurred by contract research organizations in connection with closing out our EFAPROXYN clinical trials and estimated costs for the destruction and storage of EFAPROXYN bulk drug substance and formulated drug product.  Approximately $285,000 remains accrued at September 30, 2007, with approximately $140,000 in payments made since the program was discontinued.

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

5.                 Stock-Based Compensation

In accordance with the modified prospective transition method of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), stock-based compensation expense for the three and nine months ended September 30, 2006 and 2007 has been recognized in the accompanying Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Research and development	$180,904	$473,090	$482,432	$1,281,501
Clinical manufacturing	30,449	44,221	83,470	127,170
Marketing, general and administrative	763,359	1,141,390	2,093,982	3,367,326
Total stock-based compensation expense	$974,712	$1,658,701	$2,659,884	$4,775,997

We did not recognize a related tax benefit during the three or nine months ended September 30, 2006 and 2007 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of September 30, 2007.   No stock-based compensation expense was capitalized on our Balance Sheet as of December 31, 2006 and September 30, 2007.

The following table summarizes activity and related information for our stock option awards:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2006	5,778,571	$3.60	2,900,556	$4.27
Granted	2,489,574	6.59
Exercised	(867,429)	3.13
Canceled	(838,643)	5.06
Outstanding as of September 30, 2007	6,562,073	$4.61	2,986,213	$3.91

During the nine months ended September 30, 2007, we granted 2,489,574 stock options with a weighted-average grant-date fair value of $4.15 per share.  As of September 30, 2007, the unrecorded stock-based compensation balance related to stock option awards was $6,941,931 and will be recognized over an estimated weighted-average amortization period of 1.5 years.

The following table summarizes information about outstanding stock options that are fully vested and currently exercisable, and outstanding stock options that are expected to vest in the future:

	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value
As of September 30, 2007:
Options fully vested and exercisable	2,986,213	4.8	$3.91	$3,948,012
Options expected to vest, including effects of expected forfeitures	3,123,932	9.0	$5.19	2,130,313
Options fully vested and expected to vest	6,110,145	7.0	$4.56	$6,078,325

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our closing stock price of $4.75 as of September 28, 2007, the last trading day prior to September 30, 2007, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.  The total number of in-the-money options exercisable as of September 30, 2007 was 1,988,105.

The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2007 was $27,019 and $994,500, respectively, determined as of the date of option exercise.  The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2007 was $200,678 and $1,945,941, respectively, determined as of the date of option exercise. We settle employee stock option exercises with newly issued common shares.  No tax benefits were realized by us in connection with these exercises during the three or nine months ended September 30, 2006 and 2007 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of September 30, 2007.

The following table summarizes activity and related information for our restricted stock awards:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2006	410,000	$3.14
Granted	105,000	6.08
Vested	(102,500)	3.14
Nonvested as of September 30, 2007	412,500	$3.89

The shares of restricted stock vest in four equal annual installments from the date of grant.  During the three months ended September 30, 2006 and 2007, we recorded stock-based compensation related to restricted stock awards of $168,455 and $164,217, respectively.  During the nine months ended September 30, 2006 and 2007, we recorded stock-based compensation related to restricted stock awards of $334,062 and $523,405, respectively.  As of September 30, 2007, the unrecorded stock-based compensation balance related to restricted stock awards was $862,127 and will be recognized over an estimated weighted-average amortization period of 1.6 years.

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

Diluted net loss per share is the same as basic net loss per share for all periods presented because any potential dilutive common shares were anti-dilutive due to our net loss (as including such shares would decrease our basic net loss per share). Potential dilutive common shares that would have been included in the calculation of diluted earnings per share if we had net income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Common stock options	1,476,250	1,342,540	1,006,605	1,773,673
Restricted stock	410,000	412,500	410,000	412,500
Common stock warrants	277,912	206,427	103,786	278,267
	2,164,162	1,961,467	1,520,391	2,464,440

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

We recorded separation costs of $645,666 during the nine months ended September 30, 2006 relating to our estimate of our total obligations under the Separation Agreement with Mr. Hart.  During the year ended December 31, 2006 and the nine months ended September 30, 2007, we made payments to Mr. Hart under the Separation Agreement of $325,208 and $320,458, respectively.  As of September 30, 2007, there was no remaining liability relating to the Separation Agreement with Mr. Hart.

8.                 Income Taxes

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the periods from December 31, 1993 through September 30, 2007, the tax periods which remain subject to examination by major tax jurisdictions as of September 30, 2007.

We have net operating loss (“NOL”) carryforwards, research and development (“R&D”) credit carryforwards and orphan drug credit carryforwards and other deferred tax assets that represent an unrecognized future tax benefit.  A valuation allowance has been established for the entire tax benefit as of September 30, 2007 as we believe that it is more likely than not that such assets will not be realized.  The utilization of these carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the carryforwards, which begin expiring in 2009. Further, the Internal Revenue Code of 1986, as amended, contains provisions in Section 382 that limit the NOL, R&D credit, and orphan drug credit carryforwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest and are subject to review and possible adjustment by the Internal Revenue Service. A greater than 50% change in ownership of a company within a three-year period results in an annual limitation on the ability to utilize NOL, R&D credit and orphan drug credit carryforwards from tax periods prior to the ownership change. Our NOL, R&D credit and orphan drug credit carryforwards as of September 30, 2007 will likely be subject to annual limitation due to changes in ownership resulting from our previous financings. While the amount of these limitations has not been determined, management believes that the amount subject to limitation could be significant, and our NOL, R&D credit and orphan drug credit carryforwards may expire unused. Additionally, future ownership changes could further limit the utilization of our NOL, R&D credit and orphan drug credit carryforwards. Until a full Section 382 study is completed and the amount of these limitations is known, no amounts are presented as uncertain under FIN 48.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically, with no material impact to our financial results. In the event we receive an assessment for interest and/or penalties, it would be classified in the financial statements as income tax expense.

9.                 Commitments and Contingencies

Royalty and License Fee Commitments

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, under which we obtained exclusive worldwide rights to several issued United States patents and equivalent foreign patent applications to develop and market any product derived from any formulation of PDX in connection with all diagnostic and therapeutic uses, including human and veterinary diseases. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and are also required to make certain additional cash payments based upon the achievement of certain clinical development or regulatory milestones or the passage of certain time periods. To date, we have made aggregate milestone payments of $1.5 million based on the passage of time. In the future, we could make aggregate milestone payments of $1.5 million upon the earlier of achievement of a clinical development milestone or the passage of certain time periods (the “Clinical Milestone”), and up to $10 million upon achievement of certain regulatory milestones, including regulatory approval to market PDX in the United States or Europe. The next scheduled payments toward the Clinical Milestone of $500,000 each are currently due on December 23, 2007, 2008 and 2009. The up-front license fee and all milestone payments under the agreement have been or will be recorded to research and development expense when incurred. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.

In December 2004, we entered into an agreement with the University of Colorado Health Sciences Center, the University of Salford and Cancer Research Technology (“CRT”), under which we obtained exclusive worldwide rights to certain intellectual property surrounding a proprietary molecule known as RH1. Under the terms of the agreement, we paid an up-front license fee of $190,500 upon execution of the agreement and are also required to make certain additional cash payments based upon the achievement of certain clinical development, regulatory and commercialization milestones. We could make aggregate milestone payments of up to $9.2 million upon the achievement of the clinical development, regulatory and commercialization milestones set forth in the agreement. The up-front license fee and all milestone payments under the agreement, as well as the one-time data option fee discussed below, have been or will be recorded to research and development expense when incurred. Under the terms of the agreement and related data option agreement, Cancer Research UK, CRT’s parent institution, will continue to support an ongoing Phase 1 dose escalation study, and we will have the right to obtain an exclusive license to the results of the study, for use in subsequent development and regulatory activities, upon payment of a one-time data option fee of $360,000, which is included in accrued research and development expenses as of September 30, 2007. Upon completion of the Phase 1 study, we will assume responsibility for all future development costs and activities and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.

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

On November 20, 2005, the plaintiff appealed the District Court’s decision to the U.S. Court of Appeals for the Tenth Circuit (the “Court of Appeals”).   In October 2006, the parties held discussions to settle the matter, although the terms of any such potential settlement remain subject to negotiation and no binding agreement has been reached. A settlement would be subject to various conditions, including approval of the District Court. We expect that any settlement in excess of our deductible would be covered by our insurance carrier. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of our settlement discussions or the legal proceedings. In the event a settlement is not concluded, we intend to vigorously defend against the plaintiff’s appeal. If the Court of Appeals reverses the District Court’s decision and we are not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. As of September 30, 2007, we have recorded $2,000,000 in accrued litigation settlement costs, which represents our best estimate of the potential gross amount of the settlement costs to be paid to the plaintiffs, and $1,754,000 in prepaid expenses and other assets, which represents the amount we expect to be reimbursed from our insurance carrier. The net difference of $246,000 between these amounts represents the remaining unpaid deductible under our insurance policy, and this amount was recorded to marketing, general and administrative expenses during the year ended December 31, 2006.

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

The Emerging Issues Task Force (“EITF”) issued a consensus, EITF 07-3, Advance Payments for Research and Development Activities, which states that non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been rendered.  EITF 07-3 is to be applied prospectively for new contractual arrangements entered into in fiscal years beginning after December 15, 2007. We do not expect that this will have a material change to our current accounting practice.

The EITF has issued a tentative conclusion on EITF 07-01, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property, which is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 is to be applied retrospectively for collaboration arrangements in fiscal years beginning after December 15, 2007.  We currently do not have any such arrangements.

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

In August 2006, we initiated PROPEL, a Phase 2 clinical trial of PDX in patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL, that we believe, if positive, will be sufficient to support the filing of a new drug application, or NDA, to seek marketing approval for PDX in this indication.   In July 2006, we reached agreement with the United States Food and Drug Administration, or FDA, under its special protocol assessment, or SPA, process on the design of this Phase 2 trial.  The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of an NDA, and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA.  The PROPEL trial will seek to enroll a minimum of 100 evaluable patients at approximately 35 centers across the United States, Canada and Europe.  The primary endpoint of the study is objective response rate (complete and partial response).  Secondary endpoints include duration of response, progression-free survival and overall survival.  In September 2007, we announced the completion of pre-planned interim analyses of patient response and safety data from the PROPEL trial. Results of the interim analysis of patient response data exceeded the pre-specified threshold for continuation of the trial, which required a minimum of four responses (complete or partial) out of the first 35 evaluable patients, as determined by independent oncology review.  In addition, an independent data monitoring committee, or DMC, completed an interim analysis of the safety data from the first 35 evaluable patients and recommended that the trial continue per the protocol.  No major safety concerns were identified by the DMC.  In accordance with the trial protocol, the DMC will conduct another interim analysis of safety data from the first 65 evaluable patients.  We expect to report the outcome of the 65-patient safety analysis by the end of 2007.  We currently expect to complete patient enrollment in the trial in the second quarter of 2008, although the actual timing of the interim analysis and completion of enrollment may vary based on a number of factors, including site initiation and patient enrollment rates.

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

In addition to the PROPEL trial, the following clinical trials involving PDX are also open for enrollment:

•                  a Phase 1/2 study of PDX with vitamin B12 and folic acid supplementation in patients with non-Hodgkin’s lymphoma, or NHL, and Hodgkin’s disease;

•                  a Phase 1 dose escalation study of PDX with vitamin B12 and folic acid supplementation in patients with previously treated advanced non-small cell lung cancer, or NSCLC;

•                  a Phase 1/2 study of PDX with vitamin B12 and folic acid supplementation in patients with relapsed or persistent cutaneous T-cell lymphoma, or CTCL; and

•                  a Phase 1/2a study of sequential PDX and gemcitabine with vitamin B12 and folic acid supplementation in patients with relapsed or refractory NHL or Hodgkin’s disease.

Patient enrollment in the Phase 1/2 study of PDX with vitamin B12 and folic acid supplementation in patients with relapsed or persistent CTCL was initiated in August 2007. Up to 56 evaluable patients will be enrolled in the study with the objective of determining the optimal dose and safety profile of PDX in this population. A total of 20 of these patients will be enrolled at what we believe to be the optimal dose and schedule.

In October 2007, data from the Phase 1 dose ranging study of PDX with vitamin B12 and folic acid supplementation in patients with previously treated advanced NSCLC were presented at the 2007 AACR-NCI-EORTC conference. In this study, a total of 22 patients with relapsed or refractory NSCLC were treated at doses of 150 to 325 mg/m2 of PDX. The maximum tolerated dose was determined to be 270 mg/m2, which is nearly twice that observed in a previous Phase 1 study in which PDX was administered without vitamin supplementation. Clinically significant radiologic responses were observed. Greater than 50% of patients (13/22) received two or more prior treatment regimens. Based on PDX clinical experience to date, we plan to initiate a randomized Phase 2 study of PDX in patients with NSCLC.

RH1

RH1 is a small molecule chemotherapeutic agent that we believe is bioactivated by the enzyme DT-diaphorase, or DTD, also known as NAD(P)H quinone oxidoreductase, or NQ01.  We believe DTD is over-expressed in many tumors, including lung, colon, breast and liver tumors. We believe that because RH1 is bioactivated in the presence of DTD, it has the potential to provide targeted drug delivery to these tumor types while limiting the amount of toxicity to normal tissue.  We intend to initiate a Phase 1 study of RH1 in patients with advanced solid tumors during the fourth quarter of 2007.

Results of Operations

Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations. We have incurred these losses principally from costs incurred in our research and development programs and from our clinical manufacturing and marketing, general and administrative expenses. Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates. The timing and costs to complete the successful development of any of our product candidates are highly uncertain, and therefore difficult to estimate. The lengthy process of seeking regulatory approvals for our product candidates, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources.  Clinical development timelines, likelihood of success and total costs vary widely and are impacted by a variety of risks and uncertainties discussed in the “Risk Factors” section of Part II, Item 1A below.  Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of any of our product candidates or the ultimate costs of such efforts. Due to these same factors, we cannot be certain when, or if, we will generate any revenue or net cash inflow from any of our current product candidates.

Even if our clinical trials demonstrate the safety and effectiveness of our product candidates in their target indications, we do not expect to be able to record commercial sales of any our product candidates until 2009 at the earliest. We expect to incur significant and growing net losses for the foreseeable future as a result of our research and development programs and the costs of preparing for the potential commercial launch of PDX.  Although the size and timing of our future net losses are subject to significant uncertainty, we expect them to increase over the next several years as we continue to fund our development programs and prepare for the potential commercial launch of PDX.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Operating expenses:
Research and development	$4,210,051	$4,394,726	$10,970,548	$12,044,941
Clinical manufacturing	485,855	1,506,255	1,438,294	4,038,363
Marketing, general and administrative	3,895,094	4,240,704	10,559,612	14,503,223
Restructuring and separation costs	—	—	645,666	—

Total operating expenses	$8,591,000	$10,141,685	$23,614,120	$30,586,527

Research and Development.  Research and development expenses include the costs of certain personnel, basic research, preclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, patents and licensing fees for our product candidates.

Research and development expenses for the three months ended September 30, 2006 and 2007 were $4.2 million and $4.4 million, respectively.  The $185,000 increase in research and development expenses in the three months ended September 30, 2007 as compared to the same period in 2006 was primarily due to the following:

•                  a $497,000 increase in clinical trial and preclinical study costs involving PDX;

•                  a $379,000 increase related to key personnel changes;

•                  a $360,000 increase related to incurring a non-recurring data option fee for RH1; and

•                  a $292,000 increase in non-cash stock-based compensation expense.

These increases were partially offset by a $1.1 million decrease in clinical trial costs resulting from the completion of patient enrollment in our Phase 3 ENRICH trial of EFAPROXYNTM plus whole brain radiation therapy in women with brain metastases originating from breast cancer in September 2006 and a $147,000 decrease in patent costs.

Research and development expenses for the nine months ended September 30, 2006 and 2007 were $11.0 million and $12.0 million, respectively.  The $1.1 million increase in research and development expenses in the nine months ended September 30, 2007 as compared to the same period in 2006 was primarily due to the following:

•                  a $2.2 million increase in clinical trial and preclinical study costs involving PDX;

•                  a $1.2 million increase related to key personnel changes;

•                  a $799,000 increase in non-cash stock-based compensation expense; and

•                  a $360,000 increase related to incurring a non-recurring data option fee for RH1.

These increases were partially offset by a $3.4 million decrease in clinical trial costs for EFAPROXYN, primarily resulting from the completion of patient enrollment in our Phase 3 ENRICH trial in September 2006.

For the last quarter of 2007, we expect our research and development expenses to increase relative to the quarterly average for the nine months ended September 30, 2007 primarily due to increases in clinical trial costs for PDX and licensing costs for PDX, as the $500,000 milestone payment under the license agreement for PDX is due in December 2007.  The amount and timing of the costs related to our clinical trials are difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, the rate of patient enrollment and the detailed design of future trials.

Clinical Manufacturing. Clinical manufacturing expenses include the costs of certain personnel, third-party manufacturing costs for development of drug materials for use in clinical trials and preclinical studies, and costs associated with pre-commercial scale-up of manufacturing to support anticipated regulatory and commercial requirements.

Clinical manufacturing expenses for the three months ended September 30, 2006 and 2007 were $486,000 and $1.5 million, respectively.  The $1.0 million increase in clinical manufacturing expenses in the three months ended September 30, 2007 as compared to the same period in 2006 was primarily due to the following:

•                  a $540,000 increase in third-party manufacturing costs for clinical trial material and pre-commercial scale-up activities for PDX; and

•                  a $448,000 increase in third-party manufacturing costs for clinical trial material for RH1.

Clinical manufacturing expenses for the nine months ended September 30, 2006 and 2007 were $1.4 million and $4.0 million, respectively.  The $2.6 million increase in clinical manufacturing expenses in the nine months ended September 30, 2007 as compared to the same period in 2006 was primarily due to the following:

•                  a $1.8 million increase in third-party manufacturing costs for clinical trial material and pre-commercial scale-up activities for PDX; and

•                  a $760,000 increase in third-party manufacturing costs for clinical trial material for RH1.

For the last quarter of 2007, we expect our clinical manufacturing expenses to increase relative to the quarterly average for the nine months ended September 30, 2007 due to third-party manufacturing costs for PDX to support ongoing and planned clinical trials and pre-commercial scale-up.

Marketing, General and Administrative. Marketing, general and administrative expenses include costs for pre-marketing activities, corporate development, executive administration, corporate offices and related infrastructure.

Marketing, general and administrative expenses for the three months ended September 30, 2006 and 2007 were $3.9 million and $4.2 million, respectively.  The $346,000 increase in marketing, general and administrative expenses in the three months ended September 30, 2007 as compared to the same period in 2006 was primarily due to the following:

•                  a $378,000 increase in non-cash stock-based compensation expense; and

•                  a $328,000 increase in personnel and travel costs, mainly attributable to additional headcount and increases in compensation costs year over year.

These increases were partially offset by a $419,000 decrease in consulting and professional fees.

Marketing, general and administrative expenses for the nine months ended September 30, 2006 and 2007 were $10.6 million and $14.5 million, respectively.  The $3.9 million increase in marketing, general and administrative expenses in the nine months ended September 30, 2007 as compared to the same period in 2006 was primarily due to the following:

•                  a $1.6 million increase in personnel and travel costs, mainly attributable to additional headcount and increases in compensation costs year over year;

•                  a $1.3 million increase in non-cash stock-based compensation expense; and

•                  a $1.1 million increase in market research and consulting expenses related to our product development and commercialization planning for EFAPROXYN and PDX.

For the last quarter of 2007, we expect our marketing, general and administrative expenses to be similar to the quarterly average for the nine months ended September 30, 2007.

Stock-based Compensation Expense. In accordance with the modified prospective transition method of SFAS 123R, stock-based compensation expense for the three and nine months ended September 30, 2006 and 2007 has been recognized in the Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Research and development	$180,904	$473,090	$482,432	$1,281,501
Clinical manufacturing	30,449	44,221	83,470	127,170
Marketing, general and administrative	763,359	1,141,390	2,093,982	3,367,326
Total stock-based compensation expense	$974,712	$1,658,701	$2,659,884	$4,775,997

The $975,000 of stock-based compensation recognized in the three months ended September 30, 2006 was primarily related to our stock option plans.  Of the $1.7 million of stock-based compensation recognized in the three months ended September 30, 2007, $1.5 million was related to our stock option plans and $164,000 related to restricted stock. The $684,000 increase in stock-based compensation expense in the three months ended September 30, 2007 as compared to the same period in 2006 was primarily due to a higher fair-value for options granted in 2007 compared to the options granted in 2006 due to our stock price being higher during the three months ended September 30, 2007 as compared to the same period in 2006.

The $2.7 million of stock-based compensation recognized in the nine months ended September 30, 2006 was primarily related to our stock option plans.  Of the $4.8 million of stock-based compensation recognized in the nine months ended September 30, 2007, $4.2 million was related to our stock option plans and $523,000 related to restricted stock. The $2.1 million increase in stock-based compensation expense in the nine months ended September 30, 2007 as compared to the same period in 2006 was primarily due to a higher fair-value for options granted in 2007 compared to the options granted in 2006 due to our stock price being higher during the nine months ended September 30, 2007 as compared to the same period in 2006.

As of September 30, 2007, the unrecorded stock-based compensation balance related to stock option awards was $6,941,931 and will be recognized over an estimated weighted-average amortization period of 1.5 years. As of September 30, 2007, the unrecorded stock-based compensation balance related to restricted stock awards was $862,127 and will be recognized over an estimated weighted-average amortization period of 1.6 years.

Restructuring and Separation Costs.  Restructuring and separation costs for the nine months ended September 30, 2006 and 2007 were $646,000 and $0, respectively.  For a discussion of the separation costs recorded for the nine months ended September 30, 2006, please see Note 7 of Part I, Item 1 in this quarterly report.

Interest and Other Income, Net.  Interest income, net of interest expense, for the three months ended September 30, 2006 and 2007 was $480,000 and $844,000, respectively.  Interest income, net of interest expense, for the nine months ended September 30, 2006 and 2007 was $1.5 million and $2.5 million, respectively.  The $364,000 and $1.1 million increases in net interest income in the three and nine months ended September 30, 2007 as compared to the same periods in 2006 were primarily due to higher average investment balances resulting from a financing completed in February 2007 and higher yields on our cash, cash equivalents and investments in marketable securities.

Liquidity and Capital Resources

Our cash, cash equivalents, and investments in marketable securities amounted to $63.4 million at September 30, 2007.  Since our inception, we have financed our operations primarily through public and private sales of our equity securities, which have resulted in net proceeds to us of $255.1 million through September 30, 2007.  We have also generated $20.8 million of net interest income since our inception from investing the net proceeds of these financings.

We have used $187.2 million of cash for operating activities from our inception through September 30, 2007.  Net cash used to fund our operating activities for the nine months ended September 30, 2006 and 2007 was $17.4 million and $22.5 million, respectively.

Net cash provided by investing activities for the nine months ended September 30, 2006 was $17.1 million and consisted primarily of proceeds from maturities of investments in marketable securities, partially offset by the purchase of investments in marketable securities.  Net cash used in investing activities for the nine months ended September 30, 2007 was $33.5 million and consisted primarily of the purchase of investments in marketable securities, partially offset by the proceeds from maturities of investments in marketable securities.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $377,722 and consisted of proceeds from the issuance of common stock associated with stock options exercised by our employees and the release of a portion of our restricted cash resulting from a reduction in the letter of credit on our lease for our corporate offices.  Net cash provided by financing activities for the nine months ended September 30, 2007 was $53.0 million and consisted of the net proceeds from the sale of 9,000,000 shares of our common stock in an underwritten offering at a price of $6.00 per share (the “February 2007 Financing”) and $2.7 million of proceeds from the issuance of common stock associated with stock options and the employee stock purchase plan.  We received net proceeds from the February 2007 Financing of approximately $50.3 million, after deducting underwriting commissions of approximately $3.2 million and other offering expenses of approximately $503,000. The shares of common stock were sold under our shelf Registration Statement on Form S-3 (File No. 333-134965), declared effective by the Securities and Exchange Commission (“SEC”) on July 10, 2006. We retired the unused portion of this shelf registration statement in June 2007.

On June 5, 2007, a new universal shelf Registration Statement on Form S-3 (File No. 333-143198) was declared effective by the SEC.  Under the registration statement, we are allowed to sell, from time to time, up to $150 million of our common stock, preferred stock, depository shares, debt securities and/or warrants, either individually or in units, in one or more offerings.  We have no specific plans to offer the securities covered by the registration statement and we are not required to offer the securities in the future pursuant to the registration statement. The terms of any offering under the registration statement will be established at the time of the offering. Proceeds from the sale of any securities will be used for the purposes described in a prospectus supplement filed at the time of an offering.

Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments in marketable securities as of September 30, 2007 should be adequate to support our operations through the first quarter of 2009, although there can be no assurance that this can, in fact, be accomplished.

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

We will be required to raise additional capital to support our future operations, including the potential commercialization of PDX in the event we obtain regulatory approval to market PDX. We may seek to obtain this additional capital through arrangements with corporate partners, equity or debt financings, or from other sources. Such arrangements, if successfully consummated, may be dilutive to our existing stockholders. However, there is no assurance that we will be successful in consummating any such arrangements. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. If we are unable to generate meaningful amounts of revenue from future product sales, if any, or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our business and future prospects for revenue and profitability may be harmed.

Obligations and Commitments

Royalty and License Fee Commitments

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, under which we obtained exclusive worldwide rights to several issued United States patents and equivalent foreign patent applications to develop and market any product derived from any formulation of PDX in connection with all diagnostic and therapeutic uses, including human and veterinary diseases. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and are also required to make certain additional cash payments based upon the achievement of certain clinical development or regulatory milestones or the passage of certain time periods. To date, we have made aggregate milestone payments of $1.5 million based on the passage of time. In the future, we could make aggregate milestone payments of $1.5 million upon the earlier of achievement of a clinical development milestone or the passage of certain time periods (the “Clinical Milestone”), and up to $10 million upon achievement of certain regulatory milestones, including regulatory approval to market PDX in the United States or Europe. The next scheduled payments toward the Clinical Milestone of $500,000 each are currently due on December 23, 2007, 2008 and 2009. The up-front license fee and all milestone payments under the agreement have been or will be recorded to research and development expense when incurred. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.

In December 2004, we entered into an agreement with the University of Colorado Health Sciences Center, the University of Salford and Cancer Research Technology (“CRT”), under which we obtained exclusive worldwide rights to certain intellectual property surrounding a proprietary molecule known as RH1. Under the terms of the agreement, we paid an up-front license fee of $190,500 upon execution of the agreement and are also required to make certain additional cash payments based upon the achievement of certain clinical development, regulatory and commercialization milestones. We could make aggregate milestone payments of up to $9.2 million upon the achievement of the clinical development, regulatory and commercialization milestones set forth in the agreement. The up-front license fee and all milestone payments under the agreement, as well as the one-time data option fee discussed below, have been or will be recorded to research and development expense when incurred. Under the terms of the agreement and related data option agreement, Cancer Research UK, CRT’s parent institution, will continue to support an ongoing Phase 1 dose escalation study, and we will have the right to obtain an exclusive license to the results of the study, for use in subsequent development and regulatory activities, upon payment of a one-time data option fee of $360,000, which is included in accrued research and development expenses as of September 30, 2007. Upon completion of the Phase 1 study, we will assume responsibility for all future development costs and activities and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses.  For a description of our critical accounting policies, please refer to the “Critical Accounting Policies” section of Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts.  Our financial instruments as of September 30, 2007 consist of cash, cash equivalents, investments in marketable securities and accounts payable.  All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

We invest in marketable securities in accordance with our investment policy.  The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields.  Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.  The average duration of the issues in our portfolio of investments in marketable securities as of September 30, 2007 is approximately four months.  As of September 30, 2007, our investments in marketable securities of $56.4 million are all classified as held-to-maturity and were held in a variety of interest-bearing instruments, consisting mainly of high-grade corporate notes.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (the “Evaluating Officers”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on that evaluation, our management, including the Evaluating Officers, concluded that our disclosure controls and procedures were effective as of September 30, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Evaluating Officers, as appropriate, to allow timely decisions regarding required disclosure.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On November 20, 2005, the plaintiff appealed the District Court’s decision to the U.S. Court of Appeals for the Tenth Circuit (the “Court of Appeals”).   In October 2006, the parties held discussions to settle the matter, although the terms of any such potential settlement remain subject to negotiation and no binding agreement has been reached. A settlement would be subject to various conditions, including approval of the District Court. We expect that any settlement in excess of our deductible would be covered by our insurance carrier. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of our settlement discussions or the legal proceedings. In the event a settlement is not concluded, we intend to vigorously defend against the plaintiff’s appeal. If the Court of Appeals reverses the District Court’s decision and we are not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. As of September 30, 2007, we have recorded $2,000,000 in accrued litigation settlement costs, which represents our best estimate of the potential gross amount of the settlement costs to be paid to the plaintiffs, and $1,754,000 in prepaid expenses and other assets, which represents the amount we expect to be reimbursed from our insurance carrier. The net difference of $246,000 between these amounts represents the remaining unpaid deductible under our insurance policy, and this amount was recorded to marketing, general and administrative expenses during the year ended December 31, 2006.

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

We have a history of net losses and an accumulated deficit, and we may never generate revenue or achieve or maintain profitability in the future. *

Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations.  To date, we have financed our operations primarily through public and private sales of our equity securities.  For the nine months ended September 30, 2007, we had a net loss of $28.1 million.  As of September 30, 2007, we had accumulated a deficit during our development stage of $236.6 million.  We have incurred these losses principally from costs incurred in our research and development programs and from our clinical manufacturing and marketing, general and administrative expenses.  We expect to incur significant and growing net losses for the foreseeable future as a result of our research and development programs and the costs of preparing for the potential commercial launch of PDX.  Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates. We may never generate revenue from product sales or become profitable.  We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates, and in preparing for the potential commercial launch of our product candidates. We may not be able to continue as a going concern if we are unable to generate meaningful amounts of revenue to support our operations or cannot otherwise raise the necessary funds to support our operations.

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

We currently expect to complete patient enrollment in our pivotal Phase 2 PROPEL trial in the second quarter of 2008, although the actual timing of completion of enrollment may vary based on a number of factors, including site initiation and patient enrollment rates.  We cannot assure you that the design of, or data collected from, the PROPEL trial will be adequate to demonstrate the safety and efficacy of PDX for the treatment of patients with relapsed or refractory PTCL, or otherwise be sufficient to support FDA or any foreign regulatory approval. If the PROPEL trial fails to achieve its safety and efficacy endpoints, we may be unable to obtain regulatory approval to commercialize PDX, and our business and stock price may be harmed. If we fail to obtain regulatory approval for PDX or any of our other current or future product candidates, we will be unable to market and sell them and therefore may never generate meaningful amounts of revenue or become profitable.

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

Even if we receive regulatory approvals, our product candidates may later produce adverse events that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In addition, a marketed product continues to be subject to strict regulation after approval and may be required to undergo post-approval studies. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market. Any delay in or failure to receive or maintain regulatory approval for any of our products could harm our business and prevent us from ever generating meaningful revenues or achieving profitability.

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

We will be required to raise additional capital to support our future operations, including the potential commercialization of PDX in the event we obtain regulatory approval to market PDX. We may seek to obtain this additional capital through arrangements with corporate partners, equity or debt financings, or from other sources. Such arrangements, if successfully consummated, may be dilutive to our existing stockholders. However, there is no assurance that we will be successful in consummating any such arrangements. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves.  If we are unable to generate meaningful amounts of revenue from future product sales, if any, or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our business and future prospects for revenue and profitability may be harmed.

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

•                  the expenditure of substantial operational, financial and management resources in integrating new businesses, technologies and products;

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

As a biopharmaceutical company, even though we do not and will not control referrals of health care services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse will be applicable to our business. These laws and regulations, include, among others:

•       the federal Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal health care programs such as the Medicare and Medicaid programs;

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

Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution under the federal Anti-Kickback statute, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

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

We have been named as a defendant in an alleged securities class action lawsuit seeking unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN during the period from May 29, 2003 to April 29, 2004 and subsequent declines in our stock price. On October 20, 2005, the District Court granted our motion to dismiss the lawsuit with prejudice and entered judgment in our favor. On November 20, 2005, the plaintiff appealed the decision to the United States Court of Appeals for the Tenth Circuit. In October 2006, the parties held discussions to settle the matter, although the terms of any such potential settlement remain subject to negotiation and no binding agreement has been reached. A settlement would be subject to various conditions, including approval of the District Court. We expect that any settlement in excess of our deductible would be covered by our insurance carrier. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of our settlement discussions or the legal proceedings. In the event a settlement is not concluded, we intend to vigorously defend against the plaintiff’s appeal. If the Court of Appeals reverses the District Court’s decision and we are not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. As of September 30, 2007, we have recorded $2,000,000 in accrued litigation settlement costs, which represents our best estimate of the potential gross amount of the settlement costs to be paid to the plaintiffs, and $1,754,000 in prepaid expenses and other assets, which represents the amount we expect to be reimbursed from our insurance carrier. The net difference of $246,000 between these amounts represents the remaining unpaid deductible under our insurance policy, and this amount was recorded to marketing, general and administrative expenses during the year ended December 31, 2006.

Failure to attract, retain and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our research and development efforts. *

We are a small company with 65 full-time employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions and scientists. Competition for personnel and academic collaborations is intense.  In particular, our product development programs depend on our ability to attract and retain highly skilled clinical development personnel.  In addition, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or maintain our relationships with academic institutions and scientists. If we fail to negotiate additional acceptable collaborations with academic institutions and scientists, or if our existing academic collaborations were to be unsuccessful, our product development programs may be delayed.

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

As of September 30, 2007, we had approximately 66.8 million shares of common stock outstanding, of which Warburg owned 22,624,430 shares, or approximately 34% of the voting power of our outstanding common stock, and Baker owned 8,741,480 shares, or approximately 13% of the voting power of our outstanding common stock. Although each of Warburg and Baker have entered into a standstill agreement with us, they are, and will continue to be, able to exercise substantial influence over any actions requiring stockholder approval.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

•       developments concerning any of our research and development, manufacturing and marketing collaborations;

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

On January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, our operating results for the three and nine months ended September 30, 2006 and 2007 include, and future periods will include, a charge for stock-based compensation related to employee stock options, restricted stock and discounted employee stock purchases.  The application of SFAS 123R requires the use of an option-pricing model to determine the fair value of share-based payment awards.  This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options.

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

If our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we consider appropriate. We are unable to predict the effect that sales may have on the then prevailing market price of our common stock.  We have entered into a Registration Rights Agreement with Warburg and the other purchasers of our Exchangeable Preferred pursuant to which such investors are entitled to certain registration rights with respect to the shares of common stock that we issued upon exchange of the Exchangeable Preferred.

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

Date: November 5, 2007	ALLOS THERAPEUTICS, INC.

/s/ Paul L. Berns
Paul L. Berns
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David C. Clark
David C. Clark
Vice President, Finance
(Principal Financial and Accounting Officer)