Form 10-K
period 2007-12-31
ALLOS THERAPEUTICS INC
filed 2008-02-27
CIK 1097264

Use these links to rapidly review the document
TABLE OF CONTENTS
Allos Therapeutics, Inc. Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to .

Commission File Number 00029815

Allos Therapeutics, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1655029 (I.R.S. Employer Identification No.)

11080 CirclePoint Road, Suite 200
Westminster, Colorado 80020
(303) 426-6262
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock $.001 Par Value (Title of class)	NASDAQ Stock Market LLC (NASDAQ Global Market) (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common stock held by nonaffiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Market on June 29, 2007) was $149,964,368. Shares of the registrant's common stock held by each current executive officer and director and by each stockholder who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 10% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedules 13D and 13G, if any, filed with the Commission. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of February 20, 2008, there were 67,837,907 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein.

PART I

        Allos Therapeutics, Inc., the Allos Therapeutics, Inc. logo and all other Allos names are trademarks of Allos Therapeutics, Inc. in the United States and in other selected countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to "Allos," the "Company," "we," "us," and "our" refer to Allos Therapeutics, Inc.

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements concerning our projected timelines for the completion of enrollment and announcement of results from our ongoing clinical trials, including our Phase 2 PROPEL trial; the potential for the results of our Phase 2 PROPEL trial to support marketing approval of PDX; other statements regarding our future product development and regulatory strategies, including our intent to develop or seek regulatory approval for our product candidates in specific indications; the ability of our third-party manufacturing parties to support our requirements for drug supply; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements which are other than statements of historical fact. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our, or our industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed under the captions "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward-looking statements included in this report are based on information available to us as of the date hereof and we undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances. Forward-looking statements not specifically described above also may be found in these and other sections of this report.

ITEM 1.    BUSINESS

Overview

        We are a biopharmaceutical company focused on developing and commercializing innovative small molecule drugs for the treatment of cancer. We strive to develop proprietary products that have the potential to improve the standard of care in cancer therapy. Our focus is on product opportunities for oncology that leverage our internal clinical development and regulatory expertise and address important markets with unmet medical need. We may also seek to grow our existing portfolio of product candidates through product acquisition and in-licensing efforts.

        Our lead product candidate, PDX (pralatrexate), is a novel antifolate currently under evaluation in a pivotal Phase 2 trial in patients with relapsed or refractory peripheral T-cell lymphoma. This trial, which is called PROPEL, is being conducted under an agreement reached with the U.S. Food and Drug Administration, or FDA, under its special protocol assessment process, or SPA process, which provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA. We are also investigating PDX in patients with non-small cell lung cancer and a range of lymphoma sub-types. Our other product candidate is RH1, a targeted chemotherapeutic agent currently under evaluation in a Phase 1 trial in patients with advanced solid tumors or non-Hodgkin's Lymphoma.

Our Strategy

        Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with one or more potential strategic partners. The key elements of our strategy are to:

  •
  Focus on the oncology market.  We intend to continue to focus our drug development efforts on the oncology market. We believe the oncology market is attractive due to its size, demand for safer and more effective cancer treatments, relatively small physician population that can be addressed with a targeted sales force, and potential for expedited regulatory review.

  •
  Obtain regulatory approval to market PDX.  We are currently focused on completing our pivotal Phase 2 PROPEL trial and, if the results are positive, obtaining regulatory approval to market PDX for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma. The PROPEL trial is being conducted under an agreement reached with the FDA under its SPA process.

  •
  Advance PDX and RH1 development programs.  In addition to the PROPEL trial, we are committed to evaluating PDX and RH1 for oncology use as single agents and in combination with other therapies. We currently have six ongoing clinical trials involving PDX, including the PROPEL trial, and plan to initiate additional trials to evaluate PDX's potential clinical utility in other hematologic malignancies and solid tumor indications. We also recently initiated a Phase 1 trial of RH1 in patients with advanced solid tumors or non-Hodgkin's lymphoma and are in the process of determining our future development plans for RH1.

  •
  Develop sales and marketing capabilities to commercialize our product candidates. We currently retain exclusive worldwide commercial rights to PDX and RH1 for all indications. We intend to commercialize any approved product candidates by building an oncology focused United States sales and marketing organization which may be complemented by co-promotion arrangements with pharmaceutical or biotechnology partners, where appropriate. We intend to enter into co-promotion or out-licensing arrangements with other pharmaceutical or biotechnology firms, where necessary, to reach foreign market segments that are not reachable by a United States-based sales force or when deemed strategically and economically advisable.

  •
  Expand our product candidate portfolio.  We may pursue opportunities from time to time to expand our product candidate portfolio by identifying and evaluating new compounds that have demonstrated potential in preclinical or clinical studies and are strategically aligned with our existing oncology portfolio. Our intent is to build a portfolio of proprietary product candidates that have the potential to improve the standard of care in cancer therapy and provide commercial, regulatory or geographic exclusivity.

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

        The selectivity of antifolates for tumor cells involves their conversion to a polyglutamated form by the enzyme folypolyglutamyl synthetase, or FPGS. Polyglutamation is a time- and concentration-dependent process that occurs in tumor cells, and to a lesser extent, normal tissue. The selective activity of the folic acid analogs in malignant cells versus normal cells likely is due to the relative difference in polyglutamate formation. Polyglutamated metabolites have prolonged intracellular half-life, increased duration of drug action and are potent inhibitors of several folate-dependent enzymes, including DHFR.

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

PDX in the treatment of peripheral T-cell lymphoma

        Peripheral T-cell lymphomas, or PTCLs, are a biologically diverse and uncommon group of blood cancers that account for approximately 10% to 15% of all cases of non-Hodgkin's lymphoma in the United States. PTCL patients are often treated with multi-agent chemotherapy regimens, for which response rates range from 50% to 70%. However, a significant number of these patients relapse or become refractory after treatment with first-line therapy. A study that included patients with aggressive PTCL found that the average five-year survival rate for those patients was approximately 25%. There are currently no pharmaceutical agents approved for use in the treatment of either first-line or relapsed or refractory PTCL.

        In August 2006, we initiated PROPEL, an international, multi-center, open-label, single-arm Phase 2 clinical trial of PDX in patients with relapsed or refractory PTCL, that we believe, if positive, will be sufficient to support the filing of a new drug application, or NDA, to seek marketing approval for PDX in this indication. In July 2006, we reached agreement with the FDA under its special protocol assessment, or SPA, process on the design of this Phase 2 trial. The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of an NDA, and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA. However, the PROPEL trial protocol does not specify the response rate required to support FDA approval and the response rate will need to be adequate to support approval. The PROPEL trial will seek to enroll a minimum of 100 evaluable patients at up to 35 centers across the United States, Canada and Europe. The primary endpoint of the study is objective response rate (complete and partial response). Secondary endpoints include duration of response, progression-free survival and overall survival. Patients receive 30 mg/m2 of PDX once every week for six weeks followed by one week of rest per cycle of treatment. The treatment regimen also includes vitamin B12 and folic acid supplementation.

        In accordance with the PROPEL trial protocol, we conducted three pre-planned interim analyses of safety data and one pre-planned interim analysis of response data. In January, September and December 2007, we announced that an independent data monitoring committee, or DMC, completed interim analyses of safety data from the first 10, 35 and 65 evaluable patients who completed at least one cycle of treatment with PDX, respectively, and recommended that the trial continue per the protocol at each analysis. No major safety concerns were identified by the DMC. In September 2007, we announced that the results of the interim analysis of patient response data exceeded the pre-specified threshold for continuation of the trial, which required a minimum of four responses (complete or partial) out of the first 35 evaluable patients, as determined by independent oncology review. We currently expect to complete patient enrollment in the PROPEL study in the second quarter of 2008 and report top line results of the trial by year end, although the actual timing may vary based on a number of factors, including patient enrollment rates.

        Our decision to begin PROPEL was based upon interim data from an ongoing Phase 1/2 single-center, open-label, single-center study of PDX in patients with relapsed or refractory non-Hodgkin's lymphoma, or NHL, and Hodgkin's disease. Interim data from this trial, which was most recently presented at the AACR-NCI-EORTC conference in October 2007, demonstrated a high overall response rate in patients with various subtypes of T-cell lymphoma. Notably, responses were observed in 14 of 26 (54%) evaluable patients with T-cell lymphoma, including nine complete responses and five partial responses. The addition of vitamins to the treatment regimen appeared to mitigate the occurrence of advanced grade stomatitis, or mouth ulcers, a toxicity commonly associated with PDX.

        In July 2006, the FDA awarded orphan drug status to PDX for the treatment of patients with T-cell lymphoma. Under the Orphan Drug Act, if we are the first company to receive FDA approval for PDX for this orphan drug indication, we will obtain seven years of marketing exclusivity during which the FDA may not approve another company's application for the same drug for the same orphan indication. In October 2006, the FDA granted fast track designation to PDX for the treatment of patients with T-cell lymphoma. The fast track program is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. In April 2007, the Commission of the European Communities, with a favorable opinion of the Committee for Orphan Medicinal Products of the European Medicines Agency, or EMEA, granted orphan medicinal product designation to PDX for the treatment of patients with PTCL. The EMEA orphan medicinal product designation, or OMPD, is intended to promote the development of drugs that may provide significant benefit to patients suffering from rare diseases identified as life-threatening or very serious. Under EMEA guidelines, OMPD provides ten years of potential market exclusivity once the product candidate is approved for marketing for the designated indication in the European Union.

PDX in the treatment of non-Hodgkin's Lymphoma and Hodgkin's disease

        Approximately 63,000 patients were expected to be diagnosed with NHL in the United States in 2007 and approximately 85% of NHL patients represent patients with B-cell lymphoma. The incidence of NHL has increased significantly since the 1970's and is currently growing at approximately 1% to 2% per year. Patients with indolent or low-grade NHL may have survival rates as long as 10 years, yet the disease is frequently incurable. Aggressive lymphomas generally result in shorter median survival times although patients with these malignancies can be cured in 30% to 60% of cases. Standard chemotherapy for NHL involves an initial combination of cyclophosphamide, doxorubicin, vincristine and prednisone, also known as CHOP. The addition of rituximab in one study increased response rates to nearly 100%. However, a significant number of patients treated with CHOP or rituximab eventually relapse and may be candidates for salvage chemotherapy, or chemotherapy given after recurrence of a tumor.

        As mentioned above, we are currently evaluating PDX in an ongoing Phase 1/2, open-label, single-center study in patients with relapsed or refractory NHL and Hodgkin's disease. Interim data from this trial, which was most recently presented at the AACR-NCI-EORTC conference in October 2007, showed that responses were observed in 2 of 20 (10%) evaluable patients with B-cell lymphoma. Going forward, we plan to use this study to explore alternate dosing and administration schedules in patients with B-cell lymphoma to further evaluate PDX's potential clinical utility in this setting.

        In May 2007, we initiated patient enrollment in a Phase 1/2a, open-label, multi-center study of PDX and gemcitabine with vitamin B12 and folic acid supplementation in patients with relapsed or refractory NHL or Hodgkin's disease. In the Phase 1 portion of this study, patients with either relapsed or refractory NHL (diffuse large B- or T-cell lymphoma, mantle cell lymphoma, transformed large cell lymphomas) or Hodgkin's disease will receive PDX followed the next day by gemcitabine as part of a weekly schedule for three or four weeks with concurrent vitamin B12 and folic acid supplementation. We plan to enroll up to 54 evaluable patients in the Phase 1 portion of the study with the objective of determining the maximum tolerated dose, or MTD, safety, tolerability, and pharmacokinetic profile of escalating doses of sequential PDX and gemcitabine. If the Phase I portion of the study is successful, we plan to enroll up to 30 additional patients with relapsed or refractory PTCL in the Phase 2a portion of the trial at the established MTD to assess preliminary efficacy of PDX and gemcitabine.

PDX in the treatment of cutaneous T-cell lymphoma

        Cutaneous T-cell lymphomas, or CTCL, are comprised of a number of non-Hodgkin's T-cell lymphomas, including mycosis fungoides and Sezary syndrome, which have their primary manifestations in the skin. According to the Lymphoma Research Foundation, CTCL accounts for approximately 2% to 3% of the estimated 63,000 new cases of NHL diagnosed each year in the United States.

        In August 2007, we initiated patient enrollment in a Phase 1, open-label, multi-center study of PDX with vitamin B12 and folic acid supplementation in patients with relapsed or refractory CTCL. In this study, patients with either relapsed or refractory CTCL will receive PDX as part of a weekly schedule for two or three weeks followed by one week of rest. Patients will receive starting doses of PDX at 30 mg/m2, with dose reduction in subsequent cohorts based on toxicity. We plan to enroll up to 56 evaluable patients in the study with the objective of determining the optimal dose and safety profile of PDX in this population. We plan to enroll at least 20 of these patients at what we believe to be the optimal dose and schedule.

PDX in the treatment of non-small cell lung cancer

        Lung cancer is the most common cause of cancer death in the United States. According to the American Cancer Society, an estimated 213,380 new cases of lung cancer were expected to be diagnosed in 2007. Non-small cell lung cancer, or NSCLC, is the most common type of lung cancer, accounting for almost 80% of lung cancer cases. More people die of lung cancer than of breast, prostate and colorectal cancers combined.

        Over the last decade, oncologists have begun treating advanced NSCLC patients more aggressively, typically administering a potent combination of paclitaxel and carboplatin. Other drugs used in this setting include gemcitabine, vinorelbine, docetaxel and cisplatin. Despite aggressive therapy using gemcitabine and vinorelbine, one study found that the one-year survival rate for patients with Stage IIIB or IV NSCLC was approximately 40%.

        In January 2008, we initiated patient enrollment in a Phase 2b, randomized, multi-center study comparing PDX and Tarceva® (erlotinib), both with vitamin B12 and folic acid supplementation, in patients with Stage IIIB/IV NSCLC who are, or have been, cigarette smokers who have failed treatment with at least one prior platinum-based chemotherapy regimen. The objective of this study is to compare the efficacy of PDX to that of Tarceva in patients with Stage IIIB/IV NSCLC. The primary endpoint of the study is overall survival. Secondary endpoints include response rate and progression-free survival, both compared to Tarceva, and the safety and tolerability of PDX. The study will seek to enroll approximately 160 patients in up to 50 investigative sites worldwide. Patients will be randomized 1:1 to either the PDX arm or the Tarceva arm. Patients randomized to the PDX arm will receive PDX as an intravenous, or IV, push administered on days 1 and 15 of a 4-week/28 day cycle. The initial dose of PDX will be 230 mg/m2, which, based on defined criteria, may be increased to 270 mg/m2 or reduced in 40 mg/m2 decrements. Patients randomized to the Tarceva arm will receive Tarceva 150 mg/day orally daily for the 4-week/28 day cycle. Patients in both arms will receive concurrent vitamin therapy of B12 and folic acid.

        Our decision to begin this study was based, in part, upon data from a Phase 2 open-label, single-agent study of PDX in patients with relapsed or refractory Stage IIIB or IV NSCLC completed in 2001 by Memorial Sloan-Kettering Cancer Center, or MSKCC, one of the institutions from which we licensed PDX. This study demonstrated a response rate of 10%, a median time to progression of three months and a median survival time of 13.5 months. However, 21% of the patients suffered grade 3 or 4 stomatitis, or mouth ulcers. As a result of subsequent research that suggested supplementation of PDX with folic acid and vitamin B12 may reduce the incidence of clinically significant stomatitis, in January 2005 we initiated a Phase 1 dose escalation study of PDX with vitamin B12 and folic acid supplementation in patients with previously treated (Stage IIIB/IV) advanced NSCLC.

        In October 2007, data from this ongoing Phase 1 study were presented at the AACR-NCI-EORTC conference. In the study, a total of 22 patients with relapsed or refractory NSCLC were treated at doses of 150 to 325 mg/m2 of PDX. The MTD was determined to be 270 mg/m2, which is nearly twice the dose used in the previous Phase 2 study discussed above in which PDX was administered without vitamin supplementation, and what we believe to be clinically significant radiologic responses were observed. Greater than 50% of patients (13/22) received two or more prior treatment regimens. The MTD determined in this study was used to establish the dosing regimen for our current Phase 2b study in patients with Stage IIIB/IV NSCLC.

PDX in the treatment of other solid tumor indications

        In addition to our ongoing NSCLC studies, we intend to initiate a Phase 2, single-agent study of PDX in another solid tumor indication in the first half of 2008 and additional Phase 1 combination studies with PDX in solid tumor indications by year end.

RH1

        RH1 is a small molecule chemotherapeutic agent that we believe is bioactivated by the enzyme DT-diaphorase, or DTD, also known as NAD(P)H quinone oxidoreductase, or NQ01. We believe DTD is over-expressed in many tumors, relative to normal tissue, including lung, colon, breast and liver tumors. We believe that because RH1 is bioactivated in the presence of DTD, it has the potential to provide targeted drug delivery to these tumor types while limiting the amount of toxicity to normal tissue.

        In November 2007, we initiated patient enrollment in a Phase 1, open-label, multi-center dose escalation study of RH1 in patients with advanced solid tumors or NHL. In this study, patients with either advanced solid tumors or NHL will receive a 3-hour IV infusion of RH1 administered once every 21 days. Patients will receive starting doses of RH1 at 1.5 mg/m2, with dose escalation in subsequent cohorts based on toxicity. We plan to enroll up to 60 evaluable patients in the study with the objective of determining the MTD, recommended Phase 2 dose and safety profile of RH1 in this population. We plan to enroll three to six patients per cohort. Once we determine what we believe to be the optimal dose and schedule, we plan to recruit an expanded cohort of up to 24 evaluable patients who have tumor types with a high likelihood of DTD over-expression to explore possible markers of anticancer activity.

EFAPROXYN™ (efaproxiral) Development Discontinued

        In mid-2007, we discontinued the development of EFAPROXYN, our former lead product candidate, after announcing top-line results from ENRICH, a Phase 3 clinical trial of EFAPROXYN plus whole brain radiation therapy, or WBRT, in women with brain metastases originating from breast cancer. The study failed to achieve its primary endpoint of demonstrating a statistically significant improvement in overall survival in patients receiving EFAPROXYN plus WBRT, compared to patients receiving WBRT alone. We are currently pursuing the sale of our rights to EFAPROXYN although we may not receive any material consideration for any sale.

Manufacturing

        The production of PDX and RH1 employ small molecule organic chemistry procedures standard for the pharmaceutical industry. We plan to continue to outsource manufacturing responsibilities for these and any additional future products, and we intend to select and rely, at least initially, on single source suppliers to manufacture each of our product candidates. We believe this manufacturing strategy allows us to direct our financial and managerial resources to the development and commercialization of products rather than to the establishment of a manufacturing infrastructure. We believe it also enables us to minimize fixed costs and capital expenditures, while gaining access to advanced manufacturing process capabilities and expertise. However, if our third party suppliers become unable or unwilling to provide sufficient future drug supply or meet regulatory requirements relating to the manufacture of pharmaceutical agents, we would be forced to incur additional expenses to secure alternative third party manufacturing arrangements and may suffer delays in our ability to conduct clinical trials or commercialize these products.

PDX

        We have entered into arrangements with one third party manufacturer to produce PDX bulk drug substance and another third party manufacturer to produce formulated drug product for use in our clinical development programs. We believe these third party manufacturers have the capability to meet our requirements for all future clinical trial requirements. As we continue to advance our PDX development program, we will seek to establish appropriate commercial supply arrangements for the production of PDX bulk drug substance and formulated drug product.

RH1

        We have entered into arrangements with one third party manufacturer to produce RH1 bulk drug substance and another third party manufacturer to produce formulated drug product for use in our clinical development programs. We believe these third party manufacturers have the capability to meet our requirements for all planned future clinical trial requirements.

Sales and Marketing

        We currently retain exclusive worldwide commercial rights to all of our product candidates for all target indications. If and when we obtain FDA approval, we intend to commercialize our product candidates in the United States by building a focused sales and marketing organization which may be complemented by co-promotion arrangements with pharmaceutical or biotechnology partners, where appropriate. Our sales and marketing strategy is to:

  •
  Build a United States sales force.  We believe that a moderate-sized sales force could effectively reach targeted physicians and medical institutions that treat the majority of patients with PTCL in the United States. We intend to build and manage this sales force internally.

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

PDX

        In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to PDX (pralatrexate) and its uses. The portfolio currently consists of two issued patents in the U.S., one granted patent application in Europe, and pending patent applications in the U.S., Canada, Europe, Australia, Japan, China, Brazil, Indonesia, India, South Korea, Mexico, Norway, New Zealand, the Philippines, Singapore, and South Africa. The licensed patents and applications, which expire at various times between July 2017 and May 2025, contain claims covering pralatrexate substantially free of 10-deazaaminopterin, methods to treat tumors with pralatrexate substantially free of 10-deazaaminopterin, treatment of breast, lung, and prostate cancer and leukemia with a combination of pralatrexate and a taxane, treatment of T-cell lymphoma with pralatrexate, treatment of lymphoma with a combination of pralatrexate and gemcitabine, methods of assessing sensitivity of a tumor to pralatrexate, and other methods and compositions.

        Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and are also required to make certain additional cash payments based upon the achievement of certain clinical development or regulatory milestones or the passage of certain time periods. To date, we have made aggregate milestone payments of $2.0 million based on the passage of time. In the future, we will make aggregate milestone payments of $1.0 million upon the earlier of achievement of a clinical development milestone or the passage of certain time periods (the "Clinical Milestone"), and up to $10.3 million upon achievement of certain regulatory milestones, including regulatory approval to market PDX in the United States or Europe. The next scheduled payments toward the Clinical Milestone of $500,000 each are currently due on December 23, 2008 and 2009. The up-front license fee and all milestone payments under the agreement have been or will be recorded to research and development expense when incurred. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.

RH1

        In December 2004, we entered into an agreement with the University of Colorado Health Sciences Center, the University of Salford and Cancer Research Technology ("CRT"), under which we obtained exclusive worldwide rights to certain intellectual property surrounding a proprietary molecule known as RH1. Under the terms of the agreement, we paid an up-front license fee of $190,500 upon execution of the agreement and are also required to make certain additional cash payments based upon the achievement of certain clinical development, regulatory and commercialization milestones. We could make aggregate milestone payments of up to $9.2 million upon the achievement of the clinical development, regulatory and commercialization milestones set forth in the agreement. The up-front license fee and all milestone payments under the agreement, as well as the one-time data option fee discussed below, have been or will be recorded to research and development expense when incurred. Under the terms of the agreement and related data option agreement, we paid the licensors a one-time data option fee of $360,000 in 2007, for an exclusive license to the results of a Phase 1 study sponsored by Cancer Research UK, CRT's parent institution. This Phase 1 study was completed in 2007 and, under the terms of the agreement, we have since assumed responsibility for all future development costs and activities and have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.

Competition

        The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including a number of large pharmaceutical companies and several biotechnology companies, are developing cancer therapies similar to ours. There are products and technologies currently on the market that will compete directly with the products that we are developing. In addition, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect license fees, milestone payments and royalties in exchange for license rights to technologies that they have developed, some of which may directly compete with our technologies. These companies and institutions also compete with us in recruiting qualified scientific personnel. Many of our competitors have substantially greater financial, research and development, human and other resources than do we. Furthermore, large pharmaceutical companies may have significantly more experience than we do in preclinical testing, human clinical trials, manufacturing, regulatory approval and commercialization procedures. Our competitors may:

  •
  develop or acquire safer and/or more effective products;

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

        While there are currently no FDA-approved agents in the United States indicated for the treatment of PTCL, we are aware of multiple investigational agents that are currently being studied in clinical trials. There are also several agents and regimens, such as CHOP, that are currently used by physicians without an FDA label in PTCL that could potentially represent competition for PDX.

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

        We cannot be certain that the FDA or any other regulatory agency will grant approval for any of our product candidates on a timely basis, if at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific indications. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals for any of our product candidates, including PDX, would have a material adverse effect on our business. Marketing our product candidates abroad will require similar regulatory approvals and is subject to similar risks. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

        Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Our third-party drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with current Good Manufacturing Practices, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the current Good Manufacturing Practices and other FDA regulatory requirements.

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

        The FDA's policies may change and additional government regulations may be enacted in the future which could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the United States and in foreign markets could result in new government regulations, which could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation, which might arise from future legislative or administrative action, either in the United States or abroad.

Foreign Regulation and Product Approval

        Outside the United States, our ability to market a product candidate is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union, or EU, centralized registration procedures are available to companies wishing to market a product in more than one EU member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. In some countries in the EU, pricing of prescription drugs is subject to government control and agreements must be reached on a national level before marketing may begin in that territory. If we are unable to reach agreement on an acceptable price for our products, we may choose not to pursue marketing of our drugs in that territory. The foreign regulatory approval process involves all of the risks associated with FDA approval discussed above.

Other Regulations

        We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Results of Operations

        We are a development stage company. Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations. We have incurred these losses principally from costs incurred in our research and development programs, our clinical manufacturing, and from our marketing, general and administrative expenses. Our primary business activities have been focused on the development of EFAPROXYN (a program which we discontinued in mid-2007), PDX and RH1. For the years ended December 31, 2007, 2006 and 2005, we had net losses attributable to common stockholders of $39.4 million, $30.2 million, and $20.8 million, respectively. Research and development expenses for the years ended December 31, 2007, 2006 and 2005 were $17.4 million, $14.3 million and $11.2 million, respectively. As of December 31, 2007, we had accumulated a deficit during our development stage of $247.9 million.

        Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates. The timing and costs to complete the successful development of any of our product candidates are highly uncertain, and therefore difficult to estimate. The lengthy process of seeking regulatory approvals for our product candidates, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources. For a more complete discussion of the regulatory approval process, please refer to the "Government Regulation" section above. Clinical development timelines, likelihood of success and total costs vary widely and are impacted by a variety of risks and uncertainties discussed in the "Risk Factors" section of Item 1A below. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of any of our product candidates or the ultimate costs of such efforts. Due to these same factors, we cannot be certain when, or if, we will generate any revenue or net cash inflow from any of our current product candidates.

        Even if our clinical trials demonstrate the safety and effectiveness of our product candidates in their target indications, we do not expect to be able to record commercial sales of any of our product candidates until 2009 at the earliest. We expect to incur significant and growing net losses for the foreseeable future as a result of our research and development programs and the costs of preparing for the potential commercial launch of PDX. Although the size and timing of our future net losses are subject to significant uncertainty, we expect them to increase over the next several years as we continue to fund our development programs and prepare for the potential commercial launch of PDX.

        We will be required to raise additional capital to support our future operations, including the potential commercialization of PDX in the event the PROPEL trial is positive and we obtain regulatory approval to market PDX. We may seek to obtain this additional capital through arrangements with corporate partners, equity or debt financings, or from other sources. Such arrangements, if successfully consummated, may be dilutive to our existing stockholders. However, there is no assurance that we will be successful in consummating any such arrangements. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. If we are unable to generate meaningful amounts of revenue from future product sales, if any, or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our business and future prospects for revenue and profitability may be harmed.

        We incorporated in the Commonwealth of Virginia on September 1, 1992 as HemoTech Sciences, Inc. and filed amended Articles of Incorporation to change our name to Allos Therapeutics, Inc. on October 19, 1994. We reincorporated in Delaware on October 28, 1996. We operate as a single business segment.

Employees

        As of February 20, 2008, we had a total of 66 full-time employees. Of those, 40 are engaged in clinical development, regulatory affairs, biostatistics, manufacturing and preclinical development. The remaining 26 are involved in marketing, corporate development, finance, administration and operations.

Available Information

        We are located in Westminster, Colorado, a suburb of Denver. Our mailing address is 11080 CirclePoint Road, Suite 200, Westminster, Colorado 80020. Our website address is www.allos.com; however, information found on our website is not incorporated by reference into this report. Our web site address is included in this report as an inactive textual reference only. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Once at www.allos.com, go to Investors/Media and then to SEC Filings. You may also read and copy materials that we file with SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically with the SEC.

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

        Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations. To date, we have financed our operations primarily through the private and public sale of securities. For the years ended December 31, 2007, 2006 and 2005, we had net losses attributable to common stockholders of $39.4 million, $30.2 million, and $20.8 million, respectively. As of December 31, 2007, we had accumulated a deficit during our development stage of $247.9 million. We have incurred these losses principally from costs incurred in our research and development programs, clinical manufacturing and from our marketing, general and administrative expenses. We expect to continue incurring net losses for the foreseeable future. Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates. We may never generate revenue from product sales or become profitable. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates, and in preparing for the potential commercial launch of our product candidates. We may not be able to continue as a going concern if we are unable to generate meaningful amounts of revenue to support our operations or cannot otherwise raise the necessary funds to support our operations.

Our near-term prospects are substantially dependent on PDX, our lead product candidate. If we are unable to successfully develop and obtain regulatory approval for PDX for the treatment of patients with relapsed or refractory PTCL, our ability to generate revenue will be significantly delayed.

        We currently have no products that are approved for commercial sale. Our product candidates are in various stages of development, and significant research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals for them. Most of our efforts and expenditures over the next few years will be devoted to PDX. Accordingly, our future prospects are substantially dependent on the successful development, regulatory approval and commercialization of PDX for the treatment of patients with relapsed or refractory PTCL. PDX is not expected to be commercially available for this or any other indication until at least 2009. RH1 is in an earlier stage of development relative to PDX, and if both PDX and RH1 are approved for marketing, we expect that RH1 would not be commercially available until after PDX is commercially available. Further, certain of the indications that we are pursuing have relatively low incidence rates, which may make it difficult for us to enroll a sufficient number of patients in our clinical trials on a timely basis, or at all, and may limit the revenue potential of our product candidates. If we are unable to successfully develop, obtain regulatory approval for and commercialize PDX for the treatment of relapsed or refractory PTCL, our ability to generate revenue from product sales will be significantly delayed and our stock price would likely decline.

We cannot predict when or if we will obtain regulatory approval to commercialize our product candidates.

        A pharmaceutical product cannot be marketed in the United States or most other countries until it has completed a rigorous and extensive regulatory approval process. If we fail to obtain regulatory approval to market our product candidates, we will be unable to sell our products and generate revenue, which would jeopardize our ability to continue operating our business. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. We may not obtain regulatory approval for any product candidates we develop, including PDX, even though PROPEL may be positive and we have a SPA agreement, or we may not obtain regulatory review of such product candidates in a timely manner.

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

        We currently expect to complete patient enrollment in our pivotal Phase 2 PROPEL trial in the second quarter of 2008, although the actual timing of completion of enrollment may vary based on a number of factors, including site initiation and patient enrollment rates. We cannot assure you that the design of, or data collected from, the PROPEL trial will be adequate to demonstrate the safety and efficacy of PDX for the treatment of patients with relapsed or refractory PTCL, or otherwise be sufficient to support FDA or any foreign regulatory approval, even though PROPEL may be positive and we have a SPA agreement. If the PROPEL trial fails to achieve its safety and efficacy endpoints, we may be unable to obtain regulatory approval to commercialize PDX, and our business and stock price would be harmed. If we fail to obtain regulatory approval for PDX or any of our other current or future product candidates, we will be unable to market and sell them and therefore may never generate meaningful amounts of revenue or become profitable.

        As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities abroad. The number and design of clinical trials that will be required varies depending on the product candidate, the condition being evaluated, the trial results and regulations applicable to any particular product candidate. The design of our clinical trials is based on many assumptions about the expected effect of our product candidates, and if those assumptions prove incorrect, the clinical trials may not demonstrate the safety or efficacy of our product candidates. Preliminary results may not be confirmed upon full analysis of the detailed results of a trial, and prior clinical trial program designs and results may not be predictive of future clinical trial designs or results. Product candidates in later stage clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials with acceptable endpoints. For example, we terminated the development of EFAPROXYN when it failed to demonstrate statistically significant improvement in overall survival in the targeted patients in a Phase 3 clinical trial. If our product candidates fail to show clinically significant benefits, they will not be approved for marketing.

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

        The protocol for the PROPEL trial was reviewed by the FDA under the special protocol assessment, or SPA, process, which allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA. However, even if we believe PROPEL is positive, a SPA agreement is not a guarantee of approval, and we cannot be certain that the design of, or data collected from, the PROPEL trial will be adequate to demonstrate the safety and efficacy of PDX for the treatment of patients with relapsed or refractory PTCL, or otherwise be sufficient to support FDA or any foreign regulatory approval. Further, the SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed upon trial protocols. In addition, the SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from the PROPEL trial. As a result, we do not know how the FDA will interpret the parties' respective commitments under the SPA agreement, how it will interpret the data and results from the PROPEL trial, or whether PDX will receive any regulatory approvals as a result of the SPA agreement or the clinical trial. Therefore, despite the potential benefits of the SPA agreement, significant uncertainty remains regarding the clinical development and regulatory approval process for PDX for the treatment of PTCL.

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

        Even if we achieve positive interim results in clinical trials, these results do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory clearances, and the FDA can request that we conduct additional clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. As a result, there can be no assurance that our PROPEL trial will achieve its primary or secondary endpoints. In addition, negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or terminated. Also, failure to construct clinical trial protocols to screen patients for risk profile factors relevant to the trial for purposes of segregating patients into the patient populations treated with the drug being tested and the control group could result in either group experiencing a disproportionate number of adverse events and could cause a clinical trial to be repeated or terminated. If we have to conduct additional clinical trials, whether for PDX or any other product candidate, it would significantly increase our expenses and delay potential marketing of our product candidates.

Reports of adverse events or safety concerns involving our product candidates or in related technology fields or other companies' clinical trials could delay or prevent us from obtaining regulatory approval or negatively impact public perception of our product candidates.

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

        At present, there are a number of clinical trials being conducted by other pharmaceutical companies involving small molecule chemotherapeutic agents. If other pharmaceutical companies announce that they observed frequent adverse events or unknown safety issues in their trials involving compounds similar to, or competitive with, our product candidates, we could encounter delays in the timing of our clinical trials or difficulties in obtaining the approval of our product candidates. In addition, the public perception of our product candidates might be adversely affected, which could harm our business and results of operations and cause the market price of our common stock to decline, even if the concern relates to another company's product or product candidate.

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

        We expect that significant additional capital will be required in the future to continue our research and development efforts and to commercialize our product candidates, if approved for marketing. Our actual capital requirements will depend on many factors, including:

  •
  the timing and outcome of our ongoing PROPEL trial;

  •
  costs associated with the commercialization of our product candidates, if approved for marketing;

  •
  our evaluation of, and decisions with respect to, additional therapeutic indications for which we may develop PDX;

  •
  our evaluation of, and decisions with respect to, our strategic alternatives; and

  •
  costs associated with securing potential in-license opportunities and additional product candidates and conducting preclinical research and clinical development for our product candidates.

        We will be required to raise additional capital to support our future operations, including the potential commercialization of PDX in the event the PROPEL trial is positive and we obtain regulatory approval to market PDX. We may seek to obtain this additional capital through arrangements with corporate partners, equity or debt financings, or from other sources. Such arrangements may be dilutive to our existing stockholders. However, there is no assurance that we will be successful in consummating any such arrangements. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. If we are unable to generate meaningful amounts of revenue from future product sales, if any, or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our business and future prospects for revenue and profitability may be harmed.

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

        In addition to patent protection, we also rely upon trade secrets, proprietary know-how and technological advances which we seek to protect through confidentiality agreements with our collaborators, employees and consultants. Our employees and consultants are required to enter into confidentiality agreements with us. We also enter into non-disclosure agreements with our collaborators and vendors, which are intended to protect our confidential information delivered to third parties for research and other purposes. However, these agreements could be breached and we may not have adequate remedies for any breach, or our trade secrets and proprietary know-how could otherwise become known or be independently discovered by others.

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

        Given our lack of formal supply agreements and the fact that in many cases our components are supplied by a single source, our third party suppliers may not be able to fulfill our potential commercial needs or meet our deadlines, or the components they supply to us may not meet our specifications and quality policies and procedures. If we need to find an alternative supplier of PDX or other components, we may not be able to contract for those components on acceptable terms, if at all. Any such failure to supply or delay caused by such suppliers would have an adverse affect on our ability to continue clinical development of our product candidates or commercialize any future products.

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

  •
  our current and future manufacturers are subject to ongoing, periodic, unannounced inspections by the FDA and corresponding state and international regulatory authorities for compliance with strictly enforced current Good Manufacturing Practice regulations and similar state and foreign standards, and we do not have control over our contract manufacturers' compliance with these regulations and standards;

  •
  our current and future manufacturers may not be able to comply with applicable regulatory requirements, which would prohibit them from manufacturing products for us;

  •
  our manufacturers may have staffing difficulties, may undergo changes in control or may become financially distressed, adversely affecting their willingness or ability to manufacture products for us;

  •
  our manufacturers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market;

  •
  demands if we need to change to other commercial manufacturing contractors, the FDA and comparable foreign regulators must approve our use of any new manufacturer, which would require additional testing, regulatory filings and compliance inspections, and the new manufacturers would have to be educated in, or themselves develop substantially equivalent processes necessary for, the production of our products; and

  •
  we may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our products.

        Any of these factors could result in the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates. They could also entail higher costs and result in our being unable to effectively commercialize our product candidates.

We may explore strategic partnerships that may never materialize or may fail.

        We may, in the future, periodically explore a variety of possible strategic partnerships in an effort to gain access to additional complimentary resources. At the current time, we cannot predict what form such a strategic partnership might take. We are likely to face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be complicated and time consuming to negotiate and document. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships.

If we enter into one or more strategic partnerships, we may be required to relinquish important rights to and control over the development of our product candidates or otherwise be subject to unfavorable terms.

        Any future strategic partnerships we enter into could subject us to a number of risks, including:

  •
  we may be required to undertake expenditure of substantial operational, financial and management resources in integrating new businesses, technologies and products;

  •
  we may be required to issue equity securities that would dilute our existing stockholders' percentage ownership;

  •
  we may be required to assume substantial actual or contingent liabilities;

  •
  we may not be able to control the amount and timing of resources that our strategic partners devote to the development or commercialization of product candidates;

  •
  strategic partners may delay clinical trials, provide insufficient funding, terminate a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new version of a product candidate for clinical testing;

  •
  strategic partners may not pursue further development and commercialization of products resulting from the strategic partnering arrangement or may elect to discontinue research and development programs;

  •
  strategic partners may not commit adequate resources to the marketing and distribution of any future products, limiting our potential revenues from these products;

  •
  disputes may arise between us and our strategic partners that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management's attention and consumes resources;

  •
  strategic partners may experience financial difficulties;

  •
  strategic partners may not properly maintain or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

  •
  business combinations or significant changes in a strategic partner's business strategy may also adversely affect a strategic partner's willingness or ability to complete its obligations under any arrangement;

  •
  strategic partners could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

  •
  strategic partners could terminate the arrangement or allow it to expire, which would delay the development and may increase the cost of developing our product candidates.

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

        Our ability to successfully commercialize our products will depend, in part, on the extent to which coverage and reimbursement for the products will be available from government and health administration authorities, private health insurers, managed care programs, and other third-party payors.

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

        As a biopharmaceutical company, even though we do not and will not control referrals of health care services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse will be applicable to our business. These laws and regulations, include, among others:

  •
  the federal Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal health care programs such as the Medicare and Medicaid programs;

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

        If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. Moreover, achieving and sustaining compliance with all applicable federal and state fraud and abuse laws may prove costly.

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

        Even if we obtain the necessary regulatory approvals to market PDX or any other product candidate, our commercial opportunity will be reduced or eliminated if our competitors develop and market products that are more effective, have fewer side effects or are less expensive than our product candidates. Our potential competitors include large fully integrated pharmaceutical companies and more established biotechnology companies, both of which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Academic institutions, government agencies, and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that competitors will succeed in developing technologies that are more effective than those being developed by us or that would render our technology obsolete or noncompetitive.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

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

        We have been named as a defendant in a purported securities class action lawsuit seeking unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN during the period from May 29, 2003 to April 29, 2004 and subsequent declines in our stock price. In an opinion dated October 20, 2005, the District Court concluded that the plaintiff's complaint failed to meet the legal requirements applicable to its alleged claims and dismissed the lawsuit. On November 20, 2005, the plaintiff appealed the District Court's decision to the U.S. Court of Appeals for the Tenth Circuit (the "Court of Appeals"). On February 6, 2008, the parties signed a stipulation of settlement, settling the case for $2,000,000. The defendants do not admit any liability in connection with the settlement. The Court of Appeals has remanded the case to the District Court for consideration of the settlement. The settlement is subject to various conditions, including without limitation approval of the District Court. We expect that the amount of the settlement in excess of our deductible will be covered by our insurance carrier. In the event the settlement does not become final, we intend to vigorously defend against the plaintiff's appeal. If the Court of Appeals then were to reverse the District Court's decision and we were not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims were successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business. As of December 31, 2007, we have recorded $2,000,000 in accrued litigation settlement costs, which represents our best estimate of the potential gross amount of the settlement costs to be paid to the plaintiffs, and $1,759,000 in prepaid expenses and other assets, which represents the amount we expect to be reimbursed from our insurance carrier. The net difference of $241,000 between these amounts represents the remaining unpaid deductible under our insurance policy, and this amount was recorded to marketing, general and administrative expenses during the year ended December 31, 2006.

Our success depends on retention of our President and Chief Executive Officer, Chief Medical Officer and other key personnel.

        We are highly dependent on our President and Chief Executive Officer, Paul L. Berns, our Chief Medical Officer, Pablo J. Cagnoni, M.D. and other members of our management team. We are named as the beneficiary on a term life insurance policy covering Mr. Berns in the amount of $10.0 million. We also depend on academic collaborators for each of our research and development programs. The loss of any of our key employees or academic collaborators could delay our discovery research program and the development and commercialization of our product candidates or result in termination of them in their entirety. Mr. Berns and Dr. Cagnoni, as well as others on our executive management team, have severance agreements with us, but the agreements provides for "at-will" employment with no specified term. Our future success also will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unsuccessful in our recruitment and retention efforts, our business will be harmed.

        We also rely on consultants, collaborators and advisors to assist us in formulating and conducting our research. All of our consultants, collaborators and advisors are employed by other employers or are self-employed and may have commitments to or consulting contracts with other entities that may limit their ability to contribute to our company.

We cannot guarantee that we will be in compliance with all potentially applicable regulations.

        The development, manufacturing, and, if approved, pricing, marketing, sale and reimbursement of our products, together with our general obligations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We also have significantly fewer employees than many other companies that have the same or fewer product candidates in late stage clinical development and we rely heavily on third parties to conduct many important functions.

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

        Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in this annual report on Form 10-K for that fiscal year. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management's assessment of our internal controls over financial reporting.

        Our management, including our chief executive officer and principal financial officer, does not expect that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to consider our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

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

Warburg Pincus Private Equity VIII, L.P. ("Warburg") and Baker Brothers Life Sciences, L.P. ("Baker") each control a substantial percentage of the voting power of our outstanding common stock.

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

        On February 2, 2007, we closed an underwritten offering of 9,000,000 shares of common stock, of which Baker Brothers Life Sciences, L.P. and certain other affiliated funds (collectively "Baker") purchased 3,300,000 shares, at a price per share of $6.00, for aggregate gross proceeds of approximately $54.0 million (the "February 2007 Financing"). In connection with its purchase of shares in the February 2007 Financing, Baker entered into a standstill agreement agreeing not to pursue certain activities the purpose or effect of which might be to change or influence the control of the Company.

        As of December 31, 2007, we had approximately 67.6 million shares of common stock outstanding, of which Warburg owned 22,624,430 shares, or approximately 33% of the voting power of our outstanding common stock, and Baker owned 8,741,480 shares, or approximately 13% of the voting power of our outstanding common stock. Although each of Warburg and Baker have entered into a standstill agreement with us, they are, and will continue to be, able to exercise substantial influence over any actions requiring stockholder approval.

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

        Because Warburg owns a substantial percentage of our outstanding common stock, we amended the stockholder rights plan in connection with Warburg's purchase of Exchangeable Preferred in March 2005 to provide that Warburg and its affiliates will be exempt from the stockholder rights plan, unless Warburg and its affiliates become, without the prior consent of our board of directors, the beneficial owner of more than 44% of our common stock. Likewise, since Baker owns a substantial percentage of our outstanding common stock, we amended the stockholder rights plan in connection with the February 2007 Financing to provide that Baker and its affiliates will be exempt from the stockholder rights plan, unless Baker becomes, without the prior consent of our board of directors, the beneficial owner of more than 20% of our common stock. Under the stockholder rights plan, our board of directors has express authority to amend the rights plan without stockholder approval.

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

        Public companies in general and companies included on the Nasdaq Global Market in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. There has been particular volatility in the market prices of securities of biotechnology and other life sciences companies, and the market prices of these companies have often fluctuated because of problems or successes in a given market segment or because investor interest has shifted to other segments. These broad market and industry factors may cause the market price of our common stock to decline, regardless of our operating performance. We have no control over this volatility and can only focus our efforts on our own operations, and even these may be affected due to the state of the capital markets. In the past, following large price declines in the public market price of a company's securities, securities class action litigation has often been initiated against that company, including in 2004 against us. Litigation of this type could result in substantial costs and diversion of management's attention and resources, which would hurt our business. Any adverse determination in litigation could also subject us to significant liabilities.

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

        On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"), which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, our operating results for the years ended December 31, 2007 and 2006 include, and future periods will include, a charge for stock-based compensation related to employee stock options, restricted stock and discounted employee stock purchases. The application of SFAS 123R requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management's opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options.

        Our adoption of SFAS 123R had a material impact on our financial statements and results of operations. We also expect that SFAS 123R will have a material impact on our future financial statements and results of operations. We cannot predict the effect that our stock-based compensation expense will have on the trading price of our common stock.

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

        On November 20, 2005, the plaintiff appealed the District Court's decision to the U.S. Court of Appeals for the Tenth Circuit (the "Court of Appeals"). On February 6, 2008, the parties signed a stipulation of settlement, settling the case for $2,000,000. Neither we nor our former officer admits any liability in connection with the settlement. The Court of Appeals accordingly has remanded the case to the District Court for consideration of the settlement. The settlement is subject to various conditions, including without limitation approval of the District Court. We expect that the amount of the settlement in excess of our deductible will be covered by our insurance carrier. In the event the settlement does not become final, we intend to vigorously defend against the plaintiff's appeal. If the Court of Appeals then were to reverse the District Court's decision and we were not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims were successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business. As of December 31, 2007, we have recorded $2,000,000 in accrued litigation settlement costs, which represents our best estimate of the potential gross amount of the settlement costs to be paid to the plaintiffs, and $1,759,000 in prepaid expenses and other assets, which represents the amount we expect to be reimbursed from our insurance carrier. The net difference of $241,000 between these amounts represents the remaining unpaid deductible under our insurance policy, and this amount was recorded to marketing, general and administrative expenses during the year ended December 31, 2006.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

        Our common stock is traded on the Nasdaq Global Market® under the symbol "ALTH." The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the Nasdaq Global Market:

Year Ended December 31, 2007	HIGH	LOW
First Quarter	$8.54	$5.75
Second Quarter	$7.08	$3.91
Third Quarter	$5.90	$3.92
Fourth Quarter	$7.52	$4.70

Year Ended December 31, 2006	HIGH	LOW
First Quarter	$3.60	$2.08
Second Quarter	$3.55	$2.84
Third Quarter	$4.25	$3.43
Fourth Quarter	$7.58	$3.65

        On February 20, 2008, we had approximately 72 holders of record of our common stock.

Stock Performance Measurement Comparison(1)

        The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2002 for (i) the Company's common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31 of each year:

Comparison of 5 year Cumulative Total Return on Investment

Total Return Analysis	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Allos Therapeutics, Inc.	$100.00	$47.74	$31.91	$28.59	$77.79	$83.64
NASDAQ Composite	$100.00	$150.01	$162.89	$165.13	$180.85	$198.60
NASDAQ Biotechnology	$100.00	$145.75	$154.68	$159.06	$160.69	$168.05

(1)
The information in this section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of the Company under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data set forth below should be read in conjunction with our financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this report. The statement of operations data for the years ended December 31, 2007, 2006, 2005, and cumulative period from September 1, 1992 through December 31, 2007, and the balance sheet data as of December 31, 2007 and 2006, are derived from, and qualified by reference to, our audited financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2004 and 2003, and the balance sheet data as of December 31, 2005, 2004 and 2003, are derived from our audited financial statements that do not appear in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

						Cumulative period from September 1, 1992 (date of inception) through December 31, 2007
	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except share and per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$17,444	$14,322	$11,215	$10,158	$11,957	$125,300
Clinical manufacturing	5,548	2,284	1,266	2,979	7,252	34,612
Marketing, general and administrative	19,672	14,876	9,044	9,194	9,378	102,831
Restructuring and separation costs	—	646	380	—	638	1,664

Total operating expenses	42,664	32,128	21,905	22,331	29,225	264,407
Loss from operations	(42,664)	(32,128)	(21,905)	(22,331)	(29,225)	(264,407)
Gain on settlement claims	—	—	—	—	5,110	5,110
Interest and other income, net	3,294	1,916	1,768	494	988	21,604

Net loss	(39,370)	(30,212)	(20,137)	(21,837)	(23,127)	(237,693)
Dividend related to beneficial conversion feature of preferred stock	—	—	(623)	—	—	(10,236)

Net loss attributable to common stockholders	$(39,370)	$(30,212)	$(20,760)	$(21,837)	$(23,127)	$(247,929)

Net loss per share: basic and diluted	$(0.60)	$(0.55)	$(0.45)	$(0.70)	$(0.87)

Weighted-average shares: basic and diluted	65,188,913	55,299,614	46,070,686	31,139,192	26,493,861

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments in marketable securities	$57,756	$32,796	$55,156	$23,711	$44,897
Long-term investments in marketable securities	—	—	126	138	150
Working capital	51,958	28,897	52,477	22,745	43,806
Total assets	61,460	36,382	57,081	26,173	48,174
Long-term obligations, less current portion	—	—	—	—	—
Common stock	300,508	238,109	231,637	181,485	181,446
Deficit accumulated during the development stage	(247,929)	(208,559)	(178,347)	(157,587)	(135,750)
Total stockholders' equity	52,579	29,550	53,290	23,863	45,411

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a biopharmaceutical company focused on developing and commercializing innovative small molecule drugs for the treatment of cancer. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with one or more potential strategic partners. We strive to develop proprietary products that have the potential to improve the standard of care in cancer therapy. Our focus is on product opportunities for oncology that leverage our internal clinical development and regulatory expertise and address important markets with unmet medical need. We may also seek to grow our existing portfolio of product candidates through product acquisition and in-licensing efforts.

        We currently have two small molecule chemotherapeutic product candidates in clinical development, PDX (pralatrexate) and RH1.

PDX

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

        The following clinical trials involving PDX are currently open for enrollment:

  •
  PROPEL, a pivotal Phase 2 study of PDX with vitamin B12 and folic acid supplementation in patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL. In July 2006, we reached agreement with the FDA under its special protocol assessment, or SPA, process on the design of this Phase 2 trial. As a result, if the results are positive, we believe PROPEL will be sufficient to support the filing of a new drug application, or NDA, to seek marketing approval for PDX in this indication. However, the PROPEL trial protocol does not specify the response rate required to support FDA approval and the response rate will need to be adequate to support approval. We initiated patient enrollment in this study in August 2006 and expect to complete enrollment of a minimum of 100 evaluable patients in the second quarter of 2008.

  •
  A Phase 1/2a study of PDX and gemcitabine with vitamin B12 and folic acid supplementation in patients with relapsed or refractory non-Hodgkin's lymphoma, or NHL, or Hodgkin's disease. We initiated patient enrollment in this study in May 2007. We plan to enroll up to 54 evaluable patients in the Phase 1 portion of the study and up to 30 additional patients with relapsed or refractory PTCL in the expanded Phase 2a portion of the study.

  •
  A Phase 1 study of PDX with vitamin B12 and folic acid supplementation in patients with relapsed or refractory cutaneous T-cell lymphoma, or CTCL. We initiated patient enrollment in this study in August 2007. We plan to enroll up to 56 evaluable patients in the study, including at least 20 patients at what we believe to be the optimal dose and schedule.

  •
  A Phase 1/2 study of PDX with vitamin B12 and folic acid supplementation in patients with relapsed or refractory NHL and Hodgkin's disease. This study is currently focused on exploring alternate dosing and administration schedules in patients with B-cell lymphoma to further evaluate PDX's potential clinical utility in this setting.

  •
  A Phase 1 dose escalation study of PDX with vitamin B12 and folic acid supplementation in patients with previously treated advanced non-small cell lung cancer, or NSCLC.

  •
  A Phase 2b study comparing PDX and Tarceva® (erlotinib), both with vitamin B12 and folic acid supplementation, in patients with Stage IIIB/IV NSCLC who are, or have been, cigarette smokers who have failed treatment with at least one prior platinum-based chemotherapy regimen. We initiated patient enrollment in this study in January 2008. The study will seek to enroll approximately 160 patients in up to 50 investigative sites worldwide.

        In addition to our ongoing NSCLC studies, we intend to initiate a Phase 2, single-agent study of PDX in another solid tumor indication in the first half of 2008 and additional Phase 1 combination studies with PDX in solid tumor indications by year end.

RH1

        RH1 is a small molecule chemotherapeutic agent that we believe is bioactivated by the enzyme DT-diaphorase, or DTD, also known as NAD(P)H quinone oxidoreductase, or NQ01. We believe DTD is over-expressed in many tumors, relative to normal tissue, including lung, colon, breast and liver tumors. We believe that because RH1 is bioactivated in the presence of DTD, it has the potential to provide targeted drug delivery to these tumor types while limiting the amount of toxicity to normal tissue.

        In November 2007, we initiated patient enrollment in a Phase 1 study of RH1 in patients with advanced solid tumors or NHL. We plan to enroll up to 60 evaluable patients in the study with the objective of determining the MTD, recommended Phase 2 dose and safety profile of RH1 in this population. We plan to enroll three to six patients per cohort. Once we determine what we believe to be the optimal dose and schedule, we plan to recruit an expanded cohort of up to 24 evaluable patients who have tumor types with a high likelihood of DTD over-expression to explore possible markers of anticancer activity.

EFAPROXYN™ (efaproxiral) Development Discontinued

        In mid-2007, we discontinued the development of EFAPROXYN, our former lead product candidate, after announcing top-line results from ENRICH, a Phase 3 clinical trial of EFAPROXYN plus whole brain radiation therapy, or WBRT, in women with brain metastases originating from breast cancer. The study failed to achieve its primary endpoint of demonstrating a statistically significant improvement in overall survival in patients receiving EFAPROXYN plus WBRT, compared to patients receiving WBRT alone. We are currently pursuing the sale of our rights to EFAPROXYN although we may not receive any material consideration for any sale.

Results of Operations

        We are a development stage company. Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations. We have incurred these losses principally from costs incurred in our research and development programs, our clinical manufacturing, and from our marketing, general and administrative expenses. Our primary business activities have been focused on the development of EFAPROXYN (a program which we discontinued in mid-2007), PDX and RH1. For the years ended December 31, 2007, 2006 and 2005, we had net losses attributable to common stockholders of $39.4 million, $30.2 million, and $20.8 million, respectively. Research and development expenses for the years ended December 31, 2007, 2006 and 2005 were $17.4 million, $14.3 million and $11.2 million, respectively. As of December 31, 2007, we had accumulated a deficit during our development stage of $247.9 million.

        Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates. The timing and costs to complete the successful development of any of our product candidates are highly uncertain, and therefore difficult to estimate. The lengthy process of seeking regulatory approvals for our product candidates, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources. For a more complete description of the regulatory approval process, please refer to the "Government Regulation" section of Part I, Item 1 above. Clinical development timelines, likelihood of success and total costs vary widely and are impacted by a variety of risks and uncertainties discussed in the "Risk Factors" section of Part I, Item 1A above. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of any of our product candidates or the ultimate costs of such efforts. Due to these same factors, we cannot be certain when, or if, we will generate any revenue or net cash inflow from any of our current product candidates.

        Even if our clinical trials demonstrate the safety and effectiveness of our product candidates in their target indications, we do not expect to be able to record commercial sales of any of our product candidates until 2009 at the earliest. We expect to incur significant and growing net losses for the foreseeable future as a result of our research and development programs and the costs of preparing for the potential commercial launch of PDX. Although the size and timing of our future net losses are subject to significant uncertainty, we expect them to increase over the next several years as we continue to fund our development programs and prepare for the potential commercial launch of PDX.

        We will be required to raise additional capital to support our future operations, including the potential commercialization of PDX in the event the PROPEL trial is positive and we obtain regulatory approval to market PDX. We may seek to obtain this additional capital through arrangements with corporate partners, equity or debt financings, or from other sources. Such arrangements, if successfully consummated, may be dilutive to our existing stockholders. However, there is no assurance that we will be successful in consummating any such arrangements. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. If we are unable to generate meaningful amounts of revenue from future product sales, if any, or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our business and future prospects for revenue and profitability may be harmed.

Comparison of Years Ended December 31, 2007, 2006 and 2005

        Research and Development.    Research and development expenses include the costs of certain personnel, basic research, preclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, patents and licensing fees for our product candidates.

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Research and development expenses	$17.4	$14.3	$11.2

        The $3.1 million increase in research and development expenses in 2007 as compared to 2006 was primarily due to the following:

  •
  $2.9 million increase in clinical trial costs involving PDX, mainly attributable to increased costs for PROPEL and initiation of patient enrollment in two new trials involving PDX during 2007;

  •
  $1.4 million increase related to key personnel changes and related travel costs, mainly attributable to additional headcount and increases in compensation costs year over year;

  •
  $1.2 million increase in non-cash stock-based compensation expense, as discussed in more detail below;

  •
  $480,000 increase in preclinical study costs, primarily related to PDX; and

  •
  $360,000 increase related to incurring a non-recurring data option fee for RH1.

        These increases were partially offset by a $3.2 million decrease in clinical trial costs for EFAPROXYN, primarily resulting from the completion of patient enrollment in our Phase 3 ENRICH trial in September 2006.

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

  •
  $293,000 increase in patent costs for PDX and EFAPROXYN.

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

        We expect research and development expenses to increase in 2008 as compared to 2007 due to the following:

  •
  increases in costs for our ongoing and planned clinical trials;

  •
  an increase in personnel costs, primarily resulting from additional headcount; and

  •
  an increase in non-cash stock-based compensation expense related to grants for new employees and our annual grant to existing employees.

        We charge direct internal and external research and development expenses to the respective development programs. Since our inception through December 31, 2007, we have incurred direct costs of approximately $39.5 million, $15.2 million and $840,000 associated with research and development expenses for EFAPROXYN, PDX and RH1, respectively, and approximately $5.5 million associated with our other research and development programs, including programs that have been discontinued.

We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs. These consist primarily of salaries and benefits, facilities costs and other internal-shared resources related to the development and maintenance of systems and processes applicable to all of our programs. Unallocated costs since our inception through December 31, 2007 represent approximately $64.3 million of research and development expenses.

        The following table summarizes our research and development expenses for the years ended December 31, 2007, 2006 and 2005 and for the cumulative period from our inception through December 31, 2007:

				Cumulative Period from September 1, 1992 through December 31, 2007
	Years Ended December 31,
	2007	2006	2005
	(in millions)
EFAPROXYN	$1.0	$4.3	$5.3	$39.5
PDX	6.8	3.4	0.5	15.2
RH1	0.6	—	—	0.8
Other programs	—	—	—	5.5
Unallocated	9.0	6.6	5.4	64.3

Total research and development expenses	$17.4	$14.3	$11.2	$125.3

        The timing and costs to complete the successful development of any of our product candidates are highly uncertain, and therefore difficult to estimate. The lengthy process of seeking regulatory approvals for our product candidates, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources. Clinical development timelines, likelihood of success and total costs vary widely and are impacted by a variety of factors discussed in the "Risk Factors" section of Part I, Item 1A above. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of any of our product candidates or the ultimate costs of such efforts. Due to these same factors, we cannot be certain when, or if, we will generate any revenue or net cash inflow from any of our current product candidates.

        Clinical Manufacturing.    Clinical manufacturing expenses include the costs of certain personnel, third-party manufacturing costs for development of drug materials for use in clinical trials and preclinical studies, and costs associated with pre-commercial scale-up of manufacturing to support anticipated regulatory and potential commercial requirements.

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Clinical manufacturing expenses	$5.5	$2.3	$1.3

        The $3.3 million increase in clinical manufacturing expenses in 2007 as compared to 2006 was primarily due to the following:

  •
  $2.6 million increase in third-party manufacturing costs for clinical trial material and pre-commercial scale-up activities for PDX; and

  •
  $700,000 increase in third-party manufacturing costs for clinical trial material for RH1.

        The $1.0 million increase in clinical manufacturing expenses in 2006 as compared to 2005 was primarily due to an $856,000 increase in third-party manufacturing costs for PDX and RH1 bulk drug substance and formulated drug product.

        We expect our clinical manufacturing expenses to increase in 2008 as compared to 2007 due to the following:

  •
  an increase in third-party manufacturing costs for PDX to support ongoing and planned clinical trials and pre-commercial scale-up;

  •
  an increase in personnel costs primarily resulting from additional headcount; and

  •
  an increase in non-cash stock-based compensation expense related to grants for new employees and our annual grant to existing employees.

        Marketing, General and Administrative.    Marketing, general and administrative expenses include costs for pre-marketing activities, corporate development, executive administration, corporate offices and related infrastructure.

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Marketing, general and administrative expenses	$19.7	$14.9	$9.0

        The $4.8 million increase in marketing, general and administrative expenses in 2007 as compared to 2006 was primarily due to the following:

  •
  $1.8 million increase in non-cash stock-based compensation expense, as discussed in more detail below;

  •
  $1.4 million increase in personnel costs, mainly attributable to additional headcount and increases in compensation costs year over year;

  •
  $1.0 million increase in market research and consulting expenses related to our product development and commercialization planning for EFAPROXYN and PDX; and

  •
  $485,000 increase in travel expenses related to increased headcount, expanded investor relations activities and the development of relationships with key opinion leaders in oncology.

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

  •
  $342,000 increase in travel expenses relating to expanded investor relations activities and the development of relationships with key opinion leaders in oncology; and

  •
  $265,000 increase in costs related to the securities class action lawsuit, as further described in "Legal Proceedings" included in Part I, Item 3 of this report.

        These increases were partially offset by a $311,000 decrease in insurance costs.

        We expect marketing, general and administrative expenses to increase in 2008 as compared to 2007 due to the following:

  •
  an increase in non-cash stock-based compensation expense related to grants for new employees and our annual grant to existing employees;

  •
  an increase in costs relating to pre-commercial planning activities for PDX; and

  •
  an increase in personnel costs, primarily resulting from additional headcount.

        Stock-based Compensation Expense.    Stock-based compensation expense for the years ended December 31, 2007, 2006 and 2005 has been recognized in our Statements of Operations as follows:

	Year ended December 31,
	2007	2006	2005
Research and development	$1,870,767	$660,274	$2,331
Clinical manufacturing	180,592	113,066	—
Marketing, general and administrative	4,599,266	2,813,661	475,529

Total stock-based compensation expense	$6,650,625	$3,587,001	$477,860

        Of the $6.7 million of stock-based compensation recognized in year ended December 31, 2007, $5.9 million was related to our stock option plans, $690,000 related to restricted stock and $61,000 related to our employee stock purchase plan. Of the $3.6 million of stock-based compensation recognized in the year ended December 31, 2006, $3.0 million was related to our stock option plans, $503,000 related to restricted stock and $36,000 related to our employee stock purchase plan. The $3.1 million increase in stock-based compensation expense in 2007 as compared to 2006 was primarily due to a higher fair-value for options granted in 2007 compared to options granted in 2006 due to our stock price being higher during the year ended December 31, 2007 as compared to 2006. The stock-based compensation expense recognized in the year ended December 31, 2005 primarily resulted from $462,000 in expense related to an amendment in May 2005 of the terms surrounding the exercise period for certain options that were granted to our Chairman of the Board of Directors in 2000. The $3.1 million increase in stock-based compensation expense in 2006 as compared to 2005 was due to the implementation of SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R") on January 1, 2006.

        As of December 31, 2007, the unrecorded stock-based compensation balance related to stock option awards was $5,991,942 and will be recognized over an estimated weighted-average amortization period of 1.4 years. As of December 31, 2007, the unrecorded stock-based compensation balance related to restricted stock awards was $695,779 and will be recognized over an estimated weighted-average amortization period of 1.5 years.

        Restructuring and Separation Costs.    We recorded $0, $646,000 and $380,000 in restructuring and separation costs during the years ended December 31, 2007, 2006 and 2005, respectively.

        In January 2006, Michael E. Hart notified our Board of Directors of his intent to resign from his positions as President, Chief Executive Officer and Chief Financial Officer of the Company once a successor Chief Executive Officer was appointed. On March 3, 2006, we entered into a separation agreement with Mr. Hart to provide certain incentives for his continued employment with the Company while we conducted our search for his successor. On March 9, 2006, we appointed Paul L. Berns as our President, Chief Executive Officer and a member of the Board of Directors and Mr. Hart resigned from his positions in accordance with the terms of the separation agreement. The separation agreement with Mr. Hart was amended on March 9, 2006, and on May 10, 2006 (as so amended, the "Separation

Agreement"). We recorded separation costs of $646,000 during the year ended December 31, 2006 relating to our estimate of our total obligations under the Separation Agreement with Mr. Hart. During the years ended December 31, 2007 and 2006, respectively, we made payments to Mr. Hart under the Separation Agreement of $321,000 and $325,000. As of December 31, 2007, there was no remaining liability relating to the Separation Agreement with Mr. Hart.

        In January 2005, we executed agreements to sublease approximately three-quarters of the 12,708 square feet of excess space in our corporate offices located in Westminster, Colorado. The term of each sublease agreement is through the term of our office lease, or October 31, 2008. The total rental payments to us under the terms of the sublease agreements approximate $230,000. In the year ended December 31, 2005, we recorded a lease abandonment charge of $380,000 as our obligations under our primary lease were in excess of the sum of the actual and expected sublease rental payments for this excess space. As of December 31, 2007, the amount remaining in accrued restructuring and separation costs relating to this lease abandonment charge was $39,000.

        Interest and Other Income, Net.    Interest income, net of interest expense, for 2007, 2006 and 2005 was $3.3 million, $1.9 million, and $1.8 million, respectively. The $1.4 million increase in 2007 as compared to 2006 primarily resulted from higher average investment balances resulting from our February 2007 financing and higher yields on United States government securities, high-grade commercial paper and corporate notes, and money market funds. The $148,000 increase in 2006 as compared to 2005 primarily resulted from higher yields on United States government securities, high-grade commercial paper and corporate notes, and money market funds partially offset by lower average investment balances.

        Income Taxes.    As of December 31, 2007, we had available approximately $130.6 million of net operating loss ("NOL") carryforwards, after taking into consideration NOLs expected to expire unused due to limitations under Section 382 of the Internal Revenue Code, and which includes approximately $3.4 million of deductions related to stock-based compensation that are not realized as deferred tax assets until current taxes payable can be reduced. These NOL carryforwards will expire beginning in 2009. In addition, we had research and development credit and orphan drug credit carryforwards, after taking into consideration the Section 382 limitation, of $2.3 million and $4.9 million, respectively, as of December 31, 2007, to offset future regular and alternative tax expense. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with shareholders' subsequent disposition of those shares, have resulted in four changes of control in 1994, 1998, 2001 and 2005, as defined by Section 382. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% within a three-year period. As a result of the most recent ownership change in 2005, utilization of our NOLs generated prior to the latest change in control are subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $2.2 million. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of the Company's net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Subsequent ownership changes, as defined in Section 382, could further limit the amount of our NOLs and research and development credits that can be utilized annually to offset future taxable income.

Liquidity and Capital Resources

        As of December 31, 2007, we had $57.8 million in cash, cash equivalents, and investments in marketable securities. Since our inception, we have financed our operations primarily through public and private sales of our equity securities, which have resulted in net proceeds to us of $257.9 million through December 31, 2007. We have also generated $21.6 million of net interest income since our inception from investing the net proceeds of these financings.

        We have used $195.5 million of cash for operating activities from our inception through December 31, 2007. Net cash used to fund our operating activities for 2007, 2006 and 2005 was $30.8 million, $25.1 million and $17.7 million, respectively.

        Net cash used in investing activities for 2007 and 2005 was $19.3 million and $28.2 million, respectively, and consisted primarily of purchases of investments in marketable securities, partially offset by the proceeds from maturities of investments in marketable securities. Net cash provided by investing activities for 2006 was $27.9 million and consisted primarily of proceeds from the maturities of investments in marketable securities, partially offset by the purchase of investments in marketable securities.

        Net cash provided by financing activities during 2007 was $55.9 million and resulted primarily from the sale of 9,000,000 shares of common stock in February 2007 in an underwritten offering at a price of $6.00 per share (the "February 2007 Financing"), $5.5 million of proceeds associated with the exercise of common stock options, common stock warrants and sales of stock under our employee stock purchase plan, and the release of $183,000 of restricted cash in connection with a reduction of the letter of credit required pursuant to the lease for our corporate headquarters facility. We received net proceeds from the February 2007 Financing of approximately $50.3 million, after deducting underwriting commissions of approximately $3.2 million and other offering expenses of approximately $503,000. The shares of common stock were sold under our shelf Registration Statement on Form S-3 (File No. 333-134965), declared effective by the Securities and Exchange Commission ("SEC") on July 10, 2006. We retired the unused portion of this shelf registration statement in June 2007. Net cash provided by financing activities during 2006 was $3.1 million and resulted primarily from proceeds associated with the exercise of common stock options, common stock warrants and sales of stock under our employee stock purchase plan, and the release of $183,000 of restricted cash in connection with a reduction of the letter of credit required pursuant to the lease for our corporate headquarters facility. Net cash provided by financing activities during 2005 was $49.1 million and resulted primarily from the sale of 2,352,443 shares of Series A Exchangeable Preferred Stock in March 2005 (the "Exchangeable Preferred"), at a price per share of $22.10, to Warburg Pincus Private Equity VIII, L.P. ("Warburg") and certain other investors for aggregate gross proceeds of approximately $52.0 million. We incurred offering expenses of $3.2 million in connection with the sale of Exchangeable Preferred, resulting in net proceeds to us of $48.8 million. On May 18, 2005, at our Annual Meeting of Stockholders, our stockholders voted to approve the issuance of shares of our common stock upon exchange of shares of the Exchangeable Preferred. As a result of such approval, we issued a total of 23,524,430 shares of common stock upon exchange of 2,352,443 shares of Exchangeable Preferred.

        On June 5, 2007, a universal shelf Registration Statement on Form S-3 (File No. 333-143198) was declared effective by the SEC. Under the registration statement, we are allowed to sell, from time to time, up to $150 million of our common stock, preferred stock, depository shares, debt securities and/or warrants, either individually or in units, in one or more offerings. We have no specific plans to offer the securities covered by the registration statement and we are not required to offer the securities in the future pursuant to the registration statement. The terms of any offering under the registration statement will be established at the time of the offering. Proceeds from the sale of any securities will be used for the purposes described in a prospectus supplement filed at the time of an offering.

        Based upon the current status of our product development plans, we believe that our cash, cash equivalents, and investments in marketable securities as of December 31, 2007 should be adequate to support our operations through at least the first quarter of 2009, although there can be no assurance that this can, in fact, be accomplished. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

        We will be required to raise additional capital to support our future operations, including the potential commercialization of PDX in the event the PROPEL trial is positive and we obtain regulatory approval to market PDX. We may seek to obtain this additional capital through arrangements with corporate partners, equity or debt financings, or from other sources. Such arrangements, if successfully consummated, may be dilutive to our existing stockholders. However, there is no assurance that we will be successful in consummating any such arrangements. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. If we are unable to generate meaningful amounts of revenue from future product sales, if any, or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our business and future prospects for revenue and profitability may be harmed.

Obligations and Commitments

        Below is a schedule of the timing of contractual commitments, by fiscal year, related to our leases, service contracts and license agreements. We currently have no off-balance sheet arrangements.

	2008	2009 to 2010	2011 to 2012	After 2012	Total
Operating lease obligations	$657,000	$73,000	$—	$—	$730,000
License agreement obligations	500,000	500,000	—	—	1,000,000

Total obligations	$1,157,000	$573,000	$—	$—	$1,730,000

        Operating lease obligations represent our future minimum rental commitments for non-cancelable operating leases for our facilities and certain office equipment, net of $61,000 of remaining sublease payments on excess space in our corporate offices. We lease our corporate headquarters facility pursuant to a lease agreement that expires on October 31, 2008. We are currently in the process of negotiating an extension to the lease for our corporate headquarters facility. However, there is no assurance that we will be successful in negotiating any such extension. If we are unable to extend the lease, we believe that there is adequate space for lease in our area to support our current and future growth requirements.

        License agreement obligations represent future milestone payments which could be made under our license agreement for PDX, due upon the passage of certain time periods after the effective date of the agreement. These payments could be paid earlier depending on the timing of achieving a certain development milestone.

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

        We record upfront fees and milestone payments made under our licensing agreements for our product candidates as research and development expense as the services are performed.

        We accrue research and development expenses for activity as incurred during the fiscal year and prior to receiving invoices from clinical sites and third party clinical and preclinical research organizations. We accrue external costs for clinical and preclinical studies based on an evaluation of the following: the progress of the studies, including patient enrollment, dosing levels of patients enrolled, estimated costs to dose patients, invoices received, and contracted costs with clinical sites and third party clinical and preclinical research organizations. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates. During the years ended December 31, 2007, 2006, and 2005, we did not have any changes in estimates that would have resulted in material adjustments to research and development expenses accrued in the prior period. However, during the quarter ended December 31, 2006, we did change our estimate relating to certain costs for our Phase 3 ENRICH trial for EFAPROXYN as a result of new information, which resulted in a reduction of research and development expenses of approximately $400,000 and a corresponding decrease in accrued research and development expenses as of December 31, 2006.

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

        Clinical Manufacturing.    Clinical manufacturing expenses include the costs of certain personnel and third party manufacturing costs for our product candidates for use in clinical trials and preclinical studies, and certain costs associated with pre-commercial scale-up of manufacturing to support anticipated regulatory and potential commercial requirements. Our finished drug inventory is expensed to clinical manufacturing since we are still a development stage company and we have not received regulatory approval to market our product candidates. If and when we receive regulatory approval, we will be required to capitalize any future manufacturing costs for our marketed products at the lower of cost or market and then expense the sold inventory as a component of cost of goods sold.

        Cash Equivalents and Investments in Marketable Securities.    All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The carrying values of our cash equivalents and investments in marketable securities approximate their market values based on quoted market prices. We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in marketable securities are classified as held to maturity and are carried at cost plus accrued interest. Our cash and cash equivalents are maintained in a financial institution in amounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe such accounts are not exposed to any significant credit risk in this area. We place investments in high-quality securities in accordance with our investment policy. Substantially all of our investments in marketable securities as of December 31, 2007 are held in corporate notes with remaining maturities ranging from one to five months.

        Stock-based Compensation Expense.    We adopted SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R") effective January 1, 2006. Under the provisions of SFAS 123R, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period of the award. Prior to the adoption of SFAS 123R, we accounted for grants of stock-based awards according to the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations.

        In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. We applied the provisions of SAB 107 in connection with our adoption of SFAS 123R. We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

        The adoption of SFAS 123R on January 1, 2006 had a material impact on our net loss and net loss per share for the years ended December 31, 2007 and 2006. We expect that our adoption of SFAS 123R will have a material impact on our future financial statements and results of operations. During the years ended December 31, 2007 and 2006, we recorded stock-based compensation expense of approximately $6.7 million and $3.6 million, respectively, related to stock-based awards, including stock options, restricted stock and our employee stock purchase plan. As of December 31, 2007, the unrecorded deferred stock-based compensation balance related to these stock-based awards was approximately $6.7 million and will be recognized over the remaining vesting periods of the awards. Judgments and estimates must be made and used in determining the factors used in calculating the fair value of stock-based awards, including the expected forfeiture rate of our stock-based awards, the expected life of our stock-based awards, and the expected volatility of our stock price. For more information on stock-based compensation expense during the year ended December 31, 2007, refer to Note 4 "Stock-Based Compensation Plans" of the Notes to our Financial Statements included in Part IV, Item 15 of this report.

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and we are required to adopt it on January 1, 2008. The application of SFAS 157 to certain items has been deferred and will be effective for fiscal years beginning after November 15, 2008 and interim periods with that year. Although we will continue to evaluate the application of SFAS 157, management does not currently believe adoption of this pronouncement will have a material impact on our results of operations or financial position.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007 and we are required to adopt it on January 1, 2008. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

        In June 2007, the Emerging Issues Task Force ("EITF") issued a consensus, EITF 07-3, Advance Payments for Research and Development Activities, which states that non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-3 is to be applied prospectively for new contractual arrangements entered into in fiscal years beginning after December 15, 2007. We do not expect that EITF 07-3 will result in a material change to our current accounting practice.

        In November 2007, the EITF issued a consensus, EITF 07-01, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property, which is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 is to be applied retrospectively for collaboration arrangements in fiscal years beginning after December 15, 2008. We currently do not have any such arrangements.

        In December 2007, the FASB issued SFAS 141(R), Business Combinations. This Statement replaces SFAS 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the potential impact of this Statement.

        In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the potential impact of this statement.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments as of December 31, 2007 consist of cash, cash equivalents, short-term investments in marketable securities, and accounts payable. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

        We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The average duration of the issues in our portfolio as of December 31, 2007 is approximately two months. As of December 31, 2007, our investments in marketable securities of $41.8 million are all classified as held-to-maturity and were held in a variety of interest-bearing instruments, consisting mainly of high-grade corporate notes.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (the "Evaluating Officers"), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on that evaluation, our management, including the Evaluating Officers, concluded that our disclosure controls and procedures were effective as of December 31, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Evaluating Officers, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or Rule 15d-(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company's principal executive officer and principal financial officer and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that:

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management determined that, as of December 31, 2007, we maintained effective internal control over financial reporting based on those criteria.

        In addition, the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on page F-2 of this Annual Report on Form 10-K.

No Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item concerning our directors is incorporated by reference to the information to be set forth in the sections entitled "Proposal 1—Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2007 (the "Proxy Statement"). The information required by this Item concerning our executive officers is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled "Executive Officers."

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item regarding executive compensation is incorporated by reference to the information to be set forth in the sections of the Proxy Statement entitled "Executive Compensation," "Director Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,339,649	$4.64	3,666,292	(1)(2)
Equity compensation plans not approved by security holders	1,065,781	$4.90	1,108,231

Total	6,405,430	$4.68	4,774,523	(1)(2)

(1)
As of December 31, 2007, 1,383,687 shares of common stock were authorized and unissued under our 2000 Stock Incentive Compensation Plan. On January 1 of each year during the term of our

  2000 Stock Incentive Compensation Plan, beginning on January 1, 2001 through and including January 1, 2010, the share reserve under the 2000 Stock Incentive Compensation Plan is increased by the lesser of the following: (i) 2% of the total number of shares of common stock outstanding, (ii) 440,000 shares, or (iii) such smaller number of shares as determined by the Board of Directors. On January 1, 2008, the share reserve under our 2000 Stock Incentive Compensation Plan was increased by 440,000 shares.

(2)
Includes 2,282,605 shares of common stock available for future issuance under our 2001 Employee Stock Purchase Plan.

        Please see Note 4 to our Financial Statements included in Part IV, Item 15 of this report for a description of the material features of our 2002 Broad Based Equity Incentive Plan and 2006 Inducement Award Plan, each of which was adopted without the approval of our security holders.

Other Information

        Other information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item regarding certain relationships and related transactions and director independence is incorporated by reference to the information to be set forth in the sections of the Proxy Statement entitled "Transactions with Related Persons" and "Proposal 1—Election of Directors."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item regarding principal accounting fees and services is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled "Proposal 2—Ratification of Selection of Independent Auditors."

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

  (3)
  Exhibits.

            The following is a list of exhibits filed as part of this report on Form 10-K. Where so indicated exhibits that were previously filed are incorporated by reference.

		Incorporated by Reference
					Filed Herewith
Exhibit No.	Description	Form	Filing Date	Number
3.01	Amended and Restated Certificate of Incorporation.	10-Q	8/7/2006	3.01
3.02	Certificate of Designation of Series A Junior Participating Preferred Stock.	10-Q	8/7/2006	3.02
3.03	Certificate of Amendment to Restated Certificate of Incorporation.	10-Q	8/7/2006	3.03
3.04	Amended and Restated Bylaws of Allos Therapeutics, Inc.	8-K	6/25/2007	3.04
4.01	Form of Common Stock Certificate.	S-1/A	3/17/2000	4.01
4.02	Reference is made to Exhibits 3.01, 3.02, 3.03 and 3.04.
4.03	Rights Agreement dated May 6, 2003 between Allos and Mellon Investor Services LLC.	8-K	5/9/2003	99.2
4.04	Form of Rights Certificate.	8-K	5/9/2003	99.3
4.05	Amendment to Rights Agreement dated March 4, 2005 between Allos and Mellon Investor Services LLC.	8-K	3/4/2005	4.06
4.06	Amendment to Rights Agreement dated January 29, 2007 between Allos and Mellon Investor Services LLC.	8-K	1/30/2007	4.1
10.01†	Form of Amended and Restated Indemnity Agreement between Allos and each of its directors and officers.	8-K	6/25/2007	10.01
10.02†	1995 Stock Option Plan, as amended.	S-1	1/26/2000	10.11
10.3†	2000 Stock Incentive Compensation Plan, as amended.	8-K	12/22/2005	10.1
10.3.1†	Form of Incentive Stock Option Letter Agreement under 2000 Stock Incentive Compensation Plan.	8-K	2/11/2005	99.1
10.3.2†	Form of Nonqualified Stock Option Letter Agreement under 2000 Stock Incentive Compensation Plan.	8-K	2/11/2005	99.2

10.3.3†	Form of Nonqualified Stock Option Letter Agreement for Non-Employee Directors under 2000 Stock Incentive Compensation Plan.	8-K	2/24/2006	10.1
10.4†	2001 Employee Stock Purchase Plan and form of Offering.	10-K	3/7/2001	10.26
10.4.1†	2001 Employee Stock Purchase Plan Offering (Series Beginning July 1, 2007).	8-K	6/25/2007	10.12.1
10.5*	Office Lease dated April 4, 2001 between Allos and Catellus Development Corporation.	10-Q	8/14/2001	10.27
10.5.1*	Amended and Restated Second Amendment to Lease dated December 9, 2002 between Allos and Catellus Development Corporation.	10-K	3/28/2003	10.27.1
10.5.2*	Third Amendment to Lease dated November 28, 2003 between Allos and Catellus Development Corporation.	10-K	3/5/2004	10.27.2
10.6†	2002 Broad Based Equity Incentive Plan.	S-8	1/16/2002	99.1
10.6.1†	Form of Stock Option Grant Notice under 2002 Broad Based Equity Incentive Plan.	10-K	3/16/2005	10.14.1
10.6.2†	Form of Stock Option Agreement under 2002 Broad Based Equity Incentive Plan.	10-K	3/16/2005	10.14.2
10.7	Securities Purchase Agreement dated March 2, 2005 between Allos and the Investors listed on the signature pages thereto.	8-K/A	3/10/2005	10.41
10.8	Registration Rights Agreement dated March 4, 2005 between Allos and the Investors listed on Schedule I thereto.	8-K/A	3/10/2005	10.42
10.9	Letter Agreement dated March 4, 2005 among Allos, Warburg Pincus Private Equity VIII, L.P., Warburg Pincus & Co. and Warburg Pincus LLC.	8-K	3/4/2005	10.43
10.10†	Separation Agreement dated March 1, 2006 between Allos and Michael E. Hart.	8-K	3/6/2006	10.1
10.10.1†	First Amendment to Separation Agreement dated March 9, 2006 between Allos and Michael E. Hart.	8-K	3/14/2006	10.3
10.10.2†	Second Amendment to Separation Agreement dated May 10, 2006 between Allos and Michael E. Hart.	8-K	5/16/2006	10.1
10.11†	Nonqualified Stock Option Letter Agreement dated March 3, 2006 between Allos and Michael E. Hart.	8-K	3/6/2006	10.2
10.12†	Summary of Compensation Arrangements for Non-Employee Directors.	10-Q	8/7/2007	10.32
10.13†	Restricted Stock Award Agreement dated March 9, 2006 between Allos and Paul L. Berns.	8-K	3/14/2006	10.2

10.14†	Consultant Agreement effective May 10, 2006 between Allos and Michael E. Hart.	8-K	5/16/2006	10.2
10.15†	Consultant Agreement effective May 10, 2006 between Allos and Marvin E. Jaffe, M.D.	8-K	5/16/2006	10.3
10.16†	2006 Inducement Award Plan, including forms of Stock Option Grant Notice with Stock Option Agreement and Restricted Stock Grant Notice with Restricted Stock Grant Agreement.	8-K	6/6/2006	10.1
10.17	Letter agreement dated January 28, 2007 among Allos, Baker Bros. Investments, L.P., Baker Bros. Investments II, L.P., Baker/Tisch Investments, L.P., Baker Biotech Fund I, L.P., 14159, L.P. and Baker Brothers Life Sciences, L.P.	8-K	1/30/2007	10.1
10.18*	License Agreement for 10-Propargyl-10-Deazaaminopterin "PDX" dated December 23, 2002 and amended May 9, 2006 between Allos and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	10-Q	8/7/2007	10.45
10.18.1+
	Second Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin "PDX" dated November 6, 2007 between Allos and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.				X
10.19†	Corporate Bonus Plan, as amended and restated effective December 11, 2007.				X
10.20†	Amended and Restated Employment Agreement, effective December 13, 2007, between Allos and Paul L. Berns.				X
10.21†	Amended and Restated Employment Agreement, effective December 13, 2007, between Allos and Pablo J. Cagnoni, M.D.				X
10.22†	Amended and Restated Employment Agreement, effective December 13, 2007, between Allos and James V. Caruso.				X
10.23†	Amended and Restated Employment Agreement, effective December 13, 2007, between Allos and Marc H. Graboyes.				X
10.24†	Letter agreement, effective January 22, 2008, between Allos and Bruce K. Bennett.				X
23.01	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X
24.01	Power of Attorney (included on signature page hereto).				X

31.01	Rule 13a-14(a)/15d-14(a) Certification.	X
31.02	Rule 13a-14(a)/15d-14(a) Certification.	X
32.01#	Section 1350 Certification.	X

†
Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

*
Indicates confidential treatment has been granted with respect to specific portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission ("SEC") pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

+
Indicates confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

#
The certifications attached as Exhibit 32.01 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Allos Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOS THERAPEUTICS, INC.
Date: February 27, 2008	By:	/s/ PAUL L. BERNS Paul L. Berns President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Paul L. Berns and David C. Clark, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant on February 27, 2008, and in the capacities indicated:

Name	Title

/s/ STEPHEN J. HOFFMAN Stephen J. Hoffman	Chairman of Board of Directors and Director
/s/ PAUL L. BERNS Paul L. Berns	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ DAVID C. CLARK David C. Clark	Vice President, Finance and Treasurer (Principal Financial and Accounting Officer)
/s/ MICHAEL D. CASEY Michael D. Casey	Director
/s/ STEWART HEN Stewart Hen	Director
/s/ JEFFREY R. LATTS Jeffrey R. Latts	Director

/s/ JONATHAN S. LEFF Jonathan S. Leff	Director
/s/ TIMOTHY P. LYNCH Timothy P. Lynch	Director
/s/ WILLIAM R. RINGO William R. Ringo	Director

Allos Therapeutics, Inc.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
        Allos Therapeutics, Inc.:

        In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders' equity (deficit), and cash flows present fairly, in all material respects, the financial position of Allos Therapeutics, Inc. (a development stage enterprise) at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 and, cumulatively, for the period from September 1, 1992 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Denver, CO
February 25, 2008

ALLOS THERAPEUTICS, INC.

BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$15,919,664	$10,070,526
Restricted cash	183,334	366,667
Investments in marketable securities	41,836,566	22,725,525
Prepaid research and development expenses	524,704	496,265
Prepaid expenses and other assets	2,374,471	2,069,840

Total current assets	60,838,739	35,728,823

Property and equipment, net	621,451	603,520
Other assets	—	49,247

Total assets	$61,460,190	$36,381,590

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,191,849	$400,133
Accrued liabilities	7,689,338	6,431,521

Total current liabilities	8,881,187	6,831,654
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,000,000 shares designated from authorized preferred stock; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 67,641,943 and 56,695,633 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	67,642	56,695
Additional paid-in capital	300,440,336	238,052,617
Deficit accumulated during the development stage	(247,928,975)	(208,559,376)

Total stockholders' equity	52,579,003	29,549,936

Total liabilities and stockholders' equity	$61,460,190	$36,381,590

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

				Cumulative Period from September 1, 1992 (date of inception) through December 31, 2007
	Years Ended December 31,
	2007	2006	2005
Operating expenses:
Research and development	$17,444,320	$14,322,601	$11,215,132	$125,299,872
Clinical manufacturing	5,547,411	2,283,907	1,265,663	34,612,106
Marketing, general and administrative	19,672,014	14,876,273	9,043,768	102,830,541
Restructuring and separation costs	—	645,666	380,085	1,663,821

Total operating expenses	42,663,745	32,128,447	21,904,648	264,406,340

Loss from operations	(42,663,745)	(32,128,447)	(21,904,648)	(264,406,340)
Gain on settlement claims	—	—	—	5,110,083
Interest and other income, net	3,294,146	1,915,977	1,768,060	21,603,746

Net loss	(39,369,599)	(30,212,470)	(20,136,588)	(237,692,511)
Dividend related to beneficial conversion feature of preferred stock	—	—	(623,489)	(10,236,464)

Net loss attributable to common stockholders	$(39,369,599)	$(30,212,470)	$(20,760,077)	$(247,928,975)

Net loss per share: basic and diluted	$(0.60)	$(0.55)	$(0.45)

Weighted average shares: basic and diluted	65,188,913	55,299,614	46,070,686

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

								Deficit Accumulated During the Development Stage
	Common Stock		Preferred Stock			Notes Receivable From Stockholders			Total Stockholders' Equity (Deficit)
					Additional Paid-in Capital		Deferred Compensation
	Shares	Amount	Shares	Amount
Subscription receivable for common stock at $1.61 per share	—	$90	—	$—	$—	$—	$—	$—	$90

Balance at December 31, 1992	—	90	—	—	—	—	—	—	90
Subscription receivable for common stock at $1.61 per share	—	10	—	—	—	—	—	—	10
Issuance of common stock for subscription receivable	992,000	892	—	—	(892)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(24,784)	(24,784)

Balance at December 31, 1993	992,000	992	—	—	(892)	—	—	(24,784)	(24,684)
Issuance of $.001 par value common stock in exchange for license agreement	248,000	248	—	—	39,752	—	—	—	40,000
Issuance of Series A convertible preferred stock ($.001 par value) together with Series A and Series B stock warrants at $1.00 per share	—	—	700,000	704	529,023	—	—	—	529,727
Issuance of Series A convertible preferred stock upon exercise of Series A warrants at $1.00 per share	—	—	1,300,000	1,300	1,298,700	—	—	—	1,300,000
Accretion to redemption value of preferred stock	—	—	—	—	58,839	—	—	(58,839)	—
Net loss	—	—	—	—	—	—	—	(898,929)	(898,929)

Balance at December 31, 1994	1,240,000	1,240	2,000,000	2,004	1,925,422	—	—	(982,552)	946,114
Issuance of Series A convertible preferred stock at $1.00 per share	—	—	3,000,000	3,000	2,973,454	—	—	—	2,976,454
Accretion to redemption value of preferred stock	—	—	—	—	229,837	—	—	(229,837)	—
Net loss	—	—	—	—	—	—	—	(2,384,176)	(2,384,176)

Balance at December 31, 1995	1,240,000	1,240	5,000,000	5,004	5,128,713	—	—	(3,596,565)	1,538,392
Issuance of Series B convertible preferred stock at $1.60 per share, net of issuance costs	—	—	5,032,500	5,033	7,992,705	—	—	—	7,997,738
Cancellation of Series B warrants previously issued with Series A	—	—	—	(4)	4	—	—	—	—
Cancellation of Series A redemption rights	—	—	—	—	(288,676)	—	—	288,676	—
Issuance of common stock upon exercise of stock options for cash of $4,024 and notes receivable of $90,000 at $0.16 per share	582,950	583	—	—	93,441	(90,000)	—	—	4,024
Net loss	—	—	—	—	—	—	—	(4,053,027)	(4,053,027)

Balance at December 31, 1996	1,822,950	1,823	10,032,500	10,033	12,926,187	(90,000)	—	(7,360,916)	5,487,127

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

								Deficit Accumulated During the Development Stage
	Common Stock		Preferred Stock			Notes Receivable From Stockholders			Total Stockholders' Equity (Deficit)
					Additional Paid-in Capital		Deferred Compensation
	Shares	Amount	Shares	Amount
Balance at December 31, 1996	1,822,950	1,823	10,032,500	10,033	12,926,187	(90,000)	—	(7,360,916)	5,487,127
Issuance of common stock upon exercise of stock options for cash of $20,288 and notes receivable of $49,687 at $0.16-$0.40 per share	175,770	176	—	—	69,799	(49,687)	—	—	20,288
Net loss	—	—	—	—	—	—	—	(6,512,591)	(6,512,591)

Balance at December 31, 1997	1,998,720	1,999	10,032,500	10,033	12,995,986	(139,687)	—	(13,873,507)	(1,005,176)
Issuance of Series C convertible preferred stock at $1.81 per share, net of issuance costs	—	—	9,944,750	9,945	17,937,102	—	—	—	17,947,047
Issuance of common stock upon exercise of stock options for cash of $3,464 at $0.16-$0.40 per share	13,239	13	—	—	3,451	—	—	—	3,464
Net loss	—	—	—	—	—	—	—	(8,573,923)	(8,573,923)

Balance at December 31, 1998	2,011,959	2,012	19,977,250	19,978	30,936,539	(139,687)	—	(22,447,430)	8,371,412
Issuance of Series C convertible preferred stock at $1.81 per share, net of issuance costs	—	—	5,311,036	5,311	9,529,532	—	—	—	9,534,843
Issuance of common stock upon exercise of stock options for cash of $3,695 at $0.16-$0.56 per share	10,179	10	—	—	3,685	—	—	—	3,695
Deferred compensation related to options	—	—	—	—	6,811,055	—	(4,442,294)	—	2,368,761
Beneficial conversion feature related to issuance of preferred stock	—	—	—	—	9,612,975	—	—	(9,612,975)	—
Net loss	—	—	—	—	—	—	—	(11,287,740)	(11,287,740)

Balance at December 31, 1999	2,022,138	2,022	25,288,286	25,289	56,893,786	(139,687)	(4,442,294)	(43,348,145)	8,990,971
Issuance of 5,000,000 shares of common stock, net of issuance costs	5,000,000	5,000	—	—	82,764,396	—	—	—	82,769,396
Conversion of preferred stock to common stock upon IPO	15,678,737	15,679	(25,288,286)	(25,289)	9,610	—	—	—	—
Extinguishments of notes receivable	—	—	—	—	—	139,687	—	—	139,687
Issuance of common stock upon exercise of stock options for cash of $73,855 at $0.16-$0.56 per share	254,001	254	—	—	73,601	—	—	—	73,855
Deferred compensation related to options	—	—	—	—	16,860,998	—	(2,062,800)	—	14,798,198
Net loss	—	—	—	—	—	—	—	(23,361,475)	(23,361,475)

Balance at December 31, 2000	22,954,876	22,955	—	—	156,602,391	—	(6,505,094)	(66,709,620)	83,410,632
Issuance of common stock upon exercise of stock options for cash of $103,831 at $0.40-$2.42 per share	175,096	175	—	—	103,656	—	—	—	103,831
Issuance of common stock upon exercise of purchase rights at an exercise price of $3.84 per share	9,225	9	—	—	35,433	—	—	—	35,442
Stock compensation expense	—	—	—	—	283,512	—	—	—	283,512
Deferred compensation related to options	—	—	—	—	(99,700)	—	3,561,504	—	3,461,804
Net loss	—	—	—	—	—	—	—	(20,144,325)	(20,144,325)

Balance at December 31, 2001	23,139,197	23,139	—	—	156,925,292	—	(2,943,590)	(86,853,945)	67,150,896

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

								Deficit Accumulated During the Development Stage
	Common Stock		Preferred Stock			Notes Receivable From Stockholders			Total Stockholders' Equity (Deficit)
					Additional Paid-in Capital		Deferred Compensation
	Shares	Amount	Shares	Amount
Balance at December 31, 2001	23,139,197	23,139	—	—	156,925,292	—	(2,943,590)	(86,853,945)	67,150,896
Issuance of common stock in private placement for $6.00 per share, net of issuance costs	2,500,000	2,500	—	—	14,929,273	—	—	—	14,931,773
Issuance of common stock upon exercise of stock options for cash of $290,753 at $0.40-$7.38 per share	187,126	187	—	—	290,566	—	—	—	290,753
Issuance of common stock upon exercise of purchase rights at an exercise price of $3.84-$6.39 per share	27,446	27	—	—	120,252	—	—	—	120,279
Issuance of common stock upon exercise of warrants for equipment lease line	9,685	10	—	—	21,521	—	—	—	21,531
Stock compensation expense	—	—	—	—	190,378	—	—	—	190,378
Deferred compensation related to options	—	—	—	—	(1,456,577)	—	1,842,124	—	385,547
Net loss	—	—	—	—	—	—	—	(25,768,974)	(25,768,974)

Balance at December 31, 2002	25,863,454	25,863	—	—	171,020,705	—	(1,101,466)	(112,622,919)	57,322,183
Issuance of common stock upon exercise of stock options for cash of $75,686 at $.56-$2.42 per share	35,400	35	—	—	75,651	—	—	—	75,686
Issuance of common stock upon exercise of purchase rights at an exercise price of $2.48-$2.58 per share	32,189	33	—	—	81,466	—	—	—	81,499
Issuance of common stock in private placement for $2.32 per share together with common stock warrants for $3.14 per share, net of issuance costs	5,172,412	5,173	—	—	11,196,549	—	—	—	11,201,722
Stock compensation expense	—	—	—	—	178,166	—	—	—	178,166
Deferred compensation related to options	—	—	—	—	(1,137,244)	—	815,890	—	(321,354)
Net loss	—	—	—	—	—	—	—	(23,126,625)	(23,126,625)

Balance at December 31, 2003	31,103,455	31,104	—	—	181,415,293	—	(285,576)	(135,749,544)	45,411,277
Issuance of common stock upon exercise of stock options for cash of $97,794 at $.40-$4.75 per share	35,935	36	—	—	97,758	—	—	—	97,794
Issuance of common stock upon exercise of purchase rights at an exercise price of $1.85-$1.91 per share	36,393	36	—	—	68,239	—	—	—	68,275
Stock issuance costs	—	—	—	—	(8,279)	—	—	—	(8,279)
Stock compensation recovery	—	—	—	—	(170,118)	—	—	—	(170,118)
Deferred compensation related to options	—	—	—	—	50,583	—	250,756	—	301,339
Net loss	—	—	—	—	—	—	—	(21,837,285)	(21,837,285)

Balance at December 31, 2004	31,175,783	$31,176	—	$—	$181,453,476	$—	$(34,820)	$(157,586,829)	$23,863,003

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

								Deficit Accumulated During the Development Stage
	Common Stock		Preferred Stock			Notes Receivable From Stockholders			Total Stockholders' Equity (Deficit)
					Additional Paid-in Capital		Deferred Compensation
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	31,175,783	$31,176	—	$—	$181,453,476	$—	$(34,820)	$(157,586,829)	$23,863,003
Issuance of common stock upon exercise of stock options for cash of $197,513 at $.16-$1.78 per share	352,081	352	—	—	197,161	—	—	—	197,513
Issuance of common stock upon exercise of purchase rights at an exercise price of $1.82 and $1.85 per share	26,675	27	—	—	48,804	—	—	—	48,831
Issuance of Series A Exchangeable Preferred Stock at $22.10 per share, net of issuance costs	—	—	2,352,443	2,352	48,837,479	—	—	—	48,839,831
Beneficial conversion feature related to issuance of preferred stock	—	—	—	—	623,489	—	—	(623,489)	—
Conversion of Series A Exchangeable Preferred Stock to common stock	23,524,430	23,524	(2,352,443)	(2,352)	(21,172)	—	—	—	—
Stock compensation expense	—	—	—	—	443,644	—	—	—	443,644
Deferred compensation related to options	—	—	—	—	(604)	—	34,820	—	34,216
Net loss	—	—	—	—	—	—	—	(20,136,588)	(20,136,588)

Balance at December 31, 2005	55,078,969	$55,079	—	$—	$231,582,277	$—	$—	$(178,346,906)	$53,290,450
Issuance of common stock upon exercise of stock options for cash of $561,097 at $.40-$3.20 per share	413,680	414	—	—	560,683	—	—	—	561,097
Issuance of common stock upon exercise of purchase rights at an exercise price of $1.82, $1.96 and $3.05 per share	44,319	44	—	—	90,627	—	—	—	90,671
Issuance of common stock upon net exercise of warrants at an exercise price of $3.14 per share	37,459	37	—	—	(37)	—	—	—	—
Issuance of common stock upon exercise of warrants for cash of $2,233,187 at an exercise price of $3.14 per share	711,206	711	—	—	2,232,476	—	—	—	2,233,187
Issuance of restricted stock	410,000	410	—	—	(410)	—	—	—	—
Stock compensation expense	—	—	—	—	3,587,001	—	—	—	3,587,001
Net loss	—	—	—	—	—	—	—	(30,212,470)	(30,212,470)

Balance at December 31, 2006	56,695,633	$56,695	—	$—	$238,052,617	$—	$—	$(208,559,376)	$29,549,936

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

								Deficit Accumulated During the Development Stage
	Common Stock		Preferred Stock			Notes Receivable From Stockholders			Total Stockholders' Equity (Deficit)
					Additional Paid-in Capital		Deferred Compensation
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	56,695,633	$56,695	—	$—	$238,052,617	$—	$—	$(208,559,376)	$29,549,936
Issuance of common stock upon exercise of stock options for cash of $3,696,811 at $.40-$6.38 per share	1,156,471	1,157	—	—	3,695,654	—	—	—	3,696,811
Issuance of common stock upon exercise of purchase rights at an exercise price of $1.82-$3.89 per share	41,148	41	—	—	124,805	—	—	—	124,846
Issuance of common stock upon net exercise of warrants at an exercise price of $3.14 per share	112,106	112	—	—	(112)	—	—	—	—
Issuance of common stock upon exercise of warrants for cash of $1,669,177 at an exercise price of $3.14 per share	531,585	532	—	—	1,668,645	—	—	—	1,669,177
Issuance of common stock net of offering costs of $3,742,793, at $6.00 per share	9,000,000	9,000	—	—	50,248,207	—	—	—	50,257,207
Issuance of restricted stock	105,000	105	—	—	(105)	—	—	—	—
Stock compensation expense	—	—	—	—	6,650,625	—	—	—	6,650,625
Net loss	—	—	—	—	—	—	—	(39,369,599)	(39,369,599)

Balance at December 31, 2007	67,641,943	$67,642	—	$—	$300,440,336	$—	$—	$(247,928,975)	$52,579,003

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

				Cumulative Period from September 1, 1992 (date of inception) through December 31, 2007
	Years Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities:
Net loss	$(39,369,599)	$(30,212,470)	$(20,136,588)	$(237,692,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	361,045	312,251	401,106	3,448,309
Stock-based compensation expense	6,650,625	3,587,001	477,860	32,281,719
Write-off of long-term investment	—	—	—	1,000,000
Other	—	—	179	99,121
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(283,823)	(2,054,486)	233,786	(2,889,175)
Interest receivable on investments	(231,201)	179,326	(190,882)	(665,309)
Accounts payable	791,716	34,921	(105,259)	1,191,849
Accrued liabilities	1,257,817	3,006,617	1,584,898	7,689,338

Net cash used in operating activities	(30,823,420)	(25,146,840)	(17,734,900)	(195,536,659)

Cash Flows From Investing Activities:
Acquisition of property and equipment	(378,976)	(228,043)	(108,771)	(3,815,754)
Purchases of marketable securities	(89,014,032)	(33,847,513)	(69,931,521)	(515,658,226)
Proceeds from sales of marketable securities	70,134,192	62,000,000	41,804,925	474,486,969
Purchase of long-term investment	—	—	—	(1,000,000)
Payments received on notes receivable	—	—	—	49,687

Net cash (used in) provided by investing activities	(19,258,816)	27,924,444	(28,235,367)	(45,937,324)

Cash Flows From Financing Activities:
Principal payments under capital leases	—	—	—	(422,088)
Proceeds from sales leaseback	—	—	—	120,492
Release (pledge) of restricted cash	183,333	183,333	—	(183,334)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	48,839,831	89,125,640
Proceeds from issuance of common stock associated with stock options, stock warrants and employee stock purchase plan	5,490,834	2,884,955	246,344	9,601,118
Proceeds from issuance of common stock, net of issuance costs	50,257,207	—	—	159,151,819

Net cash provided by financing activities	55,931,374	3,068,288	49,086,175	257,393,647

Net increase in cash and cash equivalents	5,849,138	5,845,892	3,115,908	15,919,664
Cash and cash equivalents, beginning of period	10,070,526	4,224,634	1,108,726	—

Cash and cash equivalents, end of period	$15,919,664	$10,070,526	$4,224,634	$15,919,664

Supplemental Schedule of Cash and Non-cash Operating and Financing Activities:
Cash paid for interest	$—	$—	$—	$1,033,375
Issuance of stock in exchange for license agreement	—	—	—	40,000
Capital lease obligations incurred for acquisition of property and equipment	—	—	—	422,088
Issuance of stock in exchange for notes receivable	—	—	—	139,687
Conversion of preferred stock to common stock	—	—	48,839,831	89,125,640

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

  •
  RH1 is a small molecule chemotherapeutic agent that we believe is bioactivated by the enzyme DT-diaphorase, or DTD, also known as NAD(P)H quinone oxidoreductase, or NQ01. We believe DTD is over-expressed in many tumors, relative to normal tissue, including lung, colon, breast and liver tumors. We believe that because RH1 is bioactivated in the presence of DTD, it has the potential to provide targeted drug delivery to these tumor types while limiting the amount of toxicity to normal tissue.

        In mid-2007, we discontinued the development of EFAPROXYN, our former lead product candidate, after announcing top-line results from ENRICH, a Phase 3 clinical trial of EFAPROXYN plus whole brain radiation therapy, or WBRT, in women with brain metastases originating from breast cancer. The study failed to achieve its primary endpoint of demonstrating a statistically significant improvement in overall survival in patients receiving EFAPROXYN plus WBRT, compared to patients receiving WBRT alone. We are currently pursuing the sale of our rights to EFAPROXYN although we may not receive any material consideration for any sale.

        We incorporated in the Commonwealth of Virginia on September 1, 1992 as HemoTech Sciences, Inc. and filed amended Articles of Incorporation to change our name to Allos Therapeutics, Inc. on October 19, 1994. We reincorporated in Delaware on October 28, 1996. We operate as a single business segment.

        Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations. We have incurred these losses principally from costs incurred in our research and development programs, our clinical manufacturing, and from our marketing, general and administrative expenses. Our primary business activities have been focused on the development of EFAPROXYN (a program which we discontinued in mid-2007), PDX and RH1.

        Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates. The timing and costs to complete the successful development of any of our product candidates are highly uncertain, and therefore difficult to estimate. The lengthy process of seeking regulatory approvals for our product candidates, and the subsequent compliance with applicable regulations, require the

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

1. Formation and Business of the Company (Continued)

expenditure of substantial resources. Clinical development timelines, likelihood of success and total costs vary widely and are impacted by a variety of risks and uncertainties. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of any of our product candidates or the ultimate costs of such efforts. Due to these same factors, we cannot be certain when, or if, we will generate any revenue or net cash inflow from any of our current product candidates.

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

        As of December 31, 2007, we had $57.8 million in cash, cash equivalents, and investments in marketable securities. Based upon the current status of our product development plans, we believe that our cash, cash equivalents, and investments in marketable securities as of December 31, 2007 should be adequate to support our operations through at least the first quarter of 2009, although there can be no assurance that this can, in fact, be accomplished. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

        We anticipate continuing our current development programs and/or beginning other long-term development projects involving our product candidates. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. Therefore, we will need to obtain additional funds from outside sources to continue research and development activities, fund operating expenses, pursue regulatory approvals and build sales and marketing capabilities, as necessary. If we are unable to raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs. However, our actual capital requirements will depend on many factors, including:

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

2. Summary of Significant Accounting Policies

Basis of Presentation

        We have not generated any revenue to date and our activities have consisted primarily of developing products, raising capital and recruiting personnel. Accordingly, we are considered to be in

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

the development stage at December 31, 2007, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of expenses during the reporting period. Actual results could differ from these estimates.

Cash, Cash Equivalents and Investments in Marketable Securities

        All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The carrying values of our cash equivalents and investments in marketable securities approximate their market values based on quoted market prices. We account for investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in marketable securities are classified as held to maturity and are carried at cost plus accrued interest. Our cash and cash equivalents are maintained in a financial institution in amounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe such accounts are not exposed to any significant credit risk in this area. We place investments in high-quality securities in accordance with our investment policy. Substantially all of our investments in marketable securities as of December 31, 2007 are held in corporate notes with remaining maturities ranging from one to five months.

Restricted Cash

        On May 24, 2001, $550,000 of cash was pledged as collateral on a letter of credit related to our building lease and was classified as restricted cash on the balance sheet. During both 2007 and 2006, in accordance with the terms of the building lease, the amount of the letter of credit was reduced by $183,333. The remaining amount of $183,334 on the letter of credit is classified as restricted cash on the balance sheet as of December 31, 2007.

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

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Prepaid Expenses and Other Assets

        Prepaid expenses and other assets are comprised of the following:

	December 31,
	2007	2006
Prepaid expenses and other assets	$615,471	$320,840
Receivable related to pending litigation settlement (see Note 8)	1,759,000	1,749,000

	$2,374,471	$2,069,840

Property and Equipment

        Property and equipment is recorded at cost and is depreciated using the straight-line method over estimated useful lives. Depreciation and amortization expense was $361,045, $312,251 and $401,106 for the years ended December 31, 2007, 2006 and 2005, respectively, and $3,448,309 for the cumulative period from inception through December 31, 2007.

        The components of property and equipment are as follows:

	December 31,
			Estimated Lives
	2007	2006
Computer hardware and software	$1,520,157	$1,291,675	3 years
Office furniture and equipment	1,344,008	1,244,924	5-7 years
Leasehold improvements	394,740	394,740	7 years
Lab equipment	76,763	76,763	5 years

	3,335,668	3,008,102
Less accumulated depreciation and amortization	(2,714,217)	(2,404,582)

Property and equipment, net	$621,451	$603,520

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

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Accounts Payable

        Accounts payable are comprised of the following:

	December 31,
	2007	2006
Trade accounts payable	$1,191,849	$388,133
Related parties	—	12,000

	$1,191,849	$400,133

Accrued liabilities

        Accrued liabilities are comprised of the following:

	December 31,
	2007	2006
Accrued personnel costs	$2,122,805	$1,481,849
Accrued litigation settlement costs (see Note 8)	2,000,000	2,000,000
Accrued research and development expenses	1,571,975	1,430,417
Accrued clinical manufacturing expenses	1,259,799	655,552
Accrued expenses—other	696,027	436,437
Accrued restructuring and separation costs (see Note 5)	38,732	427,266

	$7,689,338	$6,431,521

        During the year ended December 31, 2007, we recorded $307,817 in research and development expenses and $117,280 in clinical manufacturing expenses related to the discontinuation of the EFAPROXYN development program. These expenses represent estimated costs to be incurred by contract research organizations in connection with closing out our EFAPROXYN clinical trials and estimated costs for the destruction and storage of EFAPROXYN bulk drug substance and formulated drug product. As of December 31, 2007, $144,501 remains accrued, with approximately $280,596 in payments made since the program was discontinued.

Fair Value of Financial Instruments

        Our financial instruments include cash and cash equivalents, investments in marketable securities, prepaid expenses, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate their fair value due to their short maturities.

Stock-Based Compensation

        We adopted SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R") effective January 1, 2006. Under the provisions of SFAS 123R, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period of the award. Prior to the adoption of SFAS 123R, we accounted for grants of stock-based awards according to the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. We applied the provisions of SAB 107 in connection with our adoption of SFAS 123R. We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123R (see Note 4). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

        In November 2005, the Financial Accounting Standards Board ("FASB") issued Staff Position ("FSP") No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards ("FSP 123R-3"). We elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital ("APIC") pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and our Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. This adoption did not have an impact on our financial statements.

        See Note 4—"Stock-Based Compensation Plans" for additional details regarding the impact of our stock based compensation plans on our financial statements.

Research and Development

        Research and development expenditures are charged to expense as incurred. Research and development expenses include the costs of certain personnel, basic research, preclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, patents and licensing fees for our product candidates. We record upfront fees and milestone payments made under our licensing agreements for our product candidates as research and development expense as the services are performed. We accrue research and development expenses for activity as incurred during the fiscal year and prior to receiving invoices from clinical sites and third party clinical and preclinical research organizations. We accrue external costs for clinical and preclinical studies based on an evaluation of the following: the progress of the studies, including patient enrollment, dosing levels of patients enrolled, estimated costs to dose patients, invoices received, and contracted costs with clinical sites and third party clinical and preclinical research organizations. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates. During the years ended December 31, 2007, 2006, and 2005, we did not have any changes in estimates that would have resulted in material adjustments to research and development expenses accrued in the prior period. However, during the quarter ended December 31, 2006, we did change our estimate relating to certain costs for our Phase 3 ENRICH trial for EFAPROXYN as a result of new information, which resulted in a reduction of research and development expenses of approximately $400,000 and a corresponding decrease in accrued research and development expenses as of December 31, 2006.

Clinical Manufacturing

        Clinical manufacturing expenses include the costs of certain personnel and third party manufacturing costs for our product candidates for use in clinical trials and preclinical studies, and

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

certain costs associated with pre-commercial scale-up of manufacturing to support anticipated regulatory and potential commercial requirements. Our finished drug inventory is expensed to clinical manufacturing since we are still a development stage company and we have not received regulatory approval to market our product candidates. If and when we receive regulatory approval, we will be required to capitalize any future manufacturing costs for our marketed products at the lower of cost or market and then expense the sold inventory as a component of cost of goods sold.

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

        Diluted net loss per share is the same as basic net loss per share for all periods presented because any potential dilutive common shares were anti-dilutive due to our net loss (as including such shares would decrease our basic net loss per share). Potential dilutive common shares that would have been included in the calculation of diluted earnings per share if we had net income are as follows:

	Year ended December 31,
	2007	2006	2005
Common stock options	1,630,431	1,142,205	233,063
Restricted stock	438,226	410,000	—
Common stock warrants	262,132	255,210	—

	2,330,789	1,807,415	233,063

Reclassifications

        Certain amounts in Note 6, Income Taxes, were reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and we are required to adopt it on January 1, 2008. The application of SFAS 157 to certain items has been deferred and will be effective for fiscal years beginning after November 15, 2008 and interim periods with that year. Although we will continue to evaluate the application of SFAS 157, management does not currently believe adoption of this pronouncement will have a material impact on our results of operations or financial position.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007 and we are required to adopt it on January 1, 2008. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

        In June 2007, the Emerging Issues Task Force ("EITF") issued a consensus, EITF 07-3, Advance Payments for Research and Development Activities, which states that non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-3 is to be applied prospectively for new contractual arrangements entered into in fiscal years beginning after December 15, 2007. We do not expect that EITF 07-3 will result in a material change to our current accounting practice.

        In November 2007, the EITF issued a consensus, EITF 07-01, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property, which is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 is to be applied retrospectively for collaboration arrangements in fiscal years beginning after December 15, 2008. We currently do not have any such arrangements.

        In December 2007, the FASB issued SFAS 141(R), Business Combinations. This Statement replaces SFAS 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the potential impact of this Statement.

        In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the potential impact of this statement.

3. Stockholders' Equity

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

        Concurrent with the closing of our IPO, our Certificate of Incorporation was amended to authorize 10,000,000 shares of undesignated preferred stock, none of which were issued or outstanding at December 31, 2007. Our Board of Directors is authorized to fix the designation, powers, preferences, and rights of any such series.

2002 Private Placement

        In April 2002, we completed a private placement of 2,500,000 shares of common stock at a purchase price of $6.00 per share to Perseus-Soros BioPharmaceutical Fund, L.P. for an aggregate purchase price of $15.0 million, net of $100,000 in issuance costs, which resulted in net cash proceeds to us of approximately $14.9 million.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

3. Stockholders' Equity (Continued)

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

        In connection with the sale of Exchangeable Preferred, we entered into a Registration Rights Agreement between us and the purchasers of Exchangeable Preferred. Pursuant to this Registration Rights Agreement, beginning on March 4, 2007, the purchasers of Exchangeable Preferred became entitled to certain registration rights with respect to the shares of common stock that were issued upon exchange of the Exchangeable Preferred.

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

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

3. Stockholders' Equity (Continued)

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

2007 Common Stock Financing

        On February 2, 2007, we sold 9,000,000 shares of our common stock in an underwritten offering at a price of $6.00 per share (the "February 2007 Financing"). We received net proceeds from the offering of approximately $50.3 million, after deducting underwriting commissions of approximately $3.2 million and other offering expenses of approximately $503,000. The shares of common stock were sold under our shelf Registration Statement on Form S-3 (File No. 333-134965), declared effective by the SEC on July 10, 2006.

        Baker Brothers Life Sciences, L.P. and certain other affiliated funds (collectively "Baker") purchased 3,300,000 shares of common stock in the February 2007 Financing. As a result of such purchase, Baker held in excess of 15% of our outstanding common stock following the closing of the February 2007 Financing. In connection with the February 2007 Financing, Baker entered into a standstill agreement with the Company, agreeing not to pursue, for four years, certain activities the purpose or effect of which may be to change or influence control of the Company.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

3. Stockholders' Equity (Continued)

Common Stock Reserved for Future Issuance

        At December 31, 2007, we have reserved shares of common stock for future issuance as follows:

	Outstanding at December 31, 2007	Available for grant at December 31, 2007	Shares of Common Stock Reserved at December 31, 2007
1995 Stock Option Plan	353,528	—	353,528
2000 Stock Incentive Compensation Plan	4,986,121	1,383,687	6,369,808
2001 Employee Stock Purchase Plan	—	2,282,605	2,282,605
2002 Broad Based Equity Incentive Plan	415,781	443,231	859,012
2006 Inducement Award Plan	650,000	665,000	1,315,000

Total for Equity Incentive Plans	6,405,430	4,774,523	11,179,953

Stock Warrants

        In November 2003, in conjunction with the private placement of 5,172,412 shares of common stock to various purchasers, we issued warrants to purchase 1,706,893 shares of common stock at an exercise price of $3.14 per share with a life of four years. There were 748,187 and 958,706 of these warrants exercised during 2007 and 2006, respectively. As of December 31, 2007, none of these warrants remained outstanding.

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

        In connection with the acquisition of shares of our common stock by Baker in the February 2007 Financing, we amended the Stockholder Rights Plan to provide that Baker will be exempt from the Stockholder Rights Plan, unless Baker becomes, without the Company's prior consent, the beneficial owner of more than 20% of our common stock.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

3. Stockholders' Equity (Continued)

        Until the Rights become exercisable, the Rights will have no dilutive impact on our earnings per share data. The Rights are protected by customary anti-dilution provisions. As of December 31, 2007, no shares of Series A Junior Participating Preferred Stock were issued or outstanding.

4. Stock-Based Compensation Plans

Expense Information under SFAS 123R

        In accordance with the modified prospective transition method of SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"), stock-based compensation expense for the years ended December 31, 2007 and 2006 has been recognized in the accompanying Statements of Operations as follows:

	Year ended December 31,
	2007	2006
Research and development	$1,870,767	$660,274
Clinical manufacturing	180,592	113,066
Marketing, general and administrative	4,599,266	2,813,661

Total stock-based compensation expense	$6,650,625	$3,587,001

        We did not recognize a related tax benefit during the years ended December 31, 2007 and 2006, as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of December 31, 2007. No stock-based compensation expense was capitalized on our Balance Sheets as of December 31, 2007 and 2006.

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

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. Stock-Based Compensation Plans (Continued)

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

        In June 2006, our Board of Directors approved the Allos Therapeutics, Inc. 2006 Inducement Award Plan (the "2006 Plan"). Under the 2006 Plan, we are authorized to issue up to 1,500,000 shares of common stock pursuant to equity awards, including nonstatutory stock options, stock grant awards, stock purchase awards, stock unit awards and other forms of equity compensation. We may grant awards under the 2006 Plan only to persons not previously an employee or director of ours, or following a bona fide period of non-employment, as an inducement material to such individual's entering into employment with us and to provide incentives for such persons to exert maximum efforts for our success.

        The 1995, 2000, 2002 and 2006 Plans (the "Plans") provide for appropriate adjustments in the number of shares reserved and outstanding options in the event of certain changes to our outstanding common stock by reason of merger, recapitalization, stock split or other similar events. Options granted under the Plans may be exercised for a period of not more than 10 years from the date of grant or any shorter period as determined by our Board of Directors. Options vest as determined by the Board of Directors, generally over a period of two to four years, subject to acceleration under certain events. The exercise price of any incentive stock option granted under the Plans must equal or exceed the fair market value of our common stock on the date of grant, or 110% of the fair market value per share in the case of a 10% or greater stockholder.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. Stock-Based Compensation Plans (Continued)

        The following table summarizes our stock option activity and related information for the 1995, 2000, 2002 and 2006 Plans:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	3,873,448	$3.84	2,537,256	$3.76

Granted	602,764	2.37
Exercised	(352,081)	0.56
Canceled	(179,756)	4.69

Outstanding at December 31, 2005	3,944,375	$3.87	2,809,991	$4.20

Granted	2,660,343	2.93
Exercised	(413,680)	1.36
Canceled	(412,467)	4.15

Outstanding at December 31, 2006	5,778,571	$3.60	2,900,556	$4.27

Granted	2,731,574	6.53
Exercised	(1,156,471)	3.20
Canceled	(948,244)	5.31

Outstanding at December 31, 2007	6,405,430	$4.68	2,754,274	$3.80

        The following table summarizes information about options outstanding and exercisable as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$1.90—$2.55	914,848	5.1	$2.31	789,153	$2.31
$2.56—$2.95	805,435	8.2	2.75	430,559	2.78
$2.96—$3.13	402,250	8.1	3.12	183,499	3.10
$3.14—$3.24	794,800	7.9	3.15	394,702	3.15
$3.25—$5.62	724,307	5.6	4.92	456,988	4.82
$5.63—$5.84	414,000	7.2	5.72	100,000	5.74
$5.84—$6.16	618,201	7.8	5.90	115,701	6.07
$6.17—$7.46	726,667	7.3	6.35	186,667	6.65
$7.47—$8.04	907,917	9.1	7.47	—	—
$8.05—$13.75	97,005	3.9	9.50	97,005	9.50

	6,405,430	7.3	$4.68	2,754,274	$3.80

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. Stock-Based Compensation Plans (Continued)

        The following table summarizes information about outstanding stock options that are fully vested and currently exercisable, and outstanding stock options that are expected to vest in the future:

	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value
As of December 31, 2007:
Options fully vested and exercisable	2,754,274	5.1	$3.80	$7,230,827
Options expected to vest, including effects of expected forfeitures	3,169,916	8.9	$5.33	4,015,633

Options fully vested and expected to vest	5,924,190	7.2	$4.62	$11,246,460

        During the years ended December 31, 2007 and 2006, we granted stock options with a weighted-average grant-date fair value of $4.12 and $1.79 per share. Compensation expense related to our stock option plans was $5,899,387 and $3,048,523 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, the unrecorded stock-based compensation balance related to stock option awards was $5,991,942 and will be recognized over an estimated weighted-average amortization period of 1.4 years.

        The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our closing stock price of $6.29 as of December 31, 2007, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2007 was 2,470,602. The total intrinsic value of outstanding stock options as of December 31, 2007 was $11,784,334.

        The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $2,634,426, $1,104,117 and $553,447, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2007, 2006 and 2005 was $3,696,811, $561,097 and $197,513, respectively. We settle employee stock option exercises with newly issued common shares. No tax benefits were realized by us in connection with these exercises during the year ended December 31, 2007 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of December 31, 2007.

Valuation assumptions for stock options granted during the years ended December 31, 2007 and 2006

        For stock options granted during the years ended December 31, 2007 and 2006, the majority vest according to the following schedule: 25% of the shares subject to the award vest one year after the date of grant, and the remaining 75% of the shares subject to the award vest in equal monthly installments thereafter over the next three years, until all such shares are vested and exercisable. Stock-based compensation calculated according to SFAS 123R is expensed over the vesting period of the individual options in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans ("FIN 28"). The fair value of stock options granted to our employees during the years ended December 31, 2007 and 2006 was estimated on the

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. Stock-Based Compensation Plans (Continued)

date of each grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	2007	2006
Stock option plans:
Expected dividend yield	0%	0%
Expected stock price volatility	80%	81%
Risk free interest rate	4.7%	4.7%
Expected life (years)	4.3	3.9

        We used an expected dividend yield of 0%, as we do not expect to pay dividends during the expected life of these awards. The expected stock price volatility is determined using our historical stock volatility over the period equal to the expected life of each award. The risk-free interest rate is based on United States Treasury zero-coupon issues with a remaining term equal to the expected life of each award. During 2006 through the first quarter of 2007, the expected life was determined by factoring the different vesting periods of each award in combination with our employees' expected exercise behavior. In June 2007, we concluded that our historical share option exercise experience would not provide a reasonable basis upon which to estimate expected term going forward, given our relative stage of development and changes in our business given the termination of the EFAPROXYN development program. Beginning in the second quarter of 2007, the expected life of the stock options was estimated using peer data of companies in the life science industry with similar equity plans. As required by SFAS 123R, stock-based compensation expense is recognized net of estimated pre-vesting forfeitures, which results in recognition of expense on options that are ultimately expected to vest over the expected option term. Forfeitures were estimated using actual historical forfeiture experience.

Restricted Stock

        The following table summarizes activity and related information for our restricted stock awards:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2006	410,000	$3.14
Granted	105,000	6.08
Vested	(102,500)	3.14

Nonvested as of December 31, 2007	412,500	$3.89

        During the years ended December 31, 2007 and 2006, we granted 105,000 and 410,000 shares of restricted stock, respectively. We did not grant restricted stock during the year ended December 31, 2005. The shares of restricted stock vest in four equal annual installments from the date of grant. The grant-date fair value of shares granted during the years ended December 31, 2007 and 2006 was $638,400 and $1,286,300, respectively. The weighted-average grant-date fair value per share for restricted stock awards granted was based on the closing market price of the Company's common stock on the grant dates of the awards and was $6.08 and $3.14 for the years ended December 31, 2007 and 2006, respectively. The total fair value of shares vested during the year ended December 31, 2007 was

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. Stock-Based Compensation Plans (Continued)

approximately $643,025. During the years ended December 31, 2007 and 2006, we recorded stock-based compensation related to restricted stock awards of $689,754 and $502,514, respectively. As of December 31, 2007, the unrecorded stock-based compensation balance related to restricted stock awards was $695,779 and will be recognized over an estimated weighted-average amortization period of 1.5 years.

Employee Stock Purchase Plan

        On February 28, 2001, our Board of Directors approved the Allos Therapeutics, Inc. 2001 Employee Stock Purchase Plan ("Purchase Plan"), which was also approved by our stockholders on April 17, 2001. Under the Purchase Plan, we are authorized to issue up to 2,500,000 shares of common stock to qualified employees. Qualified employees can choose to have up to 10% of their annual base earnings withheld to purchase shares of our common stock during each offering period. The purchase price of the common stock is 85% percent of the lower of the fair market value of a share of common stock on the first day of the offering or the fair market value of a share of common stock on the last day of the purchase period. We sold 41,148, 44,319 and 26,675 shares to employees in 2007, 2006 and 2005, respectively. There were 2,282,605 shares available for sale under the Purchase Plan as of December 31, 2007. The Purchase Plan will terminate on February 27, 2011. Compensation expense related to our Purchase Plan was $61,484 and $35,964 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there was no unrecorded deferred stock-based compensation balance related to the Purchase Plan. The weighted-average estimated grant date fair value of purchase awards under the Purchase Plan during the years ended December 31, 2007 and 2006 was $1.42 and $0.96 per share.

        The fair value of purchase awards granted to our employees during the years ended December 31, 2007 and 2006 was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions:

	2007	2006
Stock purchase plan:
Expected dividend yield	0%	0%
Expected stock price volatility	55%	46%
Risk free interest rate	4.9%	4.7%
Expected life (years)	0.9	1.0

Expense Information for 2005

        During the year ended December 31, 2005, we recorded stock-based compensation expense of approximately $476,000 and $2,000 in marketing, general and administrative expenses and research and development expenses, respectively. The $476,000 of stock-based compensation expense recorded in marketing, general and administrative expenses is primarily due to an amendment in May 2005 of the terms surrounding the exercise period for certain options that were granted to our Chairman of the Board of Directors during 2000 (see Note 9).

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. Stock-Based Compensation Plans (Continued)

Pro forma SFAS 123 Information

        Prior to the adoption of SFAS 123R, we provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures. The following table illustrates the pro forma effect on net loss attributable to common stockholders and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the year ended December 31, 2005:

2005
Net loss attributable to common stockholders—as reported	$(20,760,077)
Add: Stock-based employee compensation expense included in reported net loss	477,860
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(1,737,894)

Pro forma net loss attributable to common stockholders	$(22,020,111)

Net loss per share: basic and diluted—as reported	$(0.45)

Net loss per share: basic and diluted—pro forma	$(0.48)

        The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under our stock option plans during the year ended December 31, 2005 was $1.42 per share. The weighted average estimated grant date fair value of purchase awards under the Purchase Plan during the year ended December 31, 2005 was $0.84. The estimated grant date fair values were calculated using the Black-Scholes option-pricing model.

        The following assumptions are included in the estimated grant date fair value calculations for our stock option and employee stock purchase awards for the year ended December 31, 2005:

2005
Stock option plans:
Expected dividend yield	0%
Expected stock price volatility	78%-85%
Risk free interest rate	2.3%-4.5%
Expected life (years)	4.0-5.0
Stock purchase plan:
Expected dividend yield	0%
Expected stock price volatility	35%-69%
Risk free interest rate	1.6%-3.8%
Expected life (years)	2.0

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

5. Restructuring and Separation Costs

        In January 2005, we executed agreements to sublease approximately three-quarters of the 12,708 square feet of excess space in our corporate offices located in Westminster, Colorado. The term of each sublease agreement is through the term of our office lease, or October 31, 2008. The total rental payments to us under the terms of the sublease agreements approximate $230,000. In the year ended December 31, 2005, we recorded a lease abandonment charge of $380,085 as our obligations under our primary lease were in excess of the sum of the actual and expected sublease rental payments for this excess space. As of December 31, 2007, the amount remaining in accrued restructuring and separation costs relating to this lease abandonment charge was $38,732.

        In January 2006, Michael E. Hart notified our Board of Directors of his intent to resign from his positions as President, Chief Executive Officer and Chief Financial Officer of the Company once a successor Chief Executive Officer was appointed. On March 3, 2006, we entered into a separation agreement with Mr. Hart to provide certain incentives for his continued employment with the Company while we conducted our search for his successor. On March 9, 2006, we appointed Paul L. Berns as our President, Chief Executive Officer and a member of the Board of Directors and Mr. Hart resigned from his positions in accordance with the terms of the separation agreement. The separation agreement with Mr. Hart was amended on March 9, 2006 and on May 10, 2006 (as so amended, the "Separation Agreement").

        We recorded separation costs of $645,666 during the year ended December 31, 2006 relating to our estimate of our total obligations under the Separation Agreement with Mr. Hart. During the years ended December 31, 2007 and 2006, we made payments to Mr. Hart under the Separation Agreement of $320,458 and $325,208, respectively. As of December 31, 2007, there was no remaining liability relating to the Separation Agreement with Mr. Hart.

6. Income Taxes

        We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the periods from December 31, 1993 through December 31, 2007, the tax periods which remain subject to examination by major tax jurisdictions as of December 31, 2007.

        We may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically with no material impact to our financial results. In the event we receive an assessment for interest and/or penalties, it would be classified in the financial statements as income tax expense.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

6. Income Taxes (Continued)

        The income tax benefit computed using our net loss and the federal statutory income tax rate differs from our actual income tax benefit of $0, primarily due to the following for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Federal income tax benefit at 35%	$(13,779,360)	$(10,574,400)	$(7,047,800)
State income tax, net of federal benefit	974,838	(813,900)	(577,100)
Stock-based compensation	1,160,681	275,600	6,600
Research and development and orphan drug credits	(3,311,029)	(1,355,693)	(756,264)
Research and development and orphan drug credits to expire related to Section 382 limitation	5,880,410	—	—
Net operating losses to expire related to Section 382 limitation	23,086,377	—	—
Change in valuation allowance	(14,161,720)	12,496,693	8,369,764
Other	149,803	(28,300)	4,800

Benefit for income taxes	$—	$—	$—

        The components of our deferred tax assets as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$48,354,464	$63,856,500
Amortization of intangibles	943,154	16,505
Research and development and orphan drug credit carryforwards	7,195,874	9,047,583
Stock-based compensation	2,989,285	764,027
Other	320,786	280,668

Total deferred tax assets	59,803,563	73,965,283
Valuation allowance	(59,803,563)	(73,965,283)

Net deferred tax assets	$—	$—

        Our deferred tax assets represent an unrecognized future tax benefit. A valuation allowance has been established for the entire tax benefit as we believe that it is more likely than not that such assets will not be realized.

        As of December 31, 2007, we had available approximately $130.6 million of net operating loss ("NOL") carryforwards, after taking into consideration NOLs expected to expire unused due to the limitations under Section 382 of the Internal Revenue Code, and which includes approximately $3.4 million of deductions related to stock-based compensation that are not realized as deferred tax assets until current taxes payable can be reduced. These NOL carryforwards will expire beginning in 2009. In addition, we had research and development credit and orphan drug credit carryforwards, after taking into consideration the Section 382 limitation, of $2.3 million and $4.9 million, respectively, as of December 31, 2007, to offset future regular and alternative tax expense. Since the Company's formation, it has raised capital through the issuance of capital stock on several occasions which, combined with shareholders' subsequent disposition of those shares, has resulted in four changes of

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

6. Income Taxes (Continued)

control in 1994, 1998, 2001 and 2005, as defined by Section 382. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% within a three-year period. As a result of the most recent ownership change in 2005, utilization of our NOLs generated prior to the latest change are subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change in control by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $2.2 million. Additionally, we have a recognized built-in gain that will increase the annual limitation by $3.3 million for each of the five years after the 2005 ownership change. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of the Company's net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change.

        Subsequent ownership changes, as defined in Section 382, could further limit the amount of our NOL carryforwards and research and development credits that can be utilized annually to offset future taxable income.

7. Employee Benefit Plan

        We maintain a defined contribution plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. From January 1, 1999 through December 31, 2006, we provided a 50% match of employees' contributions up to $2,000 per employee per year. Effective January 1, 2007, we provided a 50% match of employees' contributions up to $5,000 per employee per year. We made total contributions of $241,227, $105,675 and $98,276 during the years ended December 31, 2007, 2006 and 2005, respectively. Company contributions are fully vested after four years of employment.

8. Commitments and Contingencies

Lease Commitments

        We lease offices and research and development facilities, as well as certain office and lab equipment under agreements that expire at various dates through 2010. Total rent expense for the years ended December 31, 2007, 2006 and 2005 and the cumulative period from inception through December 31, 2007 was $686,606, $586,010, $619,581 and $5,063,783, respectively. See Note 5 for a discussion of our subleases which terminate October 31, 2008. As of December 31, 2007, remaining payments under these subleases approximate $60,630.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies (Continued)

        The aggregate future minimum rental commitments as of December 31, 2007, net of sublease payments, for non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year Ending December 31:
2008	$657,014
2009	67,642
2010	5,651
2011 and thereafter	—

Total	$730,307

Royalty and License Fee Commitments

        On January 14, 1994, we entered into a license agreement with the Center for Innovative Technology, or CIT, under which we obtained exclusive worldwide rights to a portfolio of patents related to allosteric hemoglobin modifier compounds, including EFAPROXYN, and their uses. In exchange for the license agreement, we paid CIT $50,000 in cash and issued 248,000 shares of our common stock valued at $0.16 per share. This license agreement was assigned by CIT to the Virginia Commonwealth University Intellectual Property Foundation, or VCUIPF, on July 28, 1997. Under the terms of the license agreement, we have the right to grant sublicenses, for which we must also pay royalties to VCUIPF for products produced by the sublicensees. Also, pursuant to the license agreement, we will pay VCUIPF a running royalty of 1% to 1.25% of our worldwide net revenue arising from the sale, lease or other commercialization of the allosteric hemoglobin modifier compounds. This license agreement terminates on the date the last United States patent licensed to us under the agreement expires, which is currently October 2016, but could be later depending on possible patent term extensions. Quarterly royalty payments are due within 60 days from the end of each calendar quarter. As of December 31, 2007, no royalty payments have been incurred.

        In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to PDX (pralatrexate) and its uses. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and are also required to make certain additional cash payments based upon the achievement of certain clinical development or regulatory milestones or the passage of certain time periods. To date, we have made aggregate milestone payments of $2.0 million based on the passage of time. In the future, we could make aggregate milestone payments of $1.0 million upon the earlier of achievement of a clinical development milestone or the passage of certain time periods (the "Clinical Milestone"), and up to $10.3 million upon achievement of certain regulatory milestones, including regulatory approval to market PDX in the United States or Europe. The next scheduled payments toward the Clinical Milestone of $500,000 each are currently due on December 23, 2008 and 2009. The up-front license fee and all milestone payments under the agreement have been or will be recorded to research and development expense when incurred. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies (Continued)

net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.

        In December 2004, we entered into an agreement with the University of Colorado Health Sciences Center, the University of Salford and Cancer Research Technology ("CRT"), under which we obtained exclusive worldwide rights to certain intellectual property surrounding a proprietary molecule known as RH1. Under the terms of the agreement, we paid an up-front license fee of $190,500 upon execution of the agreement and are also required to make certain additional cash payments based upon the achievement of certain clinical development, regulatory and commercialization milestones. We could make aggregate milestone payments of up to $9.2 million upon the achievement of the clinical development, regulatory and commercialization milestones set forth in the agreement. The up-front license fee and all milestone payments under the agreement, as well as the one-time data option fee discussed below, have been or will be recorded to research and development expense when incurred. Under the terms of the agreement and related data option agreement, we paid the licensors a one-time data option fee of $360,000 in 2007, for an exclusive license to the results of a Phase 1 study sponsored by Cancer Research UK, CRT's parent institution. This Phase 1 study was completed in 2007 and, under the terms of the agreement, we have since assumed responsibility for all future development costs and activities and have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.

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

        On November 20, 2005, the plaintiff appealed the District Court's decision to the U.S. Court of Appeals for the Tenth Circuit (the "Court of Appeals"). On February 6, 2008, the parties signed a stipulation of settlement, settling the case for $2,000,000. Neither we nor our former officer admits any liability in connection with the settlement. The Court of Appeals accordingly has remanded the case to the District Court for consideration of the settlement. The settlement is subject to various conditions, including without limitation approval of the District Court. We expect that the amount of the settlement in excess of our deductible will be covered by our insurance carrier. In the event the settlement does not become final, we intend to vigorously defend against the plaintiff's appeal. If the Court of Appeals then were to reverse the District Court's decision and we were not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims were successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business. As of December 31,

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies (Continued)

2007, we have recorded $2,000,000 in accrued litigation settlement costs, which represents our best estimate of the potential gross amount of the settlement costs to be paid to the plaintiffs, and $1,759,000 in prepaid expenses and other assets, which represents the amount we expect to be reimbursed from our insurance carrier. The net difference of $241,000 between these amounts represents the remaining unpaid deductible under our insurance policy, and this amount was recorded to marketing, general and administrative expenses during the year ended December 31, 2006.

        We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners, contractors, clinical sites and suppliers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or the use of our product candidates. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The estimated fair value of the indemnification provisions of these agreements is minimal as of December 31, 2007, and accordingly, we have no corresponding liabilities recorded as of December 31, 2007.

9. Related Party Transactions

Dr. Donald Abraham

        In January 2001, we entered into a consulting agreement for scientific advisory services with Dr. Donald Abraham, a director of the Company from 1994 through May 10, 2004. Under the one-year agreement, which was renewable upon mutual consent, we paid Dr. Abraham consulting fees of $2,000 per month. In March 2002, this contract was terminated. Effective July 1, 2003, we entered into another one-year consulting agreement, under which we paid Dr. Abraham consulting fees of $5,000 per month. Starting in June 2004, this agreement was renewed each year for successive one-year terms through June 30, 2007. The agreement was not renewed after June 30, 2007. For the years ended December 31, 2007, 2006, 2005 and the cumulative period from inception through December 31, 2007, we paid Dr. Abraham consulting fees of $30,000, $60,000, $60,000 and $288,000, respectively.

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

        Pursuant to the Consulting Agreement, Dr. Hoffman served us as non-executive Chairman of the Board and was required to provide consulting services as requested by us from time to time. The Consulting Agreement provided for an annual consulting fee of $150,000, paid monthly, so long as Dr. Hoffman provided consulting services in accordance with the agreement. For the years ended December 31, 2007, 2006, and 2005, we paid Dr. Hoffman consulting fees of $0, $0 and $20,800, respectively. The Consulting Agreement also provided for a minimum guaranteed incentive payment of

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

9. Related Party Transactions (Continued)

$45,000 per year payable to Dr. Hoffman for each full year of consulting services provided under the agreement. We paid Dr. Hoffman incentive compensation payments in 2007, 2006 and 2005 of $0, $0 and $45,000, respectively.

        According to the Consulting Agreement, Dr. Hoffman's then-outstanding options continued to vest through the end of the term of the agreement, or February 28, 2005. We have accounted for these stock options using variable accounting as prescribed by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and we recorded a recovery of non-cash stock-based compensation of $2,488 and $170,118 during 2004 and 2005 and stock-based compensation of $173,963 during 2003, respectively. Stock options granted to Dr. Hoffman in 2007, 2006 and 2005 related to Board of Director services.

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

Dr. Marvin Jaffe, M.D.

        Dr. Marvin E. Jaffe served as a member of our Board of Directors from 1994 to May 10, 2006. On March 11, 2006, Dr. Jaffe tendered his resignation as a director of the Company effective immediately prior to our 2006 annual meeting of stockholders and notified the Board that he did not intend to stand for reelection. As a result of Dr. Jaffe's resignation as a director, on May 10, 2006, we entered into a consulting agreement with Dr. Jaffe in order to allow us to retain the benefit of Dr. Jaffe's knowledge and expertise regarding the Company's business and the potential clinical development and commercialization strategies for our products (the "Jaffe Consulting Agreement"). Pursuant to the Jaffe Consulting Agreement, Dr. Jaffe has agreed to provide up to 10 hours of consulting service per month as and when requested from time to time by the Company. In connection with the performance of his consulting services, we granted Dr. Jaffe a nonqualified stock option under the Company's 2000 Stock Incentive Compensation Plan to purchase 20,000 shares of common stock at an exercise price equal to $2.94 per share, which equals the closing sale price of a share of our common stock on the effective date of the Jaffe Consulting Agreement (as reported by the Nasdaq National Market). This option is subject to the terms and conditions of the 2000 Stock Incentive Compensation Plan and vests in eighteen equal monthly installments commencing July 1, 2006. Dr. Jaffe is not entitled to any additional compensation or benefits in connection with the performance of his consulting services. The Jaffe Consulting Agreement terminated on December 31, 2007.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

9. Related Party Transactions (Continued)

Michael E. Hart

        Pursuant to the Separation Agreement with Mr. Hart (as discussed in Note 5) and as a result of Mr. Hart's resignation as a director, on May 10, 2006, we entered into a consulting agreement with Mr. Hart in order to allow us to retain the benefit of Mr. Hart's historical knowledge regarding the Company's operations and corporate development strategies (the "Hart Consulting Agreement"). Pursuant to the Hart Consulting Agreement, Mr. Hart has agreed to provide an average of at least 10 hours of consulting services per month as and when requested from time to time by the Company. Mr. Hart is not entitled to any compensation or benefits in connection with the performance of his consulting services, except for those payments and benefits being provided to him under the Separation Agreement. The Hart Consulting Agreement terminated on December 31, 2007.

10. Quarterly Information (Unaudited)

        The results of operations on a quarterly basis for the years ended December 31, 2007 and 2006 were as follows:

	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Operating expenses:
Research and development	$3,289,428	$4,360,787	$4,394,726	$5,399,379	$3,439,830	$3,320,667	$4,210,051	$3,352,053
Clinical manufacturing	1,147,304	1,384,804	1,506,255	1,509,048	561,573	390,866	485,855	845,613
Marketing, general and administrative	4,747,596	5,514,923	4,240,704	5,168,791	2,925,798	3,738,720	3,895,094	4,316,661
Restructuring and separation costs	—	—	—	—	645,666	—	—	—

Total operating expenses	9,184,328	11,260,514	10,141,685	12,077,218	7,572,867	7,450,253	8,591,000	8,514,327
Loss from operations	(9,184,328)	(11,260,514)	(10,141,685)	(12,077,218)	(7,572,867)	(7,450,253)	(8,591,000)	(8,514,327)
Interest and other income, net	773,464	909,140	843,542	768,000	503,952	487,900	479,685	444,440

Net loss	$(8,410,864)	$(10,351,374)	$(9,298,143)	$(11,309,218)	$(7,068,915)	$(6,962,353)	$(8,111,315)	$(8,069,887)

Net loss per share: basic and diluted	$(0.14)	$(0.16)	$(0.14)	$(0.17)	$(0.13)	$(0.13)	$(0.15)	$(0.14)

Weighted average shares: basic and diluted	62,151,400	65,645,678	66,042,023	66,855,484	55,079,180	55,102,627	55,196,369	55,813,346

EXHIBIT INDEX

		Incorporated by Reference
					Filed Herewith
Exhibit No.	Description	Form	Filing Date	Number
3.01	Amended and Restated Certificate of Incorporation.	10-Q	8/7/2006	3.01
3.02	Certificate of Designation of Series A Junior Participating Preferred Stock.	10-Q	8/7/2006	3.02
3.03	Certificate of Amendment to Restated Certificate of Incorporation.	10-Q	8/7/2006	3.03
3.04	Amended and Restated Bylaws of Allos Therapeutics, Inc.	8-K	6/25/2007	3.04
4.01	Form of Common Stock Certificate.	S-1/A	3/17/2000	4.01
4.02	Reference is made to Exhibits 3.01, 3.02, 3.03 and 3.04.
4.03	Rights Agreement dated May 6, 2003 between Allos and Mellon Investor Services LLC.	8-K	5/9/2003	99.2
4.04	Form of Rights Certificate.	8-K	5/9/2003	99.3
4.05	Amendment to Rights Agreement dated March 4, 2005 between Allos and Mellon Investor Services LLC.	8-K	3/4/2005	4.06
4.06	Amendment to Rights Agreement dated January 29, 2007 between Allos and Mellon Investor Services LLC.	8-K	1/30/2007	4.1
10.01†	Form of Amended and Restated Indemnity Agreement between Allos and each of its directors and officers.	8-K	6/25/2007	10.01
10.02†	1995 Stock Option Plan, as amended.	S-1	1/26/2000	10.11
10.3†	2000 Stock Incentive Compensation Plan, as amended.	8-K	12/22/2005	10.1
10.3.1†	Form of Incentive Stock Option Letter Agreement under 2000 Stock Incentive Compensation Plan.	8-K	2/11/2005	99.1
10.3.2†	Form of Nonqualified Stock Option Letter Agreement under 2000 Stock Incentive Compensation Plan.	8-K	2/11/2005	99.2
10.3.3†	Form of Nonqualified Stock Option Letter Agreement for Non-Employee Directors under 2000 Stock Incentive Compensation Plan.	8-K	2/24/2006	10.1
10.4†	2001 Employee Stock Purchase Plan and form of Offering.	10-K	3/7/2001	10.26
10.4.1†	2001 Employee Stock Purchase Plan Offering (Series Beginning July 1, 2007).	8-K	6/25/2007	10.12.1
10.5*	Office Lease dated April 4, 2001 between Allos and Catellus Development Corporation.	10-Q	8/14/2001	10.27
10.5.1*	Amended and Restated Second Amendment to Lease dated December 9, 2002 between Allos and Catellus Development Corporation.	10-K	3/28/2003	10.27.1
10.5.2*	Third Amendment to Lease dated November 28, 2003 between Allos and Catellus Development Corporation.	10-K	3/5/2004	10.27.2
10.6†	2002 Broad Based Equity Incentive Plan.	S-8	1/16/2002	99.1

10.6.1†	Form of Stock Option Grant Notice under 2002 Broad Based Equity Incentive Plan.	10-K	3/16/2005	10.14.1
10.6.2†	Form of Stock Option Agreement under 2002 Broad Based Equity Incentive Plan.	10-K	3/16/2005	10.14.2
10.7	Securities Purchase Agreement dated March 2, 2005 between Allos and the Investors listed on the signature pages thereto.	8-K/A	3/10/2005	10.41
10.8	Registration Rights Agreement dated March 4, 2005 between Allos and the Investors listed on Schedule I thereto.	8-K/A	3/10/2005	10.42
10.9	Letter Agreement dated March 4, 2005 among Allos, Warburg Pincus Private Equity VIII, L.P., Warburg Pincus & Co. and Warburg Pincus LLC.	8-K	3/4/2005	10.43
10.10†	Separation Agreement dated March 1, 2006 between Allos and Michael E. Hart.	8-K	3/6/2006	10.1
10.10.1†	First Amendment to Separation Agreement dated March 9, 2006 between Allos and Michael E. Hart.	8-K	3/14/2006	10.3
10.10.2†	Second Amendment to Separation Agreement dated May 10, 2006 between Allos and Michael E. Hart.	8-K	5/16/2006	10.1
10.11†	Nonqualified Stock Option Letter Agreement dated March 3, 2006 between Allos and Michael E. Hart.	8-K	3/6/2006	10.2
10.12†	Summary of Compensation Arrangements for Non-Employee Directors.	10-Q	8/7/2007	10.32
10.13†	Restricted Stock Award Agreement dated March 9, 2006 between Allos and Paul L. Berns.	8-K	3/14/2006	10.2
10.14†	Consultant Agreement effective May 10, 2006 between Allos and Michael E. Hart.	8-K	5/16/2006	10.2
10.15†	Consultant Agreement effective May 10, 2006 between Allos and Marvin E. Jaffe, M.D.	8-K	5/16/2006	10.3
10.16†	2006 Inducement Award Plan, including forms of Stock Option Grant Notice with Stock Option Agreement and Restricted Stock Grant Notice with Restricted Stock Grant Agreement.	8-K	6/6/2006	10.1
10.17	Letter agreement dated January 28, 2007 among Allos, Baker Bros. Investments, L.P., Baker Bros. Investments II, L.P., Baker/Tisch Investments, L.P., Baker Biotech Fund I, L.P., 14159, L.P. and Baker Brothers Life Sciences, L.P.	8-K	1/30/2007	10.1
10.18*	License Agreement for 10-Propargyl-10-Deazaaminopterin "PDX" dated December 23, 2002 and amended May 9, 2006 between Allos and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	10-Q	8/7/2007	10.45

10.18.1+
	Second Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin "PDX" dated November 6, 2007 between Allos and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	X
10.19†	Corporate Bonus Plan, as amended and restated effective December 11, 2007.	X
10.20†	Amended and Restated Employment Agreement, effective December 13, 2007, between Allos and Paul L. Berns.	X
10.21†	Amended and Restated Employment Agreement, effective December 13, 2007, between Allos and Pablo J. Cagnoni, M.D.	X
10.22†	Amended and Restated Employment Agreement, effective December 13, 2007, between Allos and James V. Caruso.	X
10.23†	Amended and Restated Employment Agreement, effective December 13, 2007, between Allos and Marc H. Graboyes.	X
10.24†	Letter agreement, effective January 22, 2008, between Allos and Bruce K. Bennett.	X
23.01	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X
24.01	Power of Attorney (included on signature page hereto).	X
31.01	Rule 13a-14(a)/15d-14(a) Certification.	X
31.02	Rule 13a-14(a)/15d-14(a) Certification.	X
32.01#	Section 1350 Certification.	X

†
Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

*
Indicates confidential treatment has been granted with respect to specific portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission ("SEC") pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

+
Indicates confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

#
The certifications attached as Exhibit 32.01 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Allos Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.