Form 10-Q
period 2008-03-31
ALLOS THERAPEUTICS INC
filed 2008-05-07
CIK 1097264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 1, 2008, there were 68,115,616 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ALLOS THERAPEUTICS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I. Financial Information		3
ITEM 1.	Financial Statements (unaudited)	3
	Balance Sheets — as of March 31, 2008 and December 31, 2007	3
	Statements of Operations — for the three months ended March 31, 2008 and 2007 and the cumulative period from September 1, 1992 (date of inception) through March 31, 2008	4
	Statements of Cash Flows — for the three months ended March 31, 2008 and 2007 and the cumulative period from September 1, 1992 (date of inception) through March 31, 2008	5
	Notes to Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	19
ITEM 4.	Controls and Procedures	19
PART II. Other Information		20
ITEM 1.	Legal Proceedings	20
ITEM 1A.	Risk Factors	20
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
ITEM 3.	Defaults Upon Senior Securities	35
ITEM 4.	Submission of Matters to a Vote of Security Holders	35
ITEM 5.	Other Information	35
ITEM 6.	Exhibits	35
SIGNATURES		36

NOTE:

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.
BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$12,932,317	$15,919,664
Restricted cash	183,334	183,334
Investments in marketable securities	37,581,559	41,836,566
Prepaid research and development expenses	807,350	524,704
Prepaid expenses and other assets	2,430,936	2,374,471
Total current assets	53,935,496	60,838,739
Property and equipment, net	604,639	621,451
Total assets	$54,540,135	$61,460,190
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,658,110	$1,191,849
Accrued liabilities	7,914,012	7,689,338
Total current liabilities	9,572,122	8,881,187
Commitments and contingencies (See Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2008 and December 31, 2007; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,000,000 shares designated from authorized preferred stock at March 31, 2008 and December 31, 2007; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at March 31, 2008 and December 31, 2007; 68,075,978 and 67,641,943 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	68,076	67,642
Additional paid-in capital	304,835,511	300,440,336
Deficit accumulated during the development stage	(259,935,574)	(247,928,975)
Total stockholders’ equity	44,968,013	52,579,003
Total liabilities and stockholders’ equity	$54,540,135	$61,460,190

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Cumulative Period from September 1, 1992 (date of inception) through March 31,
	2008	2007	2008

Operating expenses:
Research and development	$5,973,612	$3,289,428	$131,273,484
Clinical manufacturing	1,586,558	1,147,304	36,198,664
Marketing, general and administrative	5,011,364	4,747,596	107,841,905
Restructuring and separation costs	—	—	1,663,821
Total operating expenses	12,571,534	9,184,328	276,977,874
Loss from operations	(12,571,534)	(9,184,328)	(276,977,874)
Gain on settlement claims	—	—	5,110,083
Interest and other income, net	564,935	773,464	22,168,681
Net loss	(12,006,599)	(8,410,864)	(249,699,110)
Dividend related to beneficial conversion feature of preferred stock	—	—	(10,236,464)
Net loss attributable to common stockholders	$(12,006,599)	$(8,410,864)	$(259,935,574)
Net loss per share: basic and diluted	$(0.18)	$(0.14)
Weighted average shares outstanding: basic and diluted	67,266,819	62,151,400

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,		Cumulative Period from September 1, 1992 (date of inception) through
	2008	2007	March 31, 2008
Cash Flows From Operating Activities:
Net loss	$(12,006,599)	$(8,410,864)	$(249,699,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,336	84,037	3,551,645
Stock-based compensation expense	2,114,511	1,303,380	34,396,230
Write-off of long-term investment	—	—	1,000,000
Other	—	—	99,121
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(339,110)	65,683	(3,228,285)
Interest receivable on investments	105,879	(123,605)	(559,430)
Accounts payable	466,261	460,709	1,658,110
Accrued liabilities	224,674	(1,254,337)	7,914,012
Net cash used in operating activities	(9,331,048)	(7,874,997)	(204,867,707)
Cash Flows From Investing Activities:
Acquisition of property and equipment	(86,524)	(82,740)	(3,902,278)
Purchases of marketable securities	(27,050,872)	(39,928,440)	(542,709,098)
Proceeds from sales of marketable securities	31,200,000	19,600,000	505,686,969
Purchase of long-term investment	—	—	(1,000,000)
Payments received on notes receivable	—	—	49,687
Net cash provided by (used in) investing activities	4,062,604	(20,411,180)	(41,874,720)
Cash Flows From Financing Activities:
Principal payments under capital leases	—	—	(422,088)
Proceeds from sales leaseback	—	—	120,492
Pledge of restricted cash	—	—	(183,334)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	89,125,640
Proceeds from issuance of common stock associated with stock options, stock warrants and employee stock purchase plan	2,281,097	235,028	11,882,215
Proceeds from issuance of common stock, net of issuance costs	—	50,322,214	159,151,819
Net cash provided by financing activities	2,281,097	50,557,242	259,674,744
Net (decrease) increase in cash and cash equivalents	(2,987,347)	22,271,065	12,932,317
Cash and cash equivalents, beginning of period	15,919,664	10,070,526	—
Cash and cash equivalents, end of period	$12,932,317	$32,341,591	$12,932,317
Supplemental Schedule of Cash and Non-cash Operating and Financing Activities:
Cash paid for interest	$—	$—	$1,033,375
Issuance of stock in exchange for license agreement	—	—	40,000
Capital lease obligations incurred for acquisition of property and equipment	—	—	422,088
Issuance of stock in exchange for notes receivable	—	—	139,687
Conversion of preferred stock to common stock	—	—	89,125,640

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.                 Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2007 for a broader discussion of our business and the opportunities and risks inherent in such business.

Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations.  Our activities have consisted primarily of developing products, licensing products, raising capital and recruiting personnel.  Accordingly, we are considered to be in the development stage as of March 31, 2008, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

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

As of March 31, 2008, we had $50.5 million in cash, cash equivalents and investments in marketable securities.  Based upon the current status of our product development plans, we believe that our cash, cash equivalents, and investments in marketable securities as of March 31, 2008 should be adequate to support our operations through at least the first quarter of 2009, although there can be no assurance that this can, in fact, be accomplished. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

2.                 Prepaid Expenses and Other Assets

Prepaid expenses and other assets are comprised of the following:

	March 31, 2008	December 31, 2007
Prepaid expenses and other assets	$665,936	$615,471
Receivable related to pending litigation settlement (see Note 6)	1,765,000	1,759,000
	$2,430,936	$2,374,471

3.                 Accrued Liabilities

Accrued liabilities are comprised of the following:

	March 31, 2008	December 31, 2007
Accrued research and development expenses	$2,270,273	$1,571,975
Accrued litigation settlement costs (see Note 6)	2,000,000	2,000,000
Accrued personnel costs	1,335,356	2,122,805
Accrued clinical manufacturing expenses	1,250,049	1,259,799
Accrued expenses—other	1,031,425	696,027
Accrued restructuring and separation costs	26,909	38,732
	$7,914,012	$7,689,338

4.                 Stock-Based Compensation

In accordance with the modified prospective transition method of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), stock-based compensation expense for the three months ended March  31, 2008 and 2007 has been recognized in the accompanying Statements of Operations as follows:

	Three Months Ended March 31,
	2008	2007
Research and development	$675,787	$264,300
Clinical manufacturing	103,230	36,018
Marketing, general and administrative	1,335,494	1,003,062
Total stock-based compensation expense	$2,114,511	$1,303,380

We did not recognize a related tax benefit during the three months ended March 31, 2008 and 2007, as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of March 31, 2008.  SFAS 123R did not impact our net cash flows from operating, investing or financing activities for the three months ended March 31, 2008 and 2007.  No stock-based compensation expense was capitalized on our Balance Sheet as of March 31, 2008 and December 31, 2007.

The following table summarizes activity and related information for stock option awards granted under our equity incentive plans:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	6,405,430	$4.68	2,754,274	$3.80
Granted	1,693,812	6.17
Exercised	(434,035)	5.26
Canceled	(142,684)	6.60
Outstanding at March 31, 2008	7,522,523	$4.95	2,829,721	$3.89

During the three months ended March 31, 2008, we granted 1,693,812 stock options with a weighted-average grant-date fair value of $3.94 per share.  As of March 31, 2008, the unrecorded stock-based compensation balance related to stock option awards was $10,165,904 and will be recognized over an estimated weighted-average amortization period of 1.5 years.

The following table summarizes information about outstanding stock options that are fully vested and currently exercisable, and outstanding stock options that are expected to vest in the future:

	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value
As of March 31, 2008:
Options fully vested and exercisable	2,829,721	6.5	$3.89	$6,845,585
Options expected to vest, including effects of expected forfeitures	4,061,309	9.1	$5.56	3,175,640
Options fully vested and expected to vest	6,891,030	8.0	$4.88	$10,021,225

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our closing stock price of $6.08 as of March 31, 2008, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.  The total number of in-the-money options exercisable as of March 31, 2008 was 2,309,020.

The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $728,260 and $448,547, respectively, determined as of the date of option exercise.  We settle employee stock option exercises with newly issued common shares.  No tax benefits were realized by us in connection with these exercises during the three months ended March 31, 2008 and 2007 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of March 31, 2008.

The following table summarizes activity and related information for restricted stock awards granted under our equity incentive plans:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2007	412,500	$3.89
Granted	—	—
Vested	(101,250)	3.90
Nonvested at March 31, 2008	311,250	$3.88

The shares of restricted stock vest in four equal annual installments from the date of grant.  During the three months ended March 31, 2008 and 2007, we recorded stock-based compensation related to restricted stock awards of $147,499 and $178,057, respectively.  As of March 31, 2008, the unrecorded stock-based compensation balance related to restricted stock awards was $552,310 and will be recognized over an estimated weighted-average amortization period of 1.4 years.

5.                 Net Loss Per Share

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

Diluted net loss per share is the same as basic net loss per share for all periods presented because any potential dilutive common shares were anti-dilutive due to our net loss (as including such shares would decrease our basic net loss per share). Potential dilutive common shares that would have been included in the calculation of diluted earnings per share if we had net income are as follows:

	Three Months Ended March 31,
	2008	2007
Common stock options	1,953,517	2,543,049
Restricted stock	384,478	440,000
Common stock warrants	—	382,877
	2,337,995	3,365,926

6.                 Commitments and Contingencies

Royalty and License Fee Commitments for PDX

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to PDX (pralatrexate) and its uses. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and are also required to make certain additional cash payments based upon the achievement of certain clinical development or regulatory milestones or the passage of certain time periods. To date, we have made aggregate milestone payments of $2.0 million based on the passage of time. In the future, we could make aggregate milestone payments of $1.0 million upon the earlier of achievement of a clinical development milestone or the passage of certain time periods (the “Clinical Milestone”), and up to $10.3 million upon achievement of certain regulatory milestones, including regulatory approval to market PDX in the United States or Europe. The next scheduled payments toward the Clinical Milestone of $500,000 each are currently due on December 23, 2008 and 2009. The up-front license fee and all milestone payments under the agreement have been or will be recorded to research and development expense when incurred. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.

Contingencies

The Company and one of its former officers were named as defendants in a purported securities class action lawsuit filed in May 2004 in the United States District Court for the District of Colorado (the “District Court”). An amended complaint was filed in August 2004. The lawsuit was brought on behalf of a purported class of purchasers of our securities during the period from May 29, 2003 to April 29, 2004, and sought unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN, one of our former product candidates, during this period and subsequent declines in our stock price. On October 20, 2005, the District Court granted the defendants’ motion to dismiss the lawsuit with prejudice. In an opinion dated October 20, 2005, the District Court concluded that the plaintiff’s complaint failed to meet the legal requirements applicable to its alleged claims.

On November 20, 2005, the plaintiff appealed the District Court’s decision to the U.S. Court of Appeals for the Tenth Circuit (the “Court of Appeals”).   On February 6, 2008, the parties signed a stipulation of settlement, settling the case for $2,000,000. Neither we nor our former officer admits any liability in connection with the settlement. The Court of Appeals accordingly has remanded the case to the District Court for consideration of the settlement.  The settlement is subject to various conditions, including without limitation approval of the District Court.  We expect that the amount of the settlement in excess of our deductible will be covered by our insurance carrier.  In the event the settlement does not become final, we intend to vigorously defend against the plaintiff’s appeal. If the Court of Appeals then were to reverse the District Court’s decision and we were not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims were successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. As of March 31, 2008, we have recorded $2,000,000 in accrued litigation settlement costs, which represents our best estimate of the potential gross amount of the settlement costs to be paid to the plaintiffs, and $1,765,000 in prepaid expenses and other assets, which represents the amount we expect to be reimbursed from our insurance carrier. The net difference of $235,000 between these amounts represents the remaining unpaid deductible under our insurance policy, and this amount was recorded to marketing, general and administrative expenses during the year ended December 31, 2006.

7.                 Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and we adopted it on January 1, 2008. The application of SFAS 157 to certain items has been deferred and will be effective for fiscal years beginning after November 15, 2008 and interim periods within that year.  The adoption of this pronouncement did not have a material impact on our results of operations or financial position for the three month period ended March 31, 2008. We have no assets or liabilities that were measured using significant unobservable inputs (Level 3 assets and liabilities) as of March 31, 2008.  Our financial instruments include cash and cash equivalents, investments in marketable securities, prepaid expenses, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate their fair value due to their short maturities. The carrying values of our cash equivalents and investments in marketable securities approximate their market values based on quoted market prices, or Level 1 inputs. We account for investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in marketable securities are classified as held to maturity and are carried at cost plus accrued interest.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007 and we adopted it on January 1, 2008. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of this pronouncement did not have a material impact on our results of operations or financial position for the three month period ended March 31, 2008, as we did not elect to measure any of our financial instruments at fair value.

In June 2007, the Emerging Issues Task Force (“EITF”) issued a consensus, EITF 07-3, Advance Payments for Research and Development Activities, which states that non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been rendered.  EITF 07-3 is to be applied prospectively for new contractual arrangements entered into in fiscal years beginning after December 15, 2007 and we adopted it on January 1, 2008. The adoption did not result in a material change to our current accounting practice.

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

In December 2007, the FASB issued SFAS 141(R), Business Combinations. This Statement replaces SFAS 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the potential impact of this statement.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS 161 also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within beginning after that date. We are currently evaluating the potential impact of this statement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements concerning our projected timelines for the initiation of new trials and announcement of results from our ongoing clinical trials, including our Phase 2 PROPEL trial; the potential for the results of our Phase 2 PROPEL trial to support marketing approval of PDX; other statements regarding our future product development and regulatory strategies, including our intent to develop or seek regulatory approval for our product candidates in specific indications; the ability of our third-party manufacturing parties to support our requirements for drug supply; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements which are other than statements of historical fact. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our, or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed in Part II, Item 1A of this report under the caption “Risk Factors.” All forward-looking statements included in this report are based on information available to us as of the date hereof and we undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances. Forward-looking statements not specifically described above also may be found in these and other sections of this report.

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

PDX

PDX (pralatrexate) is a small molecule chemotherapeutic agent that inhibits dihydrofolate reductase, or DHFR, a folic acid (folate)-dependent enzyme involved in the building of nucleic acid, or DNA, and other processes. PDX was rationally designed for efficient transport into tumor cells via the reduced folate carrier, or RFC-1, and effective intracellular drug retention. We believe these biochemical features, together with preclinical and clinical data in a variety of tumors, suggest that PDX may have a favorable safety and efficacy profile relative to methotrexate and other related DHFR inhibitors. We believe PDX has the potential to be delivered as a single agent or in combination therapy regimens.

In August 2006, we initiated PROPEL, an international, multi-center, open-label, single-arm Phase 2 clinical trial of PDX in patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL, that we believe, if positive, will be sufficient to support the filing of a new drug application, or NDA, to seek marketing approval for PDX in this indication.   In July 2006, we reached agreement with the Food and Drug Administration, or FDA, under its special protocol assessment, or SPA, process on the design of this Phase 2 trial.  The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of an NDA, and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA.  The SPA agreement is not a guarantee of approval, and we cannot assure you that the design of, or data collected from, the PROPEL trial will be adequate to demonstrate the safety and efficacy of PDX for the treatment of PTCL, or otherwise be sufficient to support FDA or any foreign regulatory approval. In addition, the PROPEL trial protocol does not specify the response rate required to support FDA approval and the response rate will need to be adequate to support approval.  The primary endpoint of the study is objective response rate (complete and partial response).  Secondary endpoints include duration of response, progression-free survival and overall survival.  Patients receive 30 mg/m(2) of PDX once every week for six weeks followed by one week of rest per cycle of treatment.  The treatment regimen also includes vitamin B12 and folic acid supplementation.

In accordance with the PROPEL trial protocol, we conducted three pre-planned interim analyses of safety data and one pre-planned interim analysis of response data.  In January, September and December 2007, we announced that an independent data monitoring committee, or DMC, completed interim analyses of safety data from the first 10, 35 and 65 evaluable patients who completed at least one cycle of treatment with PDX, respectively, and recommended that the trial continue per the protocol at each analysis.  No major safety concerns were identified by the DMC.  In September 2007, we announced that the results of the interim analysis of patient response data exceeded the pre-specified threshold for continuation of the trial, which required a minimum of four responses (complete or partial) out of the first 35 evaluable patients, as determined by independent oncology review.  In April 2008, we completed patient enrollment in the PROPEL trial.  We enrolled more than 100 evaluable patients from sites across the United States, Canada and Europe.   We expect to report top line results of the trial by year end, although the actual timing may vary based on a number of factors.  Following our review of the trial results, we intend to submit a New Drug Application for PDX for the treatment of patients with relapsed or refractory PTCL as expeditiously as possible.

In July 2006, the FDA awarded orphan drug designation to PDX for the treatment of patients with T-cell lymphoma. The FDA may award orphan drug designation to drugs that target conditions affecting 200,000 or fewer patients per year in the United States and provide a significant therapeutic advantage over existing treatments. Under the Orphan Drug Act, if we are the first company to receive FDA approval for PDX for this orphan drug indication, we will obtain seven years of marketing exclusivity during which the FDA may not approve another company’s application for the same drug for the same orphan indication.  In October 2006, the FDA granted fast track designation to PDX for the treatment of patients with T-cell lymphoma. The fast track program is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.  In April 2007, the European Commission, with a favorable opinion of the Committee for Orphan Medicinal Products of the European Medicines Agency, or EMEA, granted orphan medicinal product designation to PDX for the treatment of patients with PTCL.  The EMEA orphan medicinal product designation, or OMPD, is intended to promote the development of drugs that may provide significant benefit to patients suffering from rare diseases identified notably as life-threatening, chronically debilitating or very serious. Under EU regulation, OMPD provides ten years of potential market exclusivity once the product candidate is approved for marketing for the designated indication in the European Union, which can be reduced to six years or terminated in certain circumstances.

In addition to the PROPEL trial, the following clinical trials involving PDX are also open for enrollment:

•                  a Phase 1/2a, open-label, multi-center study of PDX and gemcitabine with vitamin B12 and folic acid supplementation in patients with relapsed or refractory non-Hodgkin’s lymphoma, or NHL, and Hodgkin’s disease.  We initiated patient enrollment in this study in May 2007.  We plan to enroll up to 54 evaluable patients in the Phase 1 portion of the study and up to 30 additional patients with relapsed or refractory PTCL in the expanded Phase 2a portion of the study.

•                  a Phase 1, open-label, multi-center study of PDX with vitamin B12 and folic acid supplementation in patients with relapsed or refractory cutaneous T-cell lymphoma, or CTCL.  We initiated patient enrollment in this study in August 2007.  We plan to enroll up to 56 evaluable patients in the study, including at least 20 patients at what we believe to be the optimal dose and schedule.

•                  a Phase 1/2, open-label, single-center study of PDX with vitamin B12 and folic acid supplementation in patients with relapsed or refractory NHL and Hodgkin’s disease.  This study is currently focused on exploring alternate dosing and administration schedules in patients with B-cell lymphoma to further evaluate PDX’s potential clinical utility in this setting.

•                  a Phase 1 dose escalation study of PDX with vitamin B12 and folic acid supplementation in patients with previously treated (Stage IIIB/IV) advanced non-small cell lung cancer, or NSCLC.

•                  a Phase 2b, randomized, multi-center study comparing PDX and Tarceva® (erlotinib), both with vitamin B12 and folic acid supplementation, in patients with Stage IIIB/IV NSCLC who are, or have been, cigarette smokers who have failed treatment with at least one prior platinum-based chemotherapy regimen.  We initiated patient enrollment in this study in January 2008. The study will seek to enroll approximately 160 patients in up to 50 investigative sites worldwide.

In addition to our ongoing NSCLC studies, we intend to initiate a Phase 2, single-agent study of PDX in another solid tumor indication in the second quarter of 2008 and additional studies with PDX by year-end.

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to PDX and its uses. The portfolio currently consists of two issued patents in the U.S., two allowed patent applications in Europe, and pending patent applications in the U.S., Canada, Europe, Australia, Japan, China, Brazil, Indonesia, South Korea, Mexico, Norway, New Zealand, the Philippines, Singapore, and South Africa.

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

In November 2007, we initiated patient enrollment in a Phase 1, open-label, multi-center dose escalation study of RH1 in patients with advanced solid tumors or NHL.  We plan to enroll up to 60 evaluable patients in the study with the objective of determining the maximum tolerated dose, or MTD, recommended Phase 2 dose and safety profile of RH1 in this population.  We plan to enroll three to six patients per cohort.  Once we determine what we believe to be the optimal dose and schedule, we plan to recruit an expanded cohort of up to 24 evaluable patients who have tumor types with a high likelihood of DTD over-expression to explore possible markers of anticancer activity.

In December 2004, we entered into an agreement with the University of Colorado Health Sciences Center, the University of Salford and Cancer Research Technology under which we obtained exclusive worldwide rights to certain intellectual property surrounding RH1.

EFAPROXYNTM (efaproxiral)  Development Discontinued

In mid-2007, we discontinued the development of EFAPROXYN, our former lead product candidate, after announcing top-line results from ENRICH, a Phase 3 clinical trial of EFAPROXYN plus whole brain radiation therapy, or WBRT, in women with brain metastases originating from breast cancer.  The study failed to achieve its primary endpoint of demonstrating a statistically significant improvement in overall survival in patients receiving EFAPROXYN plus WBRT, compared to patients receiving WBRT alone.  We are currently pursuing the sale of our rights to EFAPROXYN although we may not receive any material consideration for any sale.   The discontinuation of EFAPROXYN has caused no significant decrease in the results of operations from the three months ended March 31, 2008 as compared to the same period in 2007.

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

Even if our clinical trials demonstrate the safety and effectiveness of our product candidates in their target indications, we do not expect to be able to record commercial sales of any of our product candidates until 2009, at the earliest. We expect to incur significant and growing net losses for the foreseeable future as a result of our research and development programs and the costs of preparing for the potential commercial launch of PDX.  Although the size and timing of our future net losses are subject to significant uncertainty, we expect them to increase over the next several years as we continue to fund our development programs and prepare for the potential commercial launch of PDX.

Comparison of three months ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007

Operating expenses:
Research and development	$5,973,612	$3,289,428
Clinical manufacturing	1,586,558	1,147,304
Marketing, general and administrative	5,011,364	4,747,596

Total operating expenses	$12,571,534	$9,184,328

Research and Development.  Research and development expenses include the costs of certain personnel, basic research, preclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, patents and licensing fees for our product candidates.  Research and development expenses for the three months ended March 31, 2008 and 2007 were $6.0 million and $3.3 million, respectively.  The $2.7 million increase in research and development expenses in the three months ended March 31, 2008 as compared to the same period in 2007 was primarily due to the following:

•                  a $2.3 million increase in clinical trial costs involving PDX, including increased costs for PROPEL and initiation of patient enrollment in three new trials involving PDX after the first quarter of 2007;

•                  a $411,000 increase in non-cash stock-based compensation expense, as discussed in more detail below; and

•                  a $200,000 increase related to key personnel changes and related travel costs, mainly attributable to additional headcount and increases in compensation costs year over year.

These increases were partially offset by a $466,000 decrease in preclinical study costs, primarily related to PDX.

For the remainder of 2008, we expect our average quarterly research and development expenses to increase relative to the amount recorded for the three months ended March 31, 2008 due to the following:

•       increases in costs for our ongoing and planned clinical trials;

•       an increase in personnel costs, primarily resulting from additional headcount; and

•         an increase in non-cash stock-based compensation expense related to grants for new employees and a full quarter of expense related to our annual grants to existing employees which occurred at the end of February 2008.

Clinical Manufacturing. Clinical manufacturing expenses include the costs of certain personnel, third-party manufacturing costs for development of drug materials for use in clinical trials and preclinical studies, and costs associated with pre-commercial scale-up of manufacturing to support anticipated regulatory and potential commercial requirements.  Clinical manufacturing expenses for the three months ended March 31, 2008 and 2007 were $1.6 million and $1.1 million, respectively.  The $439,000 increase in clinical manufacturing expenses in the three months ended March 31, 2008 as compared to the same period in 2007 was primarily due to increases in third-party manufacturing costs for clinical trial material and pre-commercial scale-up activities for PDX.

For the remainder of 2008, we expect our average quarterly clinical manufacturing expenses to increase relative to the amount recorded for the three months ended March 31, 2008 due to the following:

•                  an increase in third-party manufacturing costs for PDX to support ongoing and planned clinical trials and pre-commercial scale-up;

•                  an increase in personnel costs primarily resulting from additional headcount; and

•                  an increase in non-cash stock-based compensation expense related to grants for new employees and a full quarter of expense related to our annual grants to existing employees which occurred at the end of February 2008.

Marketing, General and Administrative.  Marketing, general and administrative expenses include costs for pre-marketing activities, corporate development, executive administration, corporate offices and related infrastructure.  Marketing, general and administrative expenses for the three months ended March 31, 2008 and 2007 were $5.0 million and $4.7 million, respectively.  The $264,000 increase in marketing, general and administrative expenses in the three months ended March 31, 2008 as compared to the same period in 2007 was primarily due to an increase in non-cash stock-based compensation expense, as discussed in more detail below.

For the remainder of 2008, we expect our average quarterly marketing, general and administrative expenses to increase relative to the amount recorded for the three months ended March 31, 2008 due to the following:

•       an increase in non-cash stock-based compensation expense related to grants for new employees and a full quarter of expense related to our annual grants to existing employees which occurred at the end of February 2008;

•       an increase in costs relating to pre-commercial planning activities for PDX; and

•       an increase in personnel costs, primarily resulting from additional headcount.

Stock-based Compensation Expense.  Stock-based compensation expense for the three months ended March  31, 2008 and 2007 has been recognized in our Statements of Operations as follows:

	Three Months Ended March 31,
	2008	2007
Research and development	$675,787	$264,300
Clinical manufacturing	103,230	36,018
Marketing, general and administrative	1,335,494	1,003,062
Total stock-based compensation expense	$2,114,511	$1,303,380

Of the $2.1 million of stock-based compensation recognized in the three months ended March 31, 2008, $1.9 million was related to our stock option plans, $147,000 related to restricted stock and $20,000 related to our employee stock purchase plan.  Of the $1.3 million of stock-based compensation recognized in the three months ended March 31, 2007, $1.1 million was related to our stock option plans, $178,000 related to restricted stock and $9,000 related to our employee stock purchase plan.  The $811,000 increase in stock-based compensation expense in the three months ended March 31, 2008 as compared to the same period in 2007 was primarily due to the increase in the number of options outstanding resulting from grants for new employees and our annual grants to existing employees which occurred in February 2008.

As of March 31, 2008, the unrecorded stock-based compensation balance related to stock option awards was $10.2 million and will be recognized over an estimated weighted-average amortization period of 1.5 years. As of March 31, 2008, the unrecorded stock-based compensation balance related to restricted stock awards was $552,000 and will be recognized over an estimated weighted-average amortization period of 1.4 years.

Interest and Other Income, Net.  Interest income, net of interest expense, for the three months ended March 31, 2008 and 2007 was $565,000 and $773,000, respectively.  The $209,000 decrease in net interest income in the three months ended March 31, 2008 as compared to the same period in 2007 was primarily due to lower average investment balances and lower yields on our cash, cash equivalents and investments in marketable securities.

Liquidity and Capital Resources

As of March 31, 2008, we had $50.5 million in cash, cash equivalents, and investments in marketable securities.  Since our inception, we have financed our operations primarily through public and private sales of our equity securities, which have resulted in net proceeds to us of $260.2 million through March 31, 2008.  We have also generated $22.2 million of net interest income since our inception from investing the net proceeds of these financings.

We have used $204.9 million of cash for operating activities from our inception through March 31, 2008.  Net cash used to fund our operating activities for the three months ended March 31, 2008 and 2007 was $9.3 million and $7.9 million, respectively.

Net cash provided by investing activities for the three months ended March 31, 2008 was $4.1 million and consisted primarily of proceeds from maturities of investments in marketable securities, partially offset by the purchase of investments in marketable securities.  Net cash used in investing activities for the three months ended March 31, 2007 was $20.4 million and consisted primarily of purchases of investments in marketable securities, partially offset by the proceeds from maturities of investments in marketable securities.

Net cash provided by financing activities for the three months ended March 31, 2008 was $2.3 million and consisted of proceeds associated with the exercise of common stock options.  Net cash provided by financing activities for the three months ended March 31, 2007 was $50.6 million and consisted primarily of the net proceeds from the sale of 9,000,000 shares of common stock in February 2007 in an underwritten offering at a price of $6.00 per share (the “February 2007 Financing”).  We received net proceeds from the February 2007 Financing of approximately $50.3 million, after deducting underwriting commissions of approximately $3.2 million and other offering expenses of approximately $503,000.

Based upon the current status of our product development plans, we believe that our cash, cash equivalents, and investments in marketable securities as of March 31, 2008 should be adequate to support our operations through at least the first quarter of 2009, although there can be no assurance that this can, in fact, be accomplished. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Obligations and Commitments

Royalty and License Fee Commitments for PDX

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to PDX (pralatrexate) and its uses. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and are also required to make certain additional cash payments based upon the achievement of certain clinical development or regulatory milestones or the passage of certain time periods. To date, we have made aggregate milestone payments of $2.0 million based on the passage of time. In the future, we could make aggregate milestone payments of $1.0 million upon the earlier of achievement of a clinical development milestone or the passage of certain time periods (the “Clinical Milestone”), and up to $10.3 million upon achievement of certain regulatory milestones, including regulatory approval to market PDX in the United States or Europe. The next scheduled payments toward the Clinical Milestone of $500,000 each are currently due on December 23, 2008 and 2009. The up-front license fee and all milestone payments under the agreement have been or will be recorded to research and development expense when incurred. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses.  We base our estimates on historical experience available information and assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For a description of our critical accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Recent Accounting Pronouncements

For a description of our recent accounting pronouncements, please see Note 7 of the unaudited March 31, 2008 financial statements included herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments or auction rate securities in our investment portfolio and have no foreign exchange contracts.  Our financial instruments as of March 31, 2008 consist of cash, cash equivalents, investments in marketable securities, and accounts payable.  All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

We invest in marketable securities in accordance with our investment policy.  The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields.  Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.  The average duration of the issues in our portfolio of investments in marketable securities as of March 31, 2008 is approximately four months.  As of March 31, 2008, our investments in marketable securities of $37.6 million are all classified as held-to-maturity and were held in a variety of interest-bearing instruments, consisting mainly of high-grade corporate notes.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (the “Evaluating Officers”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on that evaluation, our management, including the Evaluating Officers, concluded that our disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Evaluating Officers, as appropriate, to allow timely decisions regarding required disclosure.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and one of its former officers were named as defendants in a purported securities class action lawsuit filed in May 2004 in the United States District Court for the District of Colorado (the “District Court”). An amended complaint was filed in August 2004. The lawsuit was brought on behalf of a purported class of purchasers of our securities during the period from May 29, 2003 to April 29, 2004, and sought unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN, one of our former product candidates, during this period and subsequent declines in our stock price. On October 20, 2005, the District Court granted the defendants’ motion to dismiss the lawsuit with prejudice. In an opinion dated October 20, 2005, the District Court concluded that the plaintiff’s complaint failed to meet the legal requirements applicable to its alleged claims.

On November 20, 2005, the plaintiff appealed the District Court’s decision to the U.S. Court of Appeals for the Tenth Circuit (the “Court of Appeals”).   On February 6, 2008, the parties signed a stipulation of settlement, settling the case for $2,000,000. Neither we nor our former officer admits any liability in connection with the settlement. The Court of Appeals accordingly has remanded the case to the District Court for consideration of the settlement.  The settlement is subject to various conditions, including without limitation approval of the District Court.  We expect that the amount of the settlement in excess of our deductible will be covered by our insurance carrier.  In the event the settlement does not become final, we intend to vigorously defend against the plaintiff’s appeal. If the Court of Appeals then were to reverse the District Court’s decision and we were not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims were successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. As of March 31, 2008, we have recorded $2,000,000 in accrued litigation settlement costs, which represents our best estimate of the potential gross amount of the settlement costs to be paid to the plaintiffs, and $1,765,000 in prepaid expenses and other assets, which represents the amount we expect to be reimbursed from our insurance carrier. The net difference of $235,000 between these amounts represents the remaining unpaid deductible under our insurance policy, and this amount was recorded to marketing, general and administrative expenses during the year ended December 31, 2006.

ITEM 1A.  RISK FACTORS

Our business faces significant risks. These risks include those described below and may include additional risks of which we are not currently aware or which we currently do not believe are material. If any of the events or circumstances described in the following risk factors actually occurs, they may materially harm our business, financial condition, operating results and cash flow. As a result, the market price of our common stock could decline. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, operating results and financial condition.  Stockholders and potential investors in shares of our common stock should carefully consider the following risk factors, which hereby update those risks contained in the “Risk Factors” section of our Annual Report on Form 10-K  for the year ended December 31, 2007, in addition to other information and risk factors in this report.  We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of the Company.  We are relying upon the safe harbor for all forward-looking statements in this report, and any such statements made by or on behalf of the Company are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this report. We consistently update and include our risk factors in our Quarterly Reports on Form 10-Q. Risk factors which have been substantively changed from those set forth in our Annual Report on Form 10-K for the period ended December 31, 2007 have been marked with an asterisk immediately following the heading of such risk factor.

We have a history of net losses and an accumulated deficit, and we may never generate revenue or achieve or maintain profitability in the future. *

Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations. To date, we have financed our operations primarily through the private and public sale of securities.  For the three months ended March 31, 2008, we had a net loss of $12.0 million.  As of March 31, 2008, we had accumulated a deficit during our development stage of $259.9 million.  We have incurred these losses principally from costs incurred in our research and development programs, our clinical manufacturing, and from our marketing, general and administrative expenses. We expect to continue incurring net losses for the foreseeable future. Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates. We may never generate revenue from product sales or become profitable. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates, and in preparing for the potential commercial launch of our product candidates. We may not be able to continue as a going concern if we are unable to generate meaningful amounts of revenue to support our operations or cannot otherwise raise the necessary funds to support our operations.

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

We cannot predict when or if we will obtain regulatory approval to commercialize our product candidates. *

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Our product candidates are in the preclinical and clinical stages of development and have not been approved for marketing in the United States. A pharmaceutical product cannot be marketed in the United States or most other countries until it has completed a rigorous and extensive regulatory review and approval process. If we fail to obtain regulatory approval to market our product candidates, we will be unable to sell our products and generate revenue, which would jeopardize our ability to continue operating our business. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. We may not obtain regulatory approval for any product candidates we develop, including PDX. For a complete description of the regulatory approval process and related risks, please refer to the “Government Regulation” section of Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2007.

If our product candidates, including PDX, fail to meet safety and efficacy endpoints in clinical trials, they will not receive regulatory approval, and we will be unable to market them. *

Our product candidates may not prove to be safe and efficacious in clinical trials and may not meet all of the applicable regulatory requirements needed to receive regulatory approval. The clinical development and regulatory approval process is extremely expensive and takes many years. Failure can occur at any stage of development, and the timing of any regulatory approval cannot be accurately predicted. In addition, failure to comply with the FDA and other applicable United States and foreign regulatory requirements applicable to clinical trials may subject us to administrative or judicially imposed sanctions.

We completed patient enrollment in our pivotal Phase 2 PROPEL trial in April 2008.  We cannot assure you that the design of, or data collected from, the PROPEL trial will be adequate to demonstrate the safety and efficacy of PDX for the treatment of patients with relapsed or refractory PTCL, or otherwise be sufficient to support FDA or any foreign regulatory approval, even though PROPEL may be positive and we have a SPA agreement with the FDA for the trial. If the PROPEL trial fails to achieve its safety and efficacy endpoints, we may be unable to obtain regulatory approval to commercialize PDX, and our business and stock price would be harmed. Further, even if we believe the data from the trial are positive, the FDA may disagree with our interpretation and determine that the data are not sufficient to support approval. If we fail to obtain regulatory approval for PDX or any of our other current or future product candidates, we will be unable to market and sell them and therefore may never generate meaningful amounts of revenue or become profitable.

As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities abroad. The number and design of clinical trials that will be required varies depending on the product candidate, the condition being evaluated, the trial results, and regulations applicable to any particular product candidate. The design of our clinical trials is based on many assumptions about the expected effect of our product candidates, and if those assumptions prove incorrect, the clinical trials may not demonstrate the safety or efficacy of our product candidates. Preliminary results may not be confirmed upon full analysis of the detailed results of a trial, and prior clinical trial program designs and results may not be predictive of future clinical trial designs or results. Product candidates in later stage clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials with acceptable endpoints. For example, we terminated the development of EFAPROXYN, one of our former product candidates, when it failed to demonstrate statistically significant improvement in overall survival in the targeted patients in a Phase 3 clinical trial. If our product candidates fail to show clinically significant benefits, they will not be approved for marketing.

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

While we have negotiated a special protocol assessment with the FDA relating to our PROPEL trial, this agreement does not guarantee any particular outcome from regulatory review of the trial or the product, including any regulatory approval. *

The protocol for the PROPEL trial was reviewed by the FDA under its special protocol assessment, or SPA, process, which allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA. However, the PROPEL trial protocol does not specify the response rate required to support FDA approval and the response rate will need to be adequate to support approval.  In addition, even if we believe PROPEL is positive, a SPA agreement is not a guarantee of approval, and we cannot be certain that the design of, or data collected from, the PROPEL trial will be adequate to demonstrate the safety and efficacy of PDX for the treatment of patients with relapsed or refractory PTCL, or otherwise be sufficient to support FDA or any foreign regulatory approval. Further, the

SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed upon trial protocols. In addition, the SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from the PROPEL trial. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreement, how it will interpret the data and results from the PROPEL trial, or whether PDX will receive any regulatory approvals as a result of the SPA agreement or the clinical trial. Therefore, despite the potential benefits of the SPA agreement, significant uncertainty remains regarding the clinical development and regulatory approval process for PDX for the treatment of PTCL.

We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed. *

Clinical trials must be conducted in accordance with the FDA’s Good Clinical Practices or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign governmental agencies and Institutional Review Boards, or IRBs, at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under the FDA’s Good Manufacturing Practices, and may require large numbers of test subjects. Clinical trials may be suspended by the FDA other foreign governmental agencies, or us for various reasons, including:

•      deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;

•      deficiencies in the clinical trial operations or trial sites resulting in the imposition of a clinical hold;

•      the product candidate may have unforeseen adverse side effects;

•      the time required to determine whether the product candidate is effective may be longer than expected;

•      fatalities or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;

•      the product candidate may not appear to be more effective than current therapies;

•      quality or stability of the product candidate may fall below acceptable standards; or

•      we may not be able to produce sufficient quantities of the product candidate to complete the trials.

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Due to these and other factors, our current product candidates or any of our other future product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval, which could reduce or eliminate our revenue by delaying or terminating the potential commercialization of our product candidates.

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

Even if our product candidates meet safety and efficacy endpoints in clinical trials, regulatory authorities may not approve them, or we may face post-approval problems that require withdrawal of our products from the market. *

We will not be able to commercialize any of our product candidates until we have obtained regulatory approval. We have limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may place us at risk of delays, overspending and human resources inefficiencies.

Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA or their advisors, may disagree with our interpretations of data from preclinical studies and clinical trials.The FDA has substantial discretion in the approval process, and when or whether regulatory approval will be obtained for any drug we develop. For example, even though we established a SPA with the FDA for our PROPEL trial, there is no guarantee that the data generated from the PROPEL trial will be adequate to support FDA approval. Regulatory agencies also may approve a product candidate for fewer conditions than requested or may grant approval subject to the performance of post-marketing studies for a product candidate. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

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

Even if we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory obligations and review. *

Following any regulatory approval of our product candidates, we will be subject to continuing regulatory obligations such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, we or our third-party manufacturers will be required to adhere to regulations setting forth current Good Manufacturing Practices, or cGMP. These regulations cover all aspects of the manufacturing, storage, testing, quality control and record keeping relating to our product candidates. Furthermore, we or our third-party manufacturers must pass a pre-approval inspection of manufacturing facilities by the FDA and foreign authorities before obtaining marketing approval and will be subject to periodic inspection by these regulatory authorities to ensure strict compliance with cGMP or other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. Such inspections may result in compliance issues that could prevent or delay marketing approval, or require the expenditure of financial or other resources to address. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

•       our evaluation of, and decisions with respect to, additional therapeutic indications for which we may develop PDX or RH1;

•       our evaluation of, and decisions with respect to, our strategic alternatives; and

•       costs associated with securing potential in-license opportunities and additional product candidates and conducting preclinical research and clinical development for our product candidates.

We will need to raise additional capital to support our future operations, including the potential commercialization of PDX in the event the PROPEL trial is positive and we obtain regulatory approval to market PDX. We may seek to obtain this additional capital through arrangements with corporate partners, equity or debt financings, or from other sources. Such arrangements, if successfully consummated, may be dilutive to our existing stockholders. However, there is no assurance that additional financing will be available when needed, or that, if available, we will obtain such financing on terms that are favorable to our stockholders or us. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves.  If we are unable to generate meaningful amounts of revenue from future product sales, if any, or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our business and future prospects for revenue and profitability may be harmed.

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

Given our lack of formal supply agreements and the fact that in many cases our components are supplied by a single source, our third party suppliers may be unable or unwilling to fulfill our potential commercial needs or meet our deadlines, or the components they supply to us may not meet our specifications and quality policies and procedures. If we need to find an alternative supplier of PDX or other components, we may not be able to contract for those components on acceptable terms, if at all.  Any such failure to supply or delay caused by such suppliers would have an adverse affect on our ability to continue clinical development of our product candidates or commercialize any future products.

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

•       our manufacturers may not be able to comply with applicable regulatory requirements, which would prohibit them from manufacturing products for us;

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

We may, in the future, periodically explore a variety of possible strategic partnerships in an effort to gain access to additional complementary resources. At the current time, we cannot predict what form such a strategic partnership might take. We are likely to face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be complicated and time consuming to negotiate and document. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships.

If we enter into one or more strategic partnerships, we may be required to relinquish important rights to and control over the development of our product candidates or otherwise be subject to unfavorable terms.

Any future strategic partnerships we enter into could subject us to a number of risks, including:

•                  we may be required to undertake the expenditure of substantial operational, financial and management resources in integrating new businesses, technologies and products;

•                  we may be required to issue equity securities that would dilute our existing stockholders’ percentage ownership;

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

•                  disputes may arise between us and our strategic partners that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;

•                  strategic partners may experience financial difficulties;

•                  strategic partners may not properly maintain or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•                  business combinations or significant changes in a strategic partner’s business strategy may also adversely affect a strategic partner’s willingness or ability to complete its obligations under any arrangement;

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

We may not obtain orphan drug exclusivity or we may not receive the full benefit of orphan drug exclusivity even if we obtain it. *

The FDA has awarded orphan drug status to PDX for the treatment of patients with T-cell lymphoma. Under the Orphan Drug Act, if we are the first company to receive FDA approval for this drug for the designated orphan drug indication, we will obtain seven years of marketing exclusivity during which FDA may not approve another company’s application for the same drug for the same orphan indication.  Orphan drug exclusivity would not prevent FDA approval of a different drug for the orphan indication or the same drug for a different indication.

If we fail to comply with healthcare fraud and abuse laws, we could face substantial penalties and our business, operations and financial condition could be adversely affected. *

As a biopharmaceutical company, even though we do not and will not control referrals of health care services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse will be applicable to our business. These laws and regulations, include, among others:

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

•       the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•       federal self-referral laws, such as STARK, which prohibits a physician from making a referral to a provider of certain health services with which the physician or the physician’s family member has a financial interest; and

•       state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA.

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

We have been named as a defendant in a purported securities class action lawsuit seeking unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN during the period from May 29, 2003 to April 29, 2004 and subsequent declines in our stock price. In an opinion dated October 20, 2005, the District Court concluded that the plaintiff’s complaint failed to meet the legal requirements applicable to its alleged claims and dismissed the lawsuit.  On November 20, 2005, the plaintiff appealed the District Court’s decision to the U.S. Court of Appeals for the Tenth Circuit (the “Court of Appeals”).   On February 6, 2008, the parties signed a stipulation of settlement, settling the case for $2,000,000.  The defendants do not admit any liability in connection with the settlement. The Court of Appeals accordingly has remanded the case to the District Court for consideration of the settlement.  The settlement is subject to various conditions, including without limitation approval of the District Court.  We expect that the amount of the settlement in excess of our deductible will be covered by our insurance carrier.  In the event the settlement does not become final, we intend to vigorously defend against the plaintiff’s appeal. If the Court of Appeals then were to reverse the District Court’s decision and we were not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims were successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. As of March 31, 2008, we have recorded $2,000,000 in accrued litigation settlement costs, which represents our best estimate of the potential gross amount of the settlement costs to be paid to the plaintiffs, and $1,765,000 in prepaid expenses and other assets, which represents the amount we expect to be reimbursed from our insurance carrier. The net difference of $235,000 between these amounts represents the remaining unpaid deductible under our insurance policy, and this amount was recorded to marketing, general and administrative expenses during the year ended December 31, 2006.

Our success depends on retention of our President and Chief Executive Officer, Chief Medical Officer and other key personnel.

We are highly dependent on our President and Chief Executive Officer, Paul L. Berns, our Chief Medical Officer, Pablo J. Cagnoni, M.D. and other members of our management team. We are named as the beneficiary on a term life insurance policy covering Mr. Berns in the amount of $10.0 million. We also depend on academic collaborators for each of our research and development programs. The loss of any of our key employees or academic collaborators could delay our discovery research program and the development and commercialization of our product candidates or result in termination of them in their entirety. Mr. Berns and Dr. Cagnoni, as well as others on our executive management team, have severance agreements with us, but the agreements provide for “at-will” employment with no specified term. Our future success also will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unsuccessful in our recruitment and retention efforts, our business will be harmed.

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

As a publicly-traded company, we are subject to significant regulations, some of which have either only recently been adopted, including the Sarbanes Oxley Act of 2002, or are currently proposals subject to change. We cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with the Sarbanes Oxley Act of 2002 or any other regulations we could be subject to a range of consequences, including restrictions on our ability to sell equity securities or otherwise raise capital funds, the de-listing of our common stock from the Nasdaq Global Market, suspension or termination of our clinical trials, failure to obtain approval to market our product candidates, restrictions on future products or our manufacturing processes, significant fines, or other sanctions or litigation.

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

On February 2, 2007, we closed an underwritten offering of 9,000,000 shares of common stock, of which Baker Brothers Life Sciences, L.P. and certain other affiliated funds (collectively “Baker”) purchased 3,300,000 shares, at a price per share of $6.00, for aggregate gross proceeds of approximately $54.0 million (the “February 2007 Financing”). In connection with its purchase of shares in the February 2007 Financing, Baker entered into a standstill agreement agreeing not to pursue certain activities the purpose or effect of which might be to change or influence the control of the Company.

As of March 31, 2008, we had 68,075,978 shares of common stock outstanding, of which Warburg owned 22,624,430 shares, or approximately 33.2% of the voting power of our outstanding common stock, and Baker owned 9,863,065 shares, or approximately 14.5% of the voting power of our outstanding common stock. Although each of Warburg and Baker have entered into a standstill agreement with us, they are, and will continue to be, able to exercise substantial influence over any actions requiring stockholder approval.

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

In May 2003, our board of directors adopted a stockholder rights plan that may have the effect of discouraging, delaying or preventing a merger or acquisition of us that our stockholders may consider beneficial by diluting the ability of a potential acquirer to acquire us. Pursuant to the terms of the stockholder rights plan, when a person or group, except under certain circumstances, acquires 15% or more of our outstanding common stock or 10 business days after announcement of a tender or exchange offer for 15% or more of our outstanding common stock, the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 15% or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. Because the potential acquirer’s rights would not become exercisable for our shares of common stock at a discount, the potential acquirer would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquirer from acquiring or making an offer to acquire us.  As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of the Company that our stockholders may consider in their best interests may not occur.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•       actual or anticipated results of our clinical trials, including our pivotal Phase 2 PROPEL trial;

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

On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, our operating results for the three months ended March 31, 2008 and 2007 include, and future periods will include, a charge for stock-based compensation related to employee stock options, restricted stock and discounted employee stock purchases.  The application of SFAS 123R requires the use of an option-pricing model to determine the fair value of share-based payment awards.  This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	None

ITEM 5.	OTHER INFORMATION	None

ITEM 6.	EXHIBITS

Exhibit No.	Note	Description
10.24†	(1)	Letter Agreement, effective January 22, 2008, between Allos and Bruce K. Bennett.
10.25†	(2)	Executive Compensation
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a)
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a)
32.1#		Section 1350 Certification.

†                     Indicates management contract or compensatory plan or arrangement.

#                    The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Allos Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

(1)             Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2007.

(2)             Incorporated by reference to exhibit 10.1 filed with our current report on Form 8-K filed on February 29, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2008	ALLOS THERAPEUTICS, INC.

/s/ Paul L. Berns
Paul L. Berns
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David C. Clark
David C. Clark
Vice President, Finance and Treasurer
(Principal Financial and Accounting Officer)