Form 10-Q
period 2008-06-30
ALLOS THERAPEUTICS INC
filed 2008-08-05
CIK 1097264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2008.

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

As of August 1, 2008, there were 81,039,485 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ALLOS THERAPEUTICS, INC.

FORM 10-Q

PART I. Financial Information
ITEM 1.	Financial Statements (unaudited)	3
	Balance Sheets — as of June 30, 2008 and December 31, 2007	3
	Statements of Operations — for the three and six months ended June 30, 2008 and 2007 and the cumulative period from September 1, 1992 (date of inception) through June 30, 2008	4
	Statements of Cash Flows — for the six months ended June 30, 2008 and 2007 and the cumulative period from September 1, 1992 (date of inception) through June 30, 2008	5
	Notes to Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20
ITEM 4.	Controls and Procedures	21
PART II. Other Information		21
ITEM 1.	Legal Proceedings	21
ITEM 1A.	Risk Factors	21
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
ITEM 3.	Defaults Upon Senior Securities	37
ITEM 4.	Submission of Matters to a Vote of Security Holders	37
ITEM 5.	Other Information	37
ITEM 6.	Exhibits	37
SIGNATURES		39

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.

BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$46,610,533	$15,919,664
Restricted cash	183,334	183,334
Investments in marketable securities	49,487,845	41,836,566
Prepaid research and development expenses	722,645	524,704
Prepaid expenses and other assets	2,843,503	2,374,471
Total current assets	99,847,860	60,838,739
Investments in marketable securities	10,367,602	—
Property and equipment, net	649,633	621,451
Total assets	$110,865,095	$61,460,190
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,687,608	$1,191,849
Accrued liabilities	7,954,605	7,689,338
Total current liabilities	9,642,213	8,881,187
Commitments and contingencies (See Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2008 and December 31, 2007; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,000,000 shares designated from authorized preferred stock at June 30, 2008 and December 31, 2007; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at June 30, 2008 and December 31, 2007; 80,756,964 and 67,641,943 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	80,757	67,642
Additional paid-in capital	372,901,414	300,440,336
Deficit accumulated during the development stage	(271,759,289)	(247,928,975)
Total stockholders’ equity	101,222,882	52,579,003
Total liabilities and stockholders’ equity	$110,865,095	$61,460,190

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from September 1, 1992 (date of inception) through June 30,
	2008	2007	2008	2007	2008

Operating expenses:
Research and development	$5,403,924	$4,360,787	$11,377,536	$7,650,215	$136,677,408
Clinical manufacturing	1,485,052	1,384,804	3,071,610	2,532,108	37,683,716
Marketing, general and administrative	5,438,764	5,514,923	10,450,128	10,262,519	113,280,669
Restructuring and separation costs	—	—	—	—	1,663,821

Total operating expenses	12,327,740	11,260,514	24,899,274	20,444,842	289,305,614

Loss from operations	(12,327,740)	(11,260,514)	(24,899,274)	(20,444,842)	(289,305,614)
Gain on settlement claims	—	—	—	—	5,110,083
Interest and other income, net	504,025	909,140	1,068,960	1,682,604	22,672,706

Net loss	(11,823,715)	(10,351,374)	(23,830,314)	(18,762,238)	(261,522,825)

Dividend related to beneficial conversion feature of preferred stock	—	—	—	—	(10,236,464)

Net loss attributable to common stockholders	$(11,823,715)	$(10,351,374)	$(23,830,314)	$(18,762,238)	$(271,759,289)

Basic and diluted net loss per share	$(0.16)	$(0.16)	$(0.34)	$(0.29)

Weighted average shares outstanding: basic and diluted	72,382,487	65,645,678	69,916,800	63,908,192

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,		Cumulative Period From September 1, 1992 (date of inception) through
	2008	2007	June 30, 2008
Cash Flows From Operating Activities:
Net loss	$(23,830,314)	$(18,762,238)	$(261,522,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	207,088	170,545	3,655,397
Stock-based compensation expense	4,103,659	3,117,296	36,385,378
Write-off of long-term investment	—	—	1,000,000
Other	—	—	99,121
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(666,973)	(579,325)	(3,556,148)
Interest receivable on investments	(106,730)	(418,790)	(772,039)
Accounts payable	495,759	363,982	1,687,608
Accrued liabilities	265,267	607,168	7,954,605
Net cash used in operating activities	(19,532,244)	(15,501,362)	(215,068,903)
Cash Flows From Investing Activities:
Acquisition of property and equipment	(235,269)	(134,264)	(4,051,023)
Pledge of restricted cash	—	—	(183,334)
Purchases of marketable securities	(59,112,151)	(57,348,702)	(574,770,377)
Proceeds from sales of marketable securities	41,200,000	28,660,000	515,686,969
Purchase of long-term investment	—	—	(1,000,000)
Payments received on notes receivable	—	—	49,687
Net cash used in investing activities	(18,147,420)	(28,822,966)	(64,268,078)
Cash Flows From Financing Activities:
Principal payments under capital leases	—	—	(422,088)
Proceeds from sales leaseback	—	—	120,492
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	89,125,640
Proceeds from issuance of common stock associated with stock options, stock warrants and employee stock purchase plan	3,215,274	884,014	12,816,392
Proceeds from issuance of common stock, net of issuance costs	65,155,259	50,257,207	224,307,078
Net cash provided by financing activities	68,370,533	51,141,221	325,947,514
Net increase in cash and cash equivalents	30,690,869	6,816,893	46,610,533
Cash and cash equivalents, beginning of period	15,919,664	10,070,526	—
Cash and cash equivalents, end of period	$46,610,533	$16,887,419	$46,610,533
Supplemental Schedule of Cash and Non-cash Operating and Financing Activities:
Cash paid for interest	$—	$—	$1,033,375
Issuance of stock in exchange for license agreement	—	—	40,000
Capital lease obligations incurred for acquisition of property and equipment	—	—	422,088
Issuance of stock in exchange for notes receivable	—	—	139,687
Conversion of preferred stock to common stock	—	—	89,125,640

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.                 Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2007 for a broader discussion of our business and the opportunities and risks inherent in such business.

Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations.  Our activities have consisted primarily of in-licensing and developing product candidates, raising capital and recruiting personnel.  Accordingly, we are considered to be in the development stage as of June 30, 2008, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

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

Even if our clinical trials demonstrate the safety and effectiveness of our product candidates in their target indications, we do not expect to be able to generate commercial sales for any of our product candidates until the second half of 2009 at the earliest.  We expect to incur significant and growing net losses for the foreseeable future as a result of our research and development programs and the costs of preparing for the potential commercial launch of PDX.  Although the size and timing of our future net losses are subject to significant uncertainty, we expect them to increase over the next several years as we continue to fund our development programs and prepare for the potential commercial launch of PDX.

As of June 30, 2008, we had $106.5 million in cash, cash equivalents and investments in marketable securities.  Based upon the current status of our product development plans, we believe that our cash, cash equivalents, and investments in marketable securities as of June 30, 2008 should be adequate to support our operations for at least 12 months, although there can be no assurance that this can, in fact, be accomplished. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

2.                 Prepaid Expenses and Other Assets

Prepaid expenses and other assets are comprised of the following:

	June 30, 2008	December 31, 2007
Prepaid expenses and other assets	$1,080,503	$615,471
Receivable related to pending litigation settlement (see Note 7)	1,763,000	1,759,000
	$2,843,503	$2,374,471

3.                 Accrued Liabilities

Accrued liabilities are comprised of the following:

	June 30, 2008	December 31, 2007
Accrued research and development expenses	$2,342,024	$1,571,975
Accrued litigation settlement costs (see Note 7)	2,000,000	2,000,000
Accrued personnel costs	1,597,304	2,122,805
Accrued clinical manufacturing expenses	1,330,749	1,259,799
Accrued expenses—other	669,266	696,027
Accrued restructuring and separation costs	15,262	38,732
	$7,954,605	$7,689,338

4.                 Stockholders’ Equity

On May 29, 2008, we sold 12,420,000 shares of our common stock in an underwritten public offering at a price of $5.64 per share.  The number of shares issued includes 1,620,000 shares purchased by the underwriters pursuant to their exercise in full of their overallotment option.  We received net proceeds from the offering of approximately $65.2 million, after deducting $4.2 million of underwriting commissions and $691,000 of estimated offering expenses. The shares of common stock were sold under our shelf Registration Statement on Form S-3, declared effective by the SEC on June 5, 2007.

At our Annual Meeting of Stockholders held on June 24, 2008, the stockholders of Allos Therapeutics, Inc. approved the Allos Therapeutics, Inc. 2008 Equity Incentive Plan (the “2008 Plan”).  The 2008 Plan authorizes the issuance of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and forms of equity compensation, which may be granted to employees, directors and consultants. Only employees may receive incentive stock options. The 2008 Plan succeeds and continues the Company’s 2006 Inducement Award Plan, 2002 Broad Based Equity Incentive Plan, and 2000 Stock Incentive Compensation Plan (the “Prior

Plans”).  As of June 24, 2008, no additional stock awards will be granted under the Prior Plans and all outstanding stock awards granted under the Prior Plans are deemed to be stock awards granted under the 2008 Plan (but remain subject to the terms of the Prior Plans with respect to which they were originally granted).

12,550,843 shares of the Company’s common stock may be issued pursuant to stock awards granted under the 2008 Plan, provided that all stock awards granted after the June 24, 2008 effective date of the 2008 Plan, other than stock options and stock appreciation rights granted with an exercise price of at least 100% of such stock award’s fair market value on the date of grant, will reduce the number of shares available for issuance under the 2008 Plan by 1.35 shares per share granted pursuant to the stock award.  If a stock award under the 2008 Plan expires or otherwise terminates without being exercised in full, the shares of common stock of the Company not acquired pursuant to the stock award will again become available for issuance under the 2008 Plan.  In addition, shares issued pursuant to a stock award that are forfeited to or repurchased by the Company prior to becoming fully vested and shares that are cancelled pursuant to an exchange or repricing program will become available for the grant of new stock awards under the 2008 Plan.  Shares of common stock that revert to and again become available for issuance under the 2008 Plan and that prior to such reversion were granted pursuant to a stock award that reduced the number of shares available under the 2008 Plan by 1.35 shares per share granted pursuant to such stock award, shall cause the number of shares of common stock of the Company available for issuance under the 2008 Plan to increase by 1.35 shares upon such reversion.

5.                 Stock-Based Compensation

In accordance with the modified prospective transition method of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), stock-based compensation expense for the three and six months ended June 30, 2008 and 2007 has been recognized in the accompanying Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development	$661,830	$544,111	$1,337,617	$808,411
Clinical manufacturing	103,782	46,931	207,012	82,949
Marketing, general and administrative	1,223,536	1,222,874	2,559,030	2,225,936
Total stock-based compensation expense	$1,989,148	$1,813,916	$4,103,659	$3,117,296

We did not recognize a related tax benefit during the three or six months ended June 30, 2008 and 2007 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of June 30, 2008.   No stock-based compensation expense was capitalized on our Balance Sheets as of June 30, 2008 and December 31, 2007.

The following table summarizes activity and related information for our stock option awards:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	6,405,430	$4.68	2,754,274	$3.80
Granted	2,087,812	6.25
Exercised	(683,963)	4.62
Canceled	(365,873)	5.84
Outstanding at June 30, 2008	7,443,406	$5.07	3,047,671	$4.12

During the six months ended June 30, 2008, we granted 2,087,812 stock options with a weighted-average grant-date fair value of $3.95 per share.  As of June 30, 2008, the unrecorded stock-based compensation balance related to stock option awards was $9,420,280 and will be recognized over an estimated weighted-average amortization period of 1.5 years.

The following table summarizes information about outstanding stock options that are fully vested and currently exercisable, and outstanding stock options that are expected to vest in the future:

	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value
As of June 30, 2008:
Options fully vested and exercisable	3,047,671	6.3	$4.12	$8,863,531
Options expected to vest, including effects of expected forfeitures	3,824,046	9.0	$5.71	4,916,011
Options fully vested and expected to vest	6,871,717	7.8	$5.00	$13,779,542

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $6.91 as of June 30, 2008, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.  The total number of in-the-money options exercisable as of June 30, 2008 was 2,663,033.

The total intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was $715,597 and $502,894, respectively, determined as of the date of option exercise.  The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $1,443,857 and $951,441, respectively, determined as of the date of option exercise. We settle employee stock option exercises with newly issued common shares.  No tax benefits were realized by us in connection with these exercises during the three or six months ended June 30, 2008 and 2007 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit.

The following table summarizes activity and related information for restricted stock awards granted under our equity incentive plans:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2007	412,500	$3.89
Granted	—	—
Vested	(128,750)	3.74
Nonvested at June 30, 2008	283,750	$3.95

The shares of restricted stock vest in four equal annual installments from the date of grant.  During the three months ended June 30, 2008 and 2007, we recorded stock-based compensation related to restricted stock awards of $93,480 and $181,131, respectively.  During the six months ended June 30, 2008 and 2007, we recorded stock-based compensation related to restricted stock awards of $240,979 and $359,188, respectively.  As of June 30, 2008, the unrecorded stock-based compensation balance related to restricted stock awards was $456,093 and will be recognized over an estimated weighted-average amortization period of 1.4 years.

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

Diluted net loss per share is the same as basic net loss per share for all periods presented because any potential dilutive common shares were anti-dilutive due to our net loss (as including such shares would decrease our basic net loss per share). Potential dilutive common shares that would have been included in the calculation of diluted earnings per share if we had net income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Common stock options	1,665,841	2,142,589	1,727,920	2,331,681
Restricted stock	303,695	515,000	344,087	515,000
Common stock warrants	—	279,088	—	297,696
	1,969,536	2,936,677	2,072,007	3,144,377

7.                 Commitments and Contingencies

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

On November 20, 2005, the plaintiff appealed the District Court’s decision to the U.S. Court of Appeals for the Tenth Circuit (the “Court of Appeals”).   On February 6, 2008, the parties signed a stipulation of settlement, settling the case for $2,000,000. Neither we nor our former officer admits any liability in connection with the settlement. The Court of Appeals accordingly has remanded the case to the District Court for consideration of the settlement.  The settlement is subject to various conditions, including without limitation approval of the District Court.  We expect that the amount of the settlement in excess of our deductible will be covered by our insurance carrier.  In the event the settlement does not become final, we intend to vigorously defend against the plaintiff’s appeal. If the Court of Appeals then were to reverse the District Court’s decision and we were not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims were successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. As of June 30, 2008, we have recorded $2,000,000 in accrued litigation settlement costs, which represents our best estimate of the potential gross amount of the settlement costs to be paid to the plaintiffs, and $1,763,000 in prepaid expenses and other assets, which represents the amount we expect to be reimbursed from our insurance carrier. The net difference of $237,000 between these amounts represents the remaining unpaid deductible under our insurance policy, and this amount was recorded to marketing, general and administrative expenses during the year ended December 31, 2006.

Lease Commitments

On June 16, 2008, we entered into an amendment to the lease agreement for our corporate headquarters facility.  As part of the amendment we extended the term of the lease from November 1, 2008 for a period of 39 months to expire January 31, 2012.  We also will have the right, subject to the terms of the amendment, to extend the term of the lease agreement for one additional period of three years thereafter. We reduced the number of rentable square feet included in the leased premises to approximately 34,536 square feet.

8.                 Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and we adopted it on January 1, 2008. The application of SFAS 157 to certain items has been deferred and will be effective for fiscal years beginning after November 15, 2008 and interim periods within that year.  The adoption of this pronouncement did not have a material impact on our results of operations or financial position for the three and six month periods ended June 30, 2008. We have no assets or liabilities that were measured using significant unobservable inputs (Level 3 assets and liabilities) as of June 30, 2008.  Our financial instruments include cash and cash equivalents, investments in marketable securities, prepaid expenses, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate their fair value due to their short maturities. The carrying values of our cash equivalents and investments in marketable securities approximate their market values based on quoted market prices, or Level 1 inputs. We account for investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in marketable securities are classified as held to maturity and are carried at cost plus accrued interest.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007 and we adopted it on January 1, 2008. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of this pronouncement did not have a material impact on our results of operations or financial position for the three and six month periods ended June 30, 2008, as we did not elect to measure any of our financial instruments at fair value.

In June 2007, the Emerging Issues Task Force, or EITF, issued a consensus, EITF 07-3, Advance Payments for Research and Development Activities, which states that non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been rendered.  EITF 07-3 is to be applied prospectively for new contractual arrangements entered into in fiscal years beginning after December 15, 2007 and we adopted it on January 1, 2008. The adoption did not result in a material change to our current accounting practice.

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

In December 2007, the FASB issued SFAS 141(R), Business Combinations. This Statement replaces SFAS 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the potential impact of this statement.  We do not expect any impact on our financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the potential impact of this statement. We do not expect any impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS 161 also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within beginning after that date. We are currently evaluating the potential impact of this statement. We do not expect any impact on our financial statements.

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

In August 2006, we initiated PROPEL, an international, multi-center, open-label, single-arm Phase 2 clinical trial of PDX in patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL, that we believe, if positive, will be sufficient to support the filing of a new drug application, or NDA, to seek marketing approval for PDX in this indication.   Patients receive 30 mg/m2 of PDX once every week for six weeks followed by one week of rest per cycle of treatment.  The treatment regimen also includes vitamin B12 and folic acid supplementation. The primary endpoint of the study is objective response rate, either complete or partial response, which will be assessed by central independent oncology review.  Duration of response is the key secondary endpoint.  All patients enrolled in the trial will continue to be followed for long-term survival.

In July 2006, we reached agreement with the U.S. Food and Drug Administration, or FDA, under its special protocol assessment, or SPA, process on the design of this Phase 2 trial.  The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of an NDA, and provides an agreement that the trial design, including trial size, clinical endpoints and data analyses are acceptable to the FDA.  The SPA agreement is not a guarantee of approval, and we cannot assure you that the design of, or data collected from, the PROPEL trial will be adequate to demonstrate the safety and efficacy of PDX for the treatment of PTCL, or otherwise be sufficient to support FDA or any foreign regulatory approval.  In addition, the response rate, duration of response and safety profile required to support FDA approval are not specified in the PROPEL trial protocol and will be subject to FDA review.

In accordance with the PROPEL trial protocol, three pre-planned interim analyses of safety data and one pre-planned interim analysis of response data have been conducted.  In January, September and December 2007, we announced that an independent data monitoring committee, or DMC, completed interim analyses of safety data from the first 10, 35 and 65 evaluable patients who completed at least one cycle of treatment with PDX, respectively, and recommended that the trial continue per the protocol at each analysis.  No major safety concerns were identified by the DMC.  In September 2007, we announced that the results of the interim analysis of patient response data exceeded the pre-specified threshold for continuation of the trial, which required a minimum of four responses, either complete or partial responses, out of the first 35 evaluable patients, as determined by central independent oncology review.

We completed patient enrollment in the PROPEL trial in April 2008, with more than 100 evaluable patients enrolled at sites across the United States, Canada and Europe. In May 2008, we reported interim response and safety data from the PROPEL trial. Twenty-nine percent, or 19 of the first 65 evaluable patients enrolled in the trial, experienced either a complete or partial response, as assessed by central independent oncology review. Forty-five percent, or 29 of the first 65 evaluable patients, experienced either a complete or partial response, as assessed by the PROPEL investigators. Patients are considered evaluable if they received at least one dose of PDX and their diagnosis of PTCL has been confirmed by independent review.  The median duration of response for these patients could not be estimated due to the current length of follow-up. The most common drug related grade 3/4 adverse events were mucositis and thrombocytopenia, which were observed in 14% and 23% of patients, respectively. Patients received a median of three prior treatment regimens.

We currently expect to report top line results of the PROPEL trial by the end of 2008, although the actual timing may vary based on a number of factors.  Following our review of the trial results, we intend to submit a New Drug Application for PDX for the treatment of patients with relapsed or refractory PTCL as expeditiously as possible.

Our decision to begin PROPEL was based upon interim data from an ongoing Phase 1/2 single-center, open-label, single-arm study of PDX in patients with relapsed or refractory non-Hodgkin’s lymphoma, or NHL, and Hodgkin’s disease. Interim data from this trial, which was most recently presented at the AACR-NCI-EORTC conference in October 2007, demonstrated a high overall response rate in patients with various subtypes of T-cell lymphoma. Notably, investigator-assessed responses were observed in 14 of 26 (54%) evaluable patients with T-cell lymphoma, including nine complete responses and five partial responses. The addition of vitamins to the treatment regimen appeared to mitigate the occurrence of advanced grade stomatitis, or mouth ulcers, a toxicity commonly associated with PDX.

In July 2006, the FDA awarded orphan drug designation to PDX for the treatment of patients with T-cell lymphoma. The FDA may award orphan drug designation to drugs that target conditions affecting 200,000 or fewer patients per year in the United States. Under the Orphan Drug Act, if we are the first company to receive FDA approval for PDX for this orphan drug indication, we will obtain seven years of marketing exclusivity during which the FDA may not approve another company’s application for the same drug for the same orphan indication. Orphan drug exclusivity would not prevent FDA approval of a different drug for the orphan drug indication or the same drug for a different indication. In October 2006, the FDA granted fast track designation to PDX for the treatment of patients with T-cell lymphoma. The fast track program is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. In April 2007, the European Commission, with a favorable opinion of the Committee for Orphan Medicinal Products of the European Medicines Agency, or EMEA, granted orphan medicinal product designation to PDX for the treatment of patients with PTCL. The EMEA orphan medicinal product designation, or OMPD, is intended to promote the development of drugs that may provide significant benefit to patients suffering from rare diseases identified notably as life-threatening, chronically debilitating or very serious. Under EU regulation, OMPD provides ten years of potential market exclusivity once the product candidate is approved for marketing for the designated indication in the European Union, which can be reduced to six years or terminated in certain circumstances.

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

•                  a Phase 1, open-label, multi-center study of PDX with vitamin B12 and folic acid supplementation in patients with relapsed or refractory cutaneous T-cell lymphoma, or CTCL.  We initiated patient enrollment in this study in August 2007.  We plan to enroll up to 56 evaluable patients in the study, including at least 20 patients at what we believe to be the optimal dose and schedule. In June 2008, we announced interim data from the study. Data were presented on 17 patients, including 14 evaluable patients who completed at least one cycle of treatment with PDX at doses ranging from 15 - 30 mg/m2 as part of a weekly schedule for two or three weeks followed by one week of rest. Patients received a median of three prior systemic therapies. Investigator-assessed responses were observed in seven of 14 evaluable patients (50%), including two complete responses and five partial responses.  Responses were observed in all four treatment cohorts.  The most common adverse event was mucositis, with Grade 2 mucositis observed in six of 17 patients and Grade 3 mucositis observed in two of 17 patients.  There were no Grade 4 toxicities and no thrombocytopenia above Grade 1.

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

•                  a Phase 2b, randomized, multi-center study comparing PDX and Tarceva® (erlotinib), both with vitamin B12 and folic acid supplementation, in patients with Stage IIIB/IV NSCLC who are, or have been, cigarette smokers who have failed treatment with at least one prior platinum-based chemotherapy regimen.  We initiated patient enrollment in this study in January 2008. The study will seek to enroll approximately 160 patients in up to 50 investigative sites worldwide. Based on current enrollment rates, we expect to complete patient enrollment in this study in the second half of 2009.

•                  a Phase 2, open-label, single-arm, multi-center study of PDX in patients with advanced or metastatic relapsed transitional cell carcinoma, or TCC, of the urinary bladder.  We initiated patient enrollment in this study in July 2008.  The study will seek to enroll approximately 41 patients in up to 20 investigative sites worldwide.  The primary endpoint of the study is objective response rate (complete and partial response). Secondary endpoints include duration of response, clinical benefit rate, progression-free survival, or PFS, overall survival and the safety and tolerability of PDX.  In this study, patients will receive PDX as an intravenous, or IV, push administered on days 1 and 15 of a 4-week/28 day cycle.  The initial dose of PDX will be 190 mg/m2, which may be adjusted based on criteria defined in the protocol.  Patients will receive concurrent vitamin therapy of B12 and folic acid.

In addition to our ongoing NSCLC and bladder cancer studies, we are evaluating the potential future development of PDX for other solid tumor indications, including Stage III/IV head and neck cancer and Stage III/IV breast cancer, among others.  There can be no assurances that we will pursue the development of PDX for one or more of these indications or that such development efforts will be ultimately successful.

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

Even if our clinical trials demonstrate the safety and effectiveness of our product candidates in their target indications, we do not expect to be able to generate commercial sales of any of our product candidates until the second half of 2009, at the earliest. We expect to continue incurring net losses and negative cash flows for the foreseeable future.  Although the size and timing of our future net losses are subject to significant uncertainty, we expect them to increase over the next several years as we continue to fund our research and development programs and prepare for the potential commercial launch of PDX.

Comparison of three and six months ended June 30, 2008 and 2007

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Operating expenses:
Research and development	$5,403,924	$4,360,787	$11,377,536	$7,650,215
Clinical manufacturing	1,485,052	1,384,804	3,071,610	2,532,108
Marketing, general and administrative	5,438,764	5,514,923	10,450,128	10,262,519

Total operating expenses	$12,327,740	$11,260,514	$24,899,274	$20,444,842

Research and Development.  Research and development expenses include the costs of certain personnel, basic research, preclinical studies, clinical trials, regulatory affairs, biostatistical data analysis and licensing fees for our product candidates.

Research and development expenses for the three months ended June 30, 2008 and 2007 were $5.4 million and $4.4 million, respectively.  The $1.0 million increase in research and development expenses in the three months ended June 30, 2008 as compared to the same period in 2007 was primarily due to a $2.0 million increase in clinical trial costs involving PDX, including increased costs for PROPEL and initiation of patient enrollment in two new trials involving PDX after the second quarter of 2007.

This increase was partially offset by:

•                  a $585,000 decrease in clinical trial costs related to EFAPROXYN, which includes $308,000 of expenses during the three months ended June 30, 2007 for estimated costs to be incurred in connection with closing out our EFAPROXYN trials as a result of the discontinuation of the EFAPROXYN development program; and

•                  a $290,000 decrease in preclinical study costs, primarily related to PDX.

Research and development expenses for the six months ended June 30, 2008 and 2007 were $11.4 million and $7.7 million, respectively.  The $3.7 million increase in research and development expenses in the six months ended June 30, 2008 as compared to the same period in 2007 was primarily due to the following:

•                  a $4.3 million increase in clinical trial costs involving PDX, including increased costs for PROPEL and initiation of patient enrollment in two new trials involving PDX after the second quarter of 2007;

•                  a $529,000 increase in non-cash stock-based compensation expense, as discussed in more detail below; and

•                  a $240,000 increase related to key personnel changes and related travel costs, mainly attributable to additional headcount and increases in compensation costs year over year.

These increases were partially offset by:

•                  a $631,000 decrease in clinical trial costs related to EFAPROXYN, which includes $308,000 of expenses during the six months ended June 30, 2007 for estimated costs to be incurred in connection with closing out our EFAPROXYN trials as a result of the discontinuation of the EFAPROXYN development program; and

•                  a $727,000 decrease in preclinical study costs, primarily related to PDX.

For the second half of 2008, we expect our research and development expenses to increase relative to the amount recorded for the six months ended June 30, 2008 due to the following:

•                  increases in costs for our ongoing and planned clinical trials and preclinical studies for PDX;

•                  an increase in personnel costs, primarily resulting from additional headcount; and

•                  an increase in non-cash stock-based compensation expense related to grants for new employees and a full six-months of expense related to our annual grants to existing employees which occurred at the end of February 2008.

Clinical Manufacturing. Clinical manufacturing expenses include the costs of certain personnel, third-party manufacturing costs for development of drug materials for use in clinical trials and preclinical studies, and costs associated with pre-commercial scale-up of manufacturing to support anticipated regulatory and potential commercial requirements.

Clinical manufacturing expenses for the three months ended June 30, 2008 and 2007 were $1.5 million and $1.4 million, respectively.  The $100,000 increase in clinical manufacturing expenses in the three months ended June 30, 2008 as compared to the same period in 2007 was primarily due to increased consulting costs.

Clinical manufacturing expenses for the six months ended June 30, 2008 and 2007 were $3.1 million and $2.5 million, respectively.  The $540,000 increase in clinical manufacturing expenses in the six months ended June 30, 2008 as compared to the same period in 2007 was primarily due to a $339,000 increase related to key personnel changes and related travel costs, mainly attributable to additional headcount and increases in compensation costs year over year.

For the second half of 2008, we expect our clinical manufacturing expenses to increase relative to the amount recorded for the six months ended June 30, 2008 due to the following:

•                  increases in order to support our requirements for ongoing and planned clinical trials and pre-commercial scale-up; and

•                  an increase in non-cash stock-based compensation expense related to grants for new employees and a full six-months of expense related to our annual grants to existing employees which occurred at the end of February 2008.

Marketing, General and Administrative.  Marketing, general and administrative expenses include costs for pre-marketing activities, corporate development, executive administration, corporate offices and related infrastructure.

Marketing, general and administrative expenses for the three months ended June 30, 2008 and 2007 were $5.4 million and $5.5 million, respectively.  The $76,000 decrease in marketing, general and administrative expenses in the three months ended June 30, 2008 as compared to the same period in 2007 was primarily due to a $453,000 decrease in market research and consulting expenses as a result of the discontinuation of our EFAPROXYN development program in June 2007, offset by a $480,000 increase in PDX portfolio development and commercialization planning activities.

Marketing, general and administrative expenses for the six months ended June 30, 2008 and 2007 were $10.5 million and $10.3 million, respectively. The $188,000 increase in marketing, general and administrative expenses in the six months ended June 30, 2008 as compared to the same period in 2007 was primarily due to the following:

•      a $568,000 increase in PDX portfolio development and commercialization planning activities; and

•      a $333,000 increase in non-cash stock-based compensation expense, as discussed in more detail below.

This increase was partially offset by a $739,000 decrease in market research and consulting expenses as a result of the discontinuation of our EFAPROXYN development program in June 2007.

For the second half of 2008, we expect our marketing, general and administrative expenses to increase relative to the amount recorded for the six months ended June 30, 2008 due to the following:

•       an increase in personnel costs, primarily resulting from additional headcount;

•       an increase in costs relating to the preparation for the potential commercial launch of PDX, in the event we obtain regulatory approval; and

•       an increase in non-cash stock-based compensation expense related to grants for new employees and a full six-months of expense related to our annual grants to existing employees which occurred at the end of February 2008.

Stock-based Compensation Expense.  Stock-based compensation expense for the three and six months ended June 30, 2008 and 2007 has been recognized in our Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development	$661,830	$544,111	$1,337,617	$808,411
Clinical manufacturing	103,782	46,931	207,012	82,949
Marketing, general and administrative	1,223,536	1,222,874	2,559,030	2,225,936
Total stock-based compensation expense	$1,989,148	$1,813,916	$4,103,659	$3,117,296

The $2.0 million of stock-based compensation recognized in the three months ended June 30, 2008 was primarily related to our stock option plans.  Of the $1.8 million of stock-based compensation recognized in the three months ended June 30, 2007, $1.6 million was related to our stock option plans, $181,000 related to restricted stock and $14,000 was related to our employee stock purchase plan. The $175,000 increase in stock-based compensation expense in the three months ended June 30, 2008 as compared to the same period in 2007 was primarily due to an increase in the number of options granted to new employees.

Of the $4.1 million of stock-based compensation recognized in the six months ended June 30, 2008, $3.8 million was related to our stock option plans, $241,000 related to restricted stock and $25,000 was related to our employee stock purchase plan.  Of the $3.1 million of stock-based compensation recognized in the six months ended June 30, 2007, $2.7 million was related to our stock option plans, $359,000 related to restricted stock and $23,000 was related to our employee stock purchase plan. The $986,000 increase in stock-based compensation expense in the six months ended June 30, 2008 as compared to the same period in 2007 was primarily due to an increase in the number of options granted to new employees and our annual grants to existing employees which occurred in February 2008.

As of June 30, 2008, the unrecorded stock-based compensation balance related to stock option awards was $9.4 million and will be recognized over an estimated weighted-average amortization period of 1.5 years. As of June 30, 2008, the unrecorded stock-based compensation balance related to restricted stock awards was $456,000 and will be recognized over an estimated weighted-average amortization period of 1.4 years.

Interest and Other Income, Net.  Interest income for the three months ended June 30, 2008 and 2007 was $504,000 and $909,000, respectively.  Interest income, net of interest expense, for the six months ended June 30, 2008 and 2007 was $1.1 million and $1.7 million, respectively.  The $405,000 and $614,000 decreases in net interest income in the three and six months ended June 30, 2008 as compared to the same periods in 2007 were primarily due to lower average investment balances and lower yields on our cash, cash equivalents and investments in marketable securities.

Liquidity and Capital Resources

As of June 30, 2008, we had $106.5 million in cash, cash equivalents, and investments in marketable securities.  Since our inception, we have financed our operations primarily through public and private sales of our equity securities, which have resulted in net proceeds to us of $326.2 million through June 30, 2008.  We have also generated $22.7 million of net interest income since our inception from investing the net proceeds of these financings.

We have used $215.1 million of cash for operating activities from our inception through June 30, 2008.  Net cash used to fund our operating activities for the six months ended June 30, 2008 and 2007 was $19.5 million and $15.5 million, respectively.

Net cash used in investing activities for the six months ended June 30, 2008 and 2007 was $18.1 million and $28.8 million, respectively, and consisted primarily of the purchase of investments in marketable securities, partially offset by the proceeds from maturities of investments in marketable securities.

Net cash provided by financing activities for the six months ended June 30, 2008 was $68.4 million and consisted primarily of the net proceeds from the sale of 12,420,000 shares of our common stock in May 2008 in an underwritten public offering at a price of $5.64 per share (the “May 2008 Financing”) and proceeds from the issuance of common stock associated with stock options exercised by our employees and sales of stock under our employee stock purchase plan of $3.2 million.  We received net proceeds from the May 2008 Financing of approximately $65.2 million, after deducting $4.2 million of underwriting commissions and $691,000 of estimated offering expenses.  The shares of common stock were sold under our shelf Registration Statement on Form S-3, declared effective by the SEC on June 5, 2007.  Net cash provided by financing activities for the six months ended June 30, 2007 was $51.1 million and consisted primarily of the net proceeds from the sale of 9,000,000 shares of our common stock in February 2007 in an underwritten offering at a price of $6.00 per share (the “February 2007 Financing”).  We received net proceeds from the February 2007 Financing of approximately $50.3 million, after deducting underwriting commissions of approximately $3.2 million and other offering expenses of approximately $503,000. The shares of common stock were sold under our shelf Registration Statement on Form S-3, declared effective by the SEC on July 10, 2006.

Based upon the current status of our product development plans, we believe that our cash, cash equivalents, and investments in marketable securities as of June 30, 2008 should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Lease Commitments

On June 16, 2008, we entered into an amendment to the lease agreement for our corporate headquarters facility.  As part of the amendment we extended the term of the lease from November 1, 2008 for a period of 39 months to expire January 31, 2012.  We also will have the right, subject to the terms of the amendment, to extend the term of the lease agreement for one additional period of three years thereafter. We reduced the number of rentable square feet included in the leased premises to approximately 34,536 square feet.

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

Recent Accounting Pronouncements

For a description of our recent accounting pronouncements, please see Note 8 of the unaudited June 30, 2008 financial statements included herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments or auction rate securities in our investment portfolio and have no foreign exchange contracts.  Our financial instruments as of June 30, 2008 consist of cash, cash equivalents, investments in marketable securities, and accounts payable.  All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

We invest in marketable securities in accordance with our investment policy.  The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields.  Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.  The average duration of the issues in our portfolio of investments in marketable securities as of June 30, 2008 is approximately seven months.  As of June 30, 2008, our investments in marketable securities of $59.9 million are all classified as held-to-maturity and were held in a variety of interest-bearing instruments, consisting mainly of high-grade corporate notes.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (the “Evaluating Officers”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on that evaluation, our management, including the Evaluating Officers, concluded that our disclosure controls and procedures were effective as of June 30, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Evaluating Officers, as appropriate, to allow timely decisions regarding required disclosure.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On November 20, 2005, the plaintiff appealed the District Court’s decision to the U.S. Court of Appeals for the Tenth Circuit (the “Court of Appeals”).   On February 6, 2008, the parties signed a stipulation of settlement, settling the case for $2,000,000. Neither we nor our former officer admits any liability in connection with the settlement. The Court of Appeals accordingly has remanded the case to the District Court for consideration of the settlement.  The settlement is subject to various conditions, including without limitation approval of the District Court.  We expect that the amount of the settlement in excess of our deductible will be covered by our insurance carrier.  In the event the settlement does not become final, we intend to vigorously defend against the plaintiff’s appeal. If the Court of Appeals then were to reverse the District Court’s decision and we were not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims were successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. As of June 30, 2008, we have recorded $2,000,000 in accrued litigation settlement costs, which represents our best estimate of the potential gross amount of the settlement costs to be paid to the plaintiffs, and $1,763,000 in prepaid expenses and other assets, which represents the amount we expect to be reimbursed from our insurance carrier. The net difference of $237,000 between these amounts represents the remaining unpaid deductible under our insurance policy, and this amount was recorded to marketing, general and administrative expenses during the year ended December 31, 2006.

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

We have a history of net losses and an accumulated deficit, and we may never generate revenue or achieve or maintain profitability in the future. *

Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations. To date, we have financed our operations primarily through the private and public sale of securities.  For the six months ended June 30, 2008, we had a net loss of $23.8 million.  As of June 30, 2008, we had accumulated a deficit during our development stage of $271.8 million.  We have incurred these losses principally from costs incurred in our research and development programs, clinical manufacturing and from our marketing, general and administrative expenses. We expect to continue incurring net losses for the foreseeable future. Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates. We may never generate revenue from product sales or become profitable. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates, and in preparing for the potential commercial launch of our product candidates. We may not be able to continue as a going concern if we are unable to generate meaningful amounts of revenue to support our operations or cannot otherwise raise the necessary funds to support our operations.

Our near-term prospects are substantially dependent on PDX, our lead product candidate.  If we are unable to successfully develop and obtain regulatory approval for PDX for the treatment of patients with relapsed or refractory PTCL, our ability to generate revenue will be significantly delayed. *

We currently have no products that are approved for commercial sale. Our product candidates are in various stages of development, and significant research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals for them. Most of our efforts and expenditures over the next few years will be devoted to PDX. Accordingly, our future prospects are substantially dependent on the successful development, regulatory approval and commercialization of PDX for the treatment of patients with relapsed or refractory PTCL. Even if we receive regulatory approval, PDX is not expected to be commercially available for this or any other indication until at least the second half of 2009. RH1 is in an earlier stage of development relative to PDX, and if both PDX and RH1 are approved for marketing, we expect that RH1 would not be commercially available until after PDX is commercially available. Further, certain of the indications that we are pursuing have relatively low incidence rates, which may make it difficult for us to enroll a sufficient number of patients in our clinical trials on a timely basis, or at all, and may limit the revenue potential of our product candidates. If we are unable to successfully develop, obtain regulatory approval for and commercialize PDX for the treatment of relapsed or refractory PTCL, our ability to generate revenue from product sales will be significantly delayed and our stock price would likely decline.

We cannot predict when or if we will obtain regulatory approval to commercialize our product candidates. *

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Our product candidates are in the preclinical and clinical stages of development and have not been approved for marketing in the United States or any other country. A pharmaceutical product cannot be marketed in the United States or most other countries until it has completed a rigorous and extensive regulatory review and approval process. If we fail to obtain regulatory approval to market our product candidates, we will be unable to sell our products and generate revenue, which would jeopardize our ability to continue operating our business. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. We may not obtain regulatory approval for any product candidates we develop, including PDX, or we may not obtain regulatory review of such product candidates in a timely manner. For a complete description of the regulatory approval process and related risks, please refer to the “Government Regulation” section of Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

While we have negotiated a special protocol assessment with the FDA relating to our PROPEL trial, this agreement does not guarantee any particular outcome from regulatory review of the trial or the product, including any regulatory approval. *

The protocol for the PROPEL trial was reviewed by the FDA under its special protocol assessment, or SPA process, which allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA. However, the response rate, duration of response and safety profile required to support FDA approval are not specified in the PROPEL trial protocol and will be subject to FDA review. In addition, even if we believe PROPEL is positive, a SPA agreement is not a guarantee of approval, and we cannot be certain that the design of, or data collected from, the PROPEL trial will be adequate to demonstrate the safety and efficacy of PDX for the treatment of patients with relapsed or refractory PTCL, or otherwise be sufficient to support FDA or any foreign regulatory approval. Further, the SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement was entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed upon trial protocols. In addition, the SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from the PROPEL trial. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreement, how it will interpret the data and results from the PROPEL trial, or whether PDX will receive any regulatory approvals as a result of the SPA agreement or the PROPEL trial. Therefore, despite the potential benefits of the SPA agreement, significant uncertainty remains regarding the clinical development and regulatory approval process for PDX for the treatment of patients with relapsed or refractory PTCL.

We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed. *

Clinical trials must be conducted in accordance with the FDA’s current Good Clinical Practices or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign governmental agencies and Institutional Review Boards, or IRBs, at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under the FDA’s current Good Manufacturing Practices, or cGMP, and may require large numbers of test subjects. Clinical trials may be suspended by the FDA, other foreign governmental agencies, or us for various reasons, including:

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

Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA or their advisors, may disagree with our interpretations of data from preclinical studies and clinical trials. The FDA has substantial discretion in the approval process, and when or whether regulatory approval will be obtained for any drug we develop. For example, even though we established a SPA with the FDA for our PROPEL trial, there is no guarantee that the data generated from the PROPEL trial will be adequate to support FDA approval. Regulatory agencies also may approve a product candidate for fewer conditions than requested or may grant approval subject to the performance of post-marketing studies for a product candidate. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

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

Even if we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory obligations and review. *

Following any regulatory approval of our product candidates, we will be subject to continuing regulatory obligations such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, we or our third-party manufacturers will be required to adhere to regulations setting forth cGMP. These regulations cover all aspects of the manufacturing, storage, testing, quality control and record keeping relating to our product candidates. Furthermore, we or our third-party manufacturers must pass a pre-approval inspection of manufacturing facilities by the FDA and foreign authorities before obtaining marketing approval and will be subject to periodic inspection by these regulatory authorities to ensure strict compliance with cGMP or other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. Such inspections may result in compliance issues that could prevent or delay marketing approval, or require the expenditure of financial or other resources to address. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

If we are unable to effectively protect our intellectual property, we will be unable to prevent third parties from using our technology, which would impair our competitiveness and ability to commercialize our product candidates. In addition, enforcing our proprietary rights may be expensive and result in increased losses. *

Our success will depend in part on our ability to obtain and maintain meaningful patent protection for our products, both in the United States and in other countries. We rely on patents to protect a large part of our intellectual property and our competitive position. Any patents issued to or licensed by us could be challenged, invalidated, infringed, circumvented or held unenforceable, based on, among other things, obviousness, inequitable conduct, anticipation or enablement. In addition, it is possible that no patents will issue on any of our licensed patent applications. It is possible that the claims in patents that have been issued or licensed to us or that may be issued or licensed to us in the future will not be sufficiently broad to protect our intellectual property or that the patents will not provide protection against competitive products or otherwise be commercially valuable. Failure to obtain and maintain adequate patent protection for our intellectual property would impair our ability to be commercially competitive.

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

Furthermore, as with any pharmaceutical company, our patent and other proprietary rights are subject to uncertainty. Our patent rights related to our product candidates might conflict with current or future patents and other proprietary rights of others. For the same reasons, the products of others could infringe our patents or other proprietary rights. Litigation or patent interference proceedings, either of which could result in substantial costs to us, may be necessary to enforce any of our patents or other proprietary rights, or to determine the scope and validity or enforceability of other parties’ proprietary rights. We may be dependant on third parties, including our licensors, for cooperation and information that may be required in connection with the defense and prosecution of our patents and other proprietary rights. The defense and prosecution of patent and intellectual property infringement claims are both costly and time consuming, even if the outcome is favorable to us. Any adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease selling our future products. We are not currently a party to any patent or other intellectual property infringement claims.

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

Even if we obtain approval to market our product candidates in one or more indications, our current or future manufacturers may be unable to accurately and reliably manufacture commercial quantities of our product candidates at reasonable costs, on a timely basis and in compliance with the FDA’s cGMP. If our current or future contract manufacturers fail in any of these respects, our ability to timely complete our clinical trials, obtain required regulatory approvals and successfully commercialize our product candidates will be materially and adversely affected. This risk may be heightened with respect to PDX and RH1 as there are a limited number of fill/finish manufacturers with the ability to handle cytotoxic products such as PDX and RH1. Our reliance on contract manufacturers exposes us to additional risks, including:

•       delays or failure to manufacture sufficient quantities needed for clinical trials in accordance with our specifications or to deliver such quantities on the dates we require;

•       our current and future manufacturers are subject to ongoing, periodic, unannounced inspections by the FDA and corresponding state and international regulatory authorities for compliance with strictly enforced cGMP regulations and similar state and foreign standards, and we do not have control over our contract manufacturers’ compliance with these regulations and standards;

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

We have been named as a defendant in a purported securities class action lawsuit seeking unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN during the period from May 29, 2003 to April 29, 2004 and subsequent declines in our stock price. In an opinion dated October 20, 2005, the U.S. District Court for the District of Colorado concluded that the plaintiff’s complaint failed to meet the legal requirements applicable to its alleged claims and dismissed the lawsuit. On November 20, 2005, the plaintiff appealed the District Court’s decision to the U.S. Court of Appeals for the Tenth Circuit. On February 6, 2008, the parties signed a stipulation of settlement, settling the case for $2,000,000. The defendants do not admit any liability in connection with the settlement. The Court of Appeals has remanded the case to the District Court for consideration of the settlement. The settlement is subject to various conditions, including, without limitation, approval of the District Court.  We expect that the amount of the settlement in excess of our deductible will be covered by our insurance carrier. In the event the settlement does not become final, we intend to vigorously defend against the plaintiff’s appeal. If the Court of Appeals then were to reverse the District Court’s decision and we were not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims were successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. As of June 30, 2008, we have recorded $2,000,000 in accrued litigation settlement costs, which represents our best estimate of the potential gross amount of the settlement costs to be paid to the plaintiffs, and $1,763,000 in prepaid expenses and other assets, which represents the amount we expect to be reimbursed from our insurance carrier. The net difference of $237,000 between these amounts represents the remaining unpaid deductible under our insurance policy, and this amount was recorded to marketing, general and administrative expenses during the year ended December 31, 2006.

Our success depends on retention of our President and Chief Executive Officer, Chief Medical Officer and other key personnel.

We are highly dependent on our President and Chief Executive Officer, Paul L. Berns, our Chief Medical Officer, Pablo J. Cagnoni, M.D., and other members of our management team. We are named as the beneficiary on a term life insurance policy covering Mr. Berns in the amount of $10.0 million. We also depend on academic collaborators for each of our research and development programs. The loss of any of our key employees or academic collaborators could delay our discovery research program and the development and commercialization of our product candidates or result in termination of them in their entirety. Mr. Berns and Dr. Cagnoni, as well as others on our executive management team, have severance agreements with us, but the agreements provide for “at-will” employment with no specified term. Our future success also will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unsuccessful in our recruitment and retention efforts, our business will be harmed.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report on Form 10-K for that fiscal year. Section 404 also requires our independent registered public accounting firm to attest to, and report on, the effectiveness of our internal controls over financial reporting.

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

Warburg Pincus Private Equity VIII, L.P. (“Warburg”) and Baker Brothers Life Sciences, L.P. (“Baker”) each control a substantial percentage of the voting power of our outstanding common stock. *

On March 2, 2005, we entered into a Securities Purchase Agreement with Warburg Pincus Private Equity VIII, L.P. (“Warburg”) and certain other investors pursuant to which we issued and sold an aggregate of 2,352,443 shares of our Series A Exchangeable Preferred Stock (the “Exchangeable Preferred”) at a price per share of $22.10, for aggregate gross proceeds of approximately $52.0 million. On May 18, 2005, at our Annual Meeting of Stockholders, our stockholders voted to approve the issuance of shares of our common stock upon exchange of shares of the Exchangeable Preferred. As a result of such approval, we issued a total of 23,524,430 shares of common stock upon exchange of 2,352,443 shares of Exchangeable Preferred. In connection with its purchase of the Exchangeable Preferred, Warburg entered into a standstill agreement agreeing not to pursue certain activities the purpose or effect of which may be to change or influence the control of the Company.

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

On May 29, 2008, we sold 12,420,000 shares of our common stock in an underwritten public offering at a price of $5.64 per share, for aggregate gross proceeds of approximately $70.0 million (the “May 2008 Financing”).  Warburg and Baker purchased 3,500,000 and 1,500,000 shares, respectively, of the 12,420,000 shares sold in the May 2008 Financing.

As of June 30, 2008, we had 80,756,964 shares of common stock outstanding, of which Warburg owned 26,124,430 shares, or approximately 32.3% of the voting power of our outstanding common stock, and Baker owned 11,248,621 shares, or approximately 13.9% of the voting power of our outstanding common stock. Although each of Warburg and Baker have entered into a standstill agreement with us, they are, and will continue to be, able to exercise substantial influence over any actions requiring stockholder approval.

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

On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, our operating results for the three and six months ended June 30, 2008 and 2007 include, and future periods will include, a charge for stock-based compensation related to employee stock options, restricted stock and discounted employee stock purchases.  The application of SFAS 123R requires the use of an option-pricing model to determine the fair value of share-based payment awards.  This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options.

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

We held our 2008 Annual Meeting of Stockholders on June 24, 2008. At such meeting, the following actions were voted upon:

a.         Election of Directors

	For	Withheld
Stephen J. Hoffman, Ph.D., M.D.	61,575,928	495,102
Paul L. Berns	61,565,370	505,660
Michael D. Casey	59,569,370	2,501,200
Stewart Hen	61,574,363	496,667
Jeffrey R. Latts, M.D.	61,568,828	502,202
Jonathan S. Leff	51,777,095	10,293,935
Timothy P. Lynch	59,565,370	2,505,660

b.           Approval of the Company’s 2008 Equity Incentive Plan.

For	Against	Abstentions
54,029,348	1,172,028	20,063

c.            Ratification of the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

For	Against	Abstentions
61,989,621	51,475	29,934

ITEM 5.	OTHER INFORMATION	None

ITEM 6.	EXHIBITS

Exhibit No.	Note	Description
10.1	(1)	Allos Therapeutics, Inc. 2008 Equity Incentive Plan.
10.2	(2)	Form of Option Agreement under the 2008 Equity Incentive Plan.
10.3	(3)	Form of Restricted Stock Award Agreement under the 2008 Equity Incentive Plan.
10.5.3*		Fifth Amendment to Office Lease Agreement dated June 16, 2008 between Allos and Circle Point Properties, LLC.
31.1		Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a).
32.1#		Section 1350 Certification.

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

(1)	Incorporated by reference to Exhibit 99.1 filed with our Registration Statement on Form S-8 filed on June 24, 2008.

(2)	Incorporated by reference to Exhibit 99.2 filed with our Registration Statement on Form S-8 filed on June 24, 2008.

(3)	Incorporated by reference to Exhibit 99.3 filed with our Registration Statement on Form S-8 filed on June 24, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2008	ALLOS THERAPEUTICS, INC.

/s/ Paul L. Berns
Paul L. Berns
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David C. Clark
David C. Clark
Vice President, Finance and Treasurer
(Principal Financial and Accounting Officer)