Form 10-K/A
period 2007-12-31
ALLOS THERAPEUTICS INC
filed 2008-08-25
CIK 1097264

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 20, 2008, there were 67,837,907 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 29, 2008, were incorporated by reference into Part III of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on February 27, 2008, to the extent stated therein.

EXPLANATORY NOTE

Allos Therapeutics, Inc. (“Allos,” “we,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on February 27, 2008 (the “Original Filing”).  This Amendment is being filed solely for the purpose of amending Item 15(a)(3) of Part IV of the Original Filing and the Exhibit Index to the Original Filing to reflect the filing of Exhibit 10.25 herewith.  This Amendment and Exhibit 10.25 hereto are filed in response to a comment letter we received from the Securities and Exchange Commission in connection with the staff’s review of the Original Filing.  In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, no other changes have been made to the Original Filing, and this Amendment does not amend, update or change the financial statements or disclosures in the Original Filing.  This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events.  Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, the Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

ALLOS THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Amendment No. 1

		Page
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	3

	SIGNATURES	6

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)             The following documents are being filed as part of this report:

. . .

(3)            Exhibits.

The following is a list of exhibits filed as part of this Amendment. Where so indicated exhibits that were previously filed are incorporated by reference.

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation.	10-Q	8/7/2006	3.01
3.02	Certificate of Designation of Series A Junior Participating Preferred Stock.	10-Q	8/7/2006	3.02
3.03	Certificate of Amendment to Restated Certificate of Incorporation.	10-Q	8/7/2006	3.03
3.04	Amended and Restated Bylaws of Allos Therapeutics, Inc.	8-K	6/25/2007	3.04
4.01	Form of Common Stock Certificate.	S-1/A	3/17/2000	4.01
4.02	Reference is made to Exhibits 3.01, 3.02, 3.03 and 3.04.
4.03	Rights Agreement dated May 6, 2003 between Allos and Mellon Investor Services LLC.	8-K	5/9/2003	99.2
4.04	Form of Rights Certificate.	8-K	5/9/2003	99.3
4.05	Amendment to Rights Agreement dated March 4, 2005 between Allos and Mellon Investor Services LLC.	8-K	3/4/2005	4.06
4.06	Amendment to Rights Agreement dated January 29, 2007 between Allos and Mellon Investor Services LLC.	8-K	1/30/2007	4.1
10.01†	Form of Amended and Restated Indemnity Agreement between Allos and each of its directors and officers.	8-K	6/25/2007	10.01
10.02†	1995 Stock Option Plan, as amended.	S-1	1/26/2000	10.11
10.3†	2000 Stock Incentive Compensation Plan, as amended.	8-K	12/22/2005	10.1
10.3.1†	Form of Incentive Stock Option Letter Agreement under 2000 Stock Incentive Compensation Plan.	8-K	2/11/2005	99.1
10.3.2†	Form of Nonqualified Stock Option Letter Agreement under 2000 Stock Incentive Compensation Plan.	8-K	2/11/2005	99.2
10.3.3†	Form of Nonqualified Stock Option Letter Agreement for Non-Employee Directors under 2000 Stock Incentive Compensation Plan.	8-K	2/24/2006	10.1
10.4†	2001 Employee Stock Purchase Plan and form of Offering.	10-K	3/7/2001	10.26
10.4.1†	2001 Employee Stock Purchase Plan Offering (Series Beginning July 1, 2007).	8-K	6/25/2007	10.12.1
10.5*	Office Lease dated April 4, 2001 between Allos and Catellus Development Corporation.	10-Q	8/14/2001	10.27
10.5.1*	Amended and Restated Second Amendment to Lease dated December 9, 2002 between Allos and Catellus Development Corporation.	10-K	3/28/2003	10.27.1
10.5.2*	Third Amendment to Lease dated November 28, 2003 between Allos and Catellus Development Corporation.	10-K	3/5/2004	10.27.2
10.6†	2002 Broad Based Equity Incentive Plan.	S-8	1/16/2002	99.1
10.6.1†	Form of Stock Option Grant Notice under 2002 Broad Based Equity Incentive Plan.	10-K	3/16/2005	10.14.1
10.6.2†	Form of Stock Option Agreement under 2002 Broad Based Equity Incentive Plan.	10-K	3/16/2005	10.14.2
10.7	Securities Purchase Agreement dated March 2, 2005 between Allos and the Investors listed on the signature pages thereto.	8-K/A	3/10/2005	10.41
10.8	Registration Rights Agreement dated March 4, 2005 between Allos and the Investors listed on Schedule I thereto.	8-K/A	3/10/2005	10.42

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.9	Letter Agreement dated March 4, 2005 among Allos, Warburg Pincus Private Equity VIII, L.P., Warburg Pincus & Co. and Warburg Pincus LLC.	8-K	3/4/2005	10.43
10.10†	Separation Agreement dated March 1, 2006 between Allos and Michael E. Hart.	8-K	3/6/2006	10.1
10.10.1†	First Amendment to Separation Agreement dated March 9, 2006 between Allos and Michael E. Hart.	8-K	3/14/2006	10.3
10.10.2†	Second Amendment to Separation Agreement dated May 10, 2006 between Allos and Michael E. Hart.	8-K	5/16/2006	10.1
10.11†	Nonqualified Stock Option Letter Agreement dated March 3, 2006 between Allos and Michael E. Hart.	8-K	3/6/2006	10.2
10.12†	Summary of Compensation Arrangements for Non-Employee Directors.	10-Q	8/7/2007	10.32
10.13†	Restricted Stock Award Agreement dated March 9, 2006 between Allos and Paul L. Berns.	8-K	3/14/2006	10.2
10.14†	Consultant Agreement effective May 10, 2006 between Allos and Michael E. Hart.	8-K	5/16/2006	10.2
10.15†	Consultant Agreement effective May 10, 2006 between Allos and Marvin E. Jaffe, M.D.	8-K	5/16/2006	10.3
10.16†	2006 Inducement Award Plan, including forms of Stock Option Grant Notice with Stock Option Agreement and Restricted Stock Grant Notice with Restricted Stock Grant Agreement.	8-K	6/6/2006	10.1
10.17	Letter agreement dated January 28, 2007 among Allos, Baker Bros. Investments, L.P., Baker Bros. Investments II, L.P., Baker/Tisch Investments, L.P., Baker Biotech Fund I, L.P., 14159, L.P. and Baker Brothers Life Sciences, L.P.	8-K	1/30/2007	10.1
10.18*	License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated December 23, 2002 and amended May 9, 2006 between Allos and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	10-Q	8/7/2007	10.45
10.18.1*	Second Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated November 6, 2007 between Allos and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	10-K	12/31/07	10.18.1
10.19†	Corporate Bonus Plan, as amended and restated effective December 11, 2007.	10-K	12/31/07	10.19
10.20†	Amended and Restated Employment Agreement, effective December 13, 2007, between Allos and Paul L. Berns.	10-K	12/31/07	10.20
10.21†	Amended and Restated Employment Agreement, effective December 13, 2007, between Allos and Pablo J. Cagnoni, M.D.	10-K	12/31/07	10.21
10.22†	Amended and Restated Employment Agreement, effective December 13, 2007, between Allos and James V. Caruso.	10-K	12/31/07	10.22
10.23†	Amended and Restated Employment Agreement, effective December 13, 2007, between Allos and Marc H. Graboyes.	10-K	12/31/07	10.23
10.24†	Letter agreement, effective January 22, 2008, between Allos and Bruce K. Bennett.	10-K	12/31/07	10.24
10.25+	License Agreement, dated as of December 13, 2004, among Allos, The Regents of the University of Colorado, the University of Salford and Cancer Research Technology Limited.				X
23.01(1)	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.01(1)	Power of Attorney.
31.01	Rule 13a-14(a)/15d-14(a) Certification.				X
31.02	Rule 13a-14(a)/15d-14(a) Certification.				X

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
32.01(1)	Section 1350 Certification.

†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

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

(1)Previously filed with the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOS THERAPEUTICS, INC.

Date: August 25, 2008	By:	/s/ PAUL L. BERNS
Paul L. Berns
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant on August 25, 2008, and in the capacities indicated:

Name	Title

*	Chairman of Board of Directors and Director
Stephen J. Hoffman

/s/ PAUL L. BERNS	President, Chief Executive Officer and Director
Paul L. Berns	(Principal Executive Officer)

/s/ DAVID C. CLARK	Vice President, Finance and Treasurer
David C. Clark	(Principal Financial and Accounting Officer)

*	Director
Michael D. Casey

*	Director
Stewart Hen

*	Director
Jeffrey R. Latts

*	Director
Jonathan S. Leff

*	Director
Timothy P. Lynch

*By: /s/ PAUL L. BERNS
Paul L. Berns, Attorney-In-Fact

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation.	10-Q	8/7/2006	3.01
3.02	Certificate of Designation of Series A Junior Participating Preferred Stock.	10-Q	8/7/2006	3.02
3.03	Certificate of Amendment to Restated Certificate of Incorporation.	10-Q	8/7/2006	3.03
3.04	Amended and Restated Bylaws of Allos Therapeutics, Inc.	8-K	6/25/2007	3.04
4.01	Form of Common Stock Certificate.	S-1/A	3/17/2000	4.01
4.02	Reference is made to Exhibits 3.01, 3.02, 3.03 and 3.04.
4.03	Rights Agreement dated May 6, 2003 between Allos and Mellon Investor Services LLC.	8-K	5/9/2003	99.2
4.04	Form of Rights Certificate.	8-K	5/9/2003	99.3
4.05	Amendment to Rights Agreement dated March 4, 2005 between Allos and Mellon Investor Services LLC.	8-K	3/4/2005	4.06
4.06	Amendment to Rights Agreement dated January 29, 2007 between Allos and Mellon Investor Services LLC.	8-K	1/30/2007	4.1
10.01†	Form of Amended and Restated Indemnity Agreement between Allos and each of its directors and officers.	8-K	6/25/2007	10.01
10.02†	1995 Stock Option Plan, as amended.	S-1	1/26/2000	10.11
10.3†	2000 Stock Incentive Compensation Plan, as amended.	8-K	12/22/2005	10.1
10.3.1†	Form of Incentive Stock Option Letter Agreement under 2000 Stock Incentive Compensation Plan.	8-K	2/11/2005	99.1
10.3.2†	Form of Nonqualified Stock Option Letter Agreement under 2000 Stock Incentive Compensation Plan.	8-K	2/11/2005	99.2
10.3.3†	Form of Nonqualified Stock Option Letter Agreement for Non-Employee Directors under 2000 Stock Incentive Compensation Plan.	8-K	2/24/2006	10.1
10.4†	2001 Employee Stock Purchase Plan and form of Offering.	10-K	3/7/2001	10.26
10.4.1†	2001 Employee Stock Purchase Plan Offering (Series Beginning July 1, 2007).	8-K	6/25/2007	10.12.1
10.5*	Office Lease dated April 4, 2001 between Allos and Catellus Development Corporation.	10-Q	8/14/2001	10.27
10.5.1*	Amended and Restated Second Amendment to Lease dated December 9, 2002 between Allos and Catellus Development Corporation.	10-K	3/28/2003	10.27.1
10.5.2*	Third Amendment to Lease dated November 28, 2003 between Allos and Catellus Development Corporation.	10-K	3/5/2004	10.27.2
10.6†	2002 Broad Based Equity Incentive Plan.	S-8	1/16/2002	99.1
10.6.1†	Form of Stock Option Grant Notice under 2002 Broad Based Equity Incentive Plan.	10-K	3/16/2005	10.14.1
10.6.2†	Form of Stock Option Agreement under 2002 Broad Based Equity Incentive Plan.	10-K	3/16/2005	10.14.2
10.7	Securities Purchase Agreement dated March 2, 2005 between Allos and the Investors listed on the signature pages thereto.	8-K/A	3/10/2005	10.41
10.8	Registration Rights Agreement dated March 4, 2005 between Allos and the Investors listed on Schedule I thereto.	8-K/A	3/10/2005	10.42
10.9	Letter Agreement dated March 4, 2005 among Allos, Warburg Pincus Private Equity VIII, L.P., Warburg Pincus & Co. and Warburg Pincus LLC.	8-K	3/4/2005	10.43
10.10†	Separation Agreement dated March 1, 2006 between Allos and Michael E. Hart.	8-K	3/6/2006	10.1
10.10.1†	First Amendment to Separation Agreement dated March 9, 2006 between Allos and Michael E. Hart.	8-K	3/14/2006	10.3

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.10.2†	Second Amendment to Separation Agreement dated May 10, 2006 between Allos and Michael E. Hart.	8-K	5/16/2006	10.1
10.11†	Nonqualified Stock Option Letter Agreement dated March 3, 2006 between Allos and Michael E. Hart.	8-K	3/6/2006	10.2
10.12†	Summary of Compensation Arrangements for Non-Employee Directors.	10-Q	8/7/2007	10.32
10.13†	Restricted Stock Award Agreement dated March 9, 2006 between Allos and Paul L. Berns.	8-K	3/14/2006	10.2
10.14†	Consultant Agreement effective May 10, 2006 between Allos and Michael E. Hart.	8-K	5/16/2006	10.2
10.15†	Consultant Agreement effective May 10, 2006 between Allos and Marvin E. Jaffe, M.D.	8-K	5/16/2006	10.3
10.16†	2006 Inducement Award Plan, including forms of Stock Option Grant Notice with Stock Option Agreement and Restricted Stock Grant Notice with Restricted Stock Grant Agreement.	8-K	6/6/2006	10.1
10.17	Letter agreement dated January 28, 2007 among Allos, Baker Bros. Investments, L.P., Baker Bros. Investments II, L.P., Baker/Tisch Investments, L.P., Baker Biotech Fund I, L.P., 14159, L.P. and Baker Brothers Life Sciences, L.P.	8-K	1/30/2007	10.1
10.18*	License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated December 23, 2002 and amended May 9, 2006 between Allos and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	10-Q	8/7/2007	10.45
10.18.1*	Second Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated November 6, 2007 between Allos and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	10-K	12/31/07	10.18.1
10.19†	Corporate Bonus Plan, as amended and restated effective December 11, 2007.	10-K	12/31/07	10.19
10.20†	Amended and Restated Employment Agreement, effective December 13, 2007, between Allos and Paul L. Berns.	10-K	12/31/07	10.20
10.21†	Amended and Restated Employment Agreement, effective December 13, 2007, between Allos and Pablo J. Cagnoni, M.D.	10-K	12/31/07	10.21
10.22†	Amended and Restated Employment Agreement, effective December 13, 2007, between Allos and James V. Caruso.	10-K	12/31/07	10.22
10.23†	Amended and Restated Employment Agreement, effective December 13, 2007, between Allos and Marc H. Graboyes.	10-K	12/31/07	10.23
10.24†	Letter agreement, effective January 22, 2008, between Allos and Bruce K. Bennett.	10-K	12/31/07	10.24
10.25+	License Agreement, dated as of December 13, 2004, among Allos, The Regents of the University of Colorado, the University of Salford and Cancer Research Technology Limited.				X
23.01(1)	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.01(1)	Power of Attorney.
31.01	Rule 13a-14(a)/15d-14(a) Certification.				X
31.02	Rule 13a-14(a)/15d-14(a) Certification.				X
32.01(1)	Section 1350 Certification.

†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

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

(1)Previously filed with the Original Filing.