Form 10-Q
period 2008-09-30
ALLOS THERAPEUTICS INC
filed 2008-11-05
CIK 1097264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2008.

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

As of November 3, 2008, there were 81,142,937 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ALLOS THERAPEUTICS, INC.

FORM 10-Q

PART I. Financial Information		3
ITEM 1.	Financial Statements (unaudited)	3
	Balance Sheets — as of September 30, 2008 and December 31, 2007	3
	Statements of Operations — for the three and nine months ended September 30, 2008 and 2007 and the cumulative period from September 1, 1992 (date of inception) through September 30, 2008	4
	Statements of Cash Flows — for the nine months ended September 30, 2008 and 2007 and the cumulative period from September 1, 1992 (date of inception) through September 30, 2008	5
	Notes to Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	22
ITEM 4.	Controls and Procedures	22
PART II. Other Information		22
ITEM 1.	Legal Proceedings	22
ITEM 1A.	Risk Factors	23
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
ITEM 3.	Defaults Upon Senior Securities	39
ITEM 4.	Submission of Matters to a Vote of Security Holders	39
ITEM 5.	Other Information	39
ITEM 6.	Exhibits	39
SIGNATURES		40

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.
(A Development Stage Enterprise)

BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$21,376,097	$15,919,664
Restricted cash	420,966	183,334
Investments in marketable securities	70,530,659	41,836,566
Prepaid research and development expenses	1,075,822	524,704
Prepaid expenses and other assets	2,810,541	2,374,471
Total current assets	96,214,085	60,838,739
Investments in marketable securities	4,453,178	—
Property and equipment, net	847,196	621,451
Total assets	$101,514,459	$61,460,190
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,153,687	$1,191,849
Accrued liabilities	7,745,222	7,689,338
Total current liabilities	9,898,909	8,881,187
Commitments and contingencies (See Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2008 and December 31, 2007; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,000,000 shares designated from authorized preferred stock at September 30, 2008 and December 31, 2007; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at September 30, 2008 and December 31, 2007; 81,140,937 and 67,641,943 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	81,141	67,642
Additional paid-in capital	376,454,219	300,440,336
Deficit accumulated during the development stage	(284,919,810)	(247,928,975)
Total stockholders’ equity	91,615,550	52,579,003
Total liabilities and stockholders’ equity	$101,514,459	$61,460,190

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from September 1, 1992 (date of inception) through September 30,
	2008	2007	2008	2007	2008

Operating expenses:
Research and development	$6,360,950	$4,394,726	$17,738,486	$12,044,941	$143,038,358
Clinical manufacturing	1,727,630	1,506,255	4,799,240	4,038,363	39,411,346
Marketing, general and administrative	5,326,357	4,240,704	15,776,485	14,503,223	118,607,026
Restructuring and separation costs	—	—	—	—	1,663,821

Total operating expenses	13,414,937	10,141,685	38,314,211	30,586,527	302,720,551

Loss from operations	(13,414,937)	(10,141,685)	(38,314,211)	(30,586,527)	(302,720,551)
Gain on settlement claims	—	—	—	—	5,110,083
Interest and other income, net	254,416	843,542	1,323,376	2,526,146	22,927,122

Net loss	(13,160,521)	(9,298,143)	(36,990,835)	(28,060,381)	(274,683,346)

Dividend related to beneficial conversion feature of preferred stock	—	—	—	—	(10,236,464)

Net loss attributable to common stockholders	$(13,160,521)	$(9,298,143)	$(36,990,835)	$(28,060,381)	$(284,919,810)

Net loss per share: basic and diluted	$(0.16)	$(0.14)	$(0.50)	$(0.43)

Weighted average shares outstanding: basic and diluted	80,752,024	66,042,023	73,554,904	64,627,285

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,		Cumulative Period From September 1, 1992 (date of inception) through September 30,
	2008	2007	2008
Cash Flows From Operating Activities:
Net loss	$(36,990,835)	$(28,060,381)	$(274,683,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	304,322	258,323	3,752,631
Stock-based compensation expense	5,936,499	4,775,997	38,218,218
Write-off of long-term investment	—	—	1,000,000
Realized loss on sale of marketable securities	551,698	—	551,698
Other	—	—	99,121
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(987,188)	(543,529)	(3,876,363)
Interest receivable on investments	(539,283)	(299,118)	(1,204,592)
Accounts payable	961,838	320,956	2,153,687
Accrued liabilities	55,884	1,017,275	7,745,222
Net cash used in operating activities	(30,707,065)	(22,530,477)	(226,243,724)
Cash Flows From Investing Activities:
Acquisition of property and equipment	(530,067)	(198,056)	(4,345,821)
Pledge of restricted cash	(237,632)	—	(420,966)
Purchases of marketable securities	(94,048,013)	(86,562,254)	(609,706,239)
Proceeds from maturities of marketable securities	54,140,827	53,222,462	528,627,796
Proceeds from sales of marketable securities	6,747,500	—	6,747,500
Purchase of long-term investment	—	—	(1,000,000)
Payments received on notes receivable	—	—	49,687
Net cash used in investing activities	(33,927,385)	(33,537,848)	(80,048,043)
Cash Flows From Financing Activities:
Principal payments under capital leases	—	—	(422,088)
Proceeds from sales leaseback	—	—	120,492
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	89,125,640
Proceeds from issuance of common stock associated with stock options, stock warrants and employee stock purchase plan	4,905,755	2,745,728	14,506,873
Proceeds from issuance of common stock, net of issuance costs	65,185,128	50,257,207	224,336,947
Net cash provided by financing activities	70,090,883	53,002,935	327,667,864
Net increase (decrease) in cash and cash equivalents	5,456,433	(3,065,390)	21,376,097
Cash and cash equivalents, beginning of period	15,919,664	10,070,526	—
Cash and cash equivalents, end of period	$21,376,097	$7,005,136	$21,376,097
Supplemental Schedule of Cash and Non-cash Operating and Financing Activities:
Cash paid for interest	$—	$—	$1,033,375
Issuance of stock in exchange for license agreement	—	—	40,000
Capital lease obligations incurred for acquisition of property and equipment	—	—	422,088
Issuance of stock in exchange for notes receivable	—	—	139,687
Conversion of preferred stock to common stock	—	—	89,125,640

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.                 Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended, for a broader discussion of our business and the opportunities and risks inherent in such business. The year-end balance sheet data included herein was derived from our audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.

Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations.  Our activities have consisted primarily of in-licensing and developing product candidates, raising capital and recruiting personnel.  Accordingly, we are considered to be in the development stage as of September 30, 2008, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

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

Even if our clinical trials demonstrate the safety and effectiveness of our product candidates in their target indications, we do not expect to be able to generate commercial sales for any of our product candidates until the second half of 2009 at the earliest.  We expect to incur significant and growing net losses for the foreseeable future as a result of our research and development programs and the costs of preparing for the potential commercial launch of pralatrexate (PDX).  Although the size and timing of our future net losses are subject to significant uncertainty, we expect them to increase over the next several years as we continue to fund our development programs and prepare for the potential commercial launch of pralatrexate.

As of September 30, 2008, we had $96.4 million in cash, cash equivalents and investments in marketable securities.  Based upon the current status of our product development plans, we believe that our cash, cash equivalents, and investments in marketable securities as of September 30, 2008 should be adequate to support our operations for at least 12 months, although there can be no assurance that this can, in fact, be accomplished. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

We anticipate continuing our current development programs and/or beginning other long-term development projects involving our product candidates. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful.  In addition, following our review of the results of our pivotal Phase 2 PROPEL trial of pralatrexate in patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL, we intend to submit a New Drug Application for pralatrexate for the treatment of patients with relapsed or refractory PTCL as expeditiously as possible.  We expect to incur significant costs relating to preparations for the potential commercial launch of pralatrexate, including pre-commercial scale up of manufacturing and development of sales and marketing capabilities, prior to the receipt of regulatory approval to market pralatrexate.  Therefore, we will need to raise additional capital to support our future operations, including the potential commercialization of pralatrexate if approved for marketing.  Our actual capital requirements will depend on many factors, including:

•      the timing and outcome of our ongoing PROPEL trial;

•      the timing and costs associated with conducting preclinical and clinical development of our product candidates, as well as our evaluation of, and decisions with respect to, additional therapeutic indications for which we may develop our product candidates;

•      the timing and costs associated with developing sales and marketing capabilities and commercializing our product candidates, if approved for marketing;

•      the timing and costs associated with manufacturing preclinical, clinical and commercial supplies of our product candidates;

•      the timing and amount of revenues generated by our business activities, if any; and

•      our evaluation of, and decisions with respect to, potential in-licensing or product acquisition opportunities or other strategic alternatives.

We may seek to obtain this additional capital through arrangements with corporate partners, equity or debt financings, or from other sources. Such arrangements, if successfully consummated, may be dilutive to our existing stockholders. However, there is no assurance that additional financing will be available when needed, or that, if available, we will obtain such financing on terms that are favorable to our stockholders or us. In particular, the current instability in the global financial markets and lack of liquidity in the credit and capital markets may adversely affect our ability to secure adequate capital to support our future operations.  In the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.  If we are unable to generate meaningful amounts of revenue from future product sales, if any, or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our business and future prospects for revenue and profitability may be harmed.

2.                 Prepaid Expenses and Other Assets

Prepaid expenses and other assets are comprised of the following:

	September 30, 2008	December 31, 2007
Prepaid expenses and other assets	$810,541	$615,471
Receivable related to pending litigation settlement (see Note 7)	2,000,000	1,759,000
	$2,810,541	$2,374,471

3.                 Accrued Liabilities

Accrued liabilities are comprised of the following:

	September 30, 2008	December 31, 2007
Accrued personnel costs	$2,563,045	$2,122,805
Accrued litigation settlement costs (see Note 7)	2,000,000	2,000,000
Accrued research and development expenses	1,767,341	1,571,975
Accrued clinical manufacturing expenses	696,420	1,259,799
Accrued expenses—other	718,416	734,759
	$7,745,222	$7,689,338

4.                 Stockholders’ Equity

On May 29, 2008, we sold 12,420,000 shares of our common stock in an underwritten public offering at a price of $5.64 per share.  The number of shares issued includes 1,620,000 shares purchased by the underwriters pursuant to their exercise in full of their overallotment option.  We received net proceeds from the offering of approximately $65.2 million, after deducting $4.2 million of underwriting commissions and $660,744 of offering expenses. The shares of common stock were sold under our shelf Registration Statement on Form S-3, declared effective by the SEC on June 5, 2007.

At our Annual Meeting of Stockholders held on June 24, 2008, our stockholders approved the Allos Therapeutics, Inc. 2008 Equity Incentive Plan (the “2008 Plan”).  The 2008 Plan authorizes the issuance of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and forms of equity compensation, which may be granted to employees, directors and consultants. Only employees may receive incentive stock options. The 2008 Plan succeeds and continues the Company’s 2006 Inducement Award Plan, 2002 Broad Based Equity Incentive Plan, and 2000 Stock Incentive Compensation Plan (the “Prior Plans”).  As of June 24, 2008, no additional stock awards will be granted under the Prior Plans and all outstanding stock awards granted under the Prior Plans are deemed to be stock awards granted under the 2008 Plan (but remain subject to the terms of the Prior Plans with respect to which they were originally granted).

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

5.                 Stock-Based Compensation

In accordance with the modified prospective transition method of SFAS No. 123 (Revised 2004), Share-Based Payment, stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007 has been recognized in the accompanying Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Research and development	$609,767	$473,090	$1,947,384	$1,281,501
Clinical manufacturing	98,744	44,221	305,756	127,170
Marketing, general and administrative	1,124,329	1,141,390	3,683,359	3,367,326
Total stock-based compensation expense	$1,832,840	$1,658,701	$5,936,499	$4,775,997

We did not recognize a related tax benefit during the three or nine months ended September 30, 2008 and 2007 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of September 30, 2008.   No stock-based compensation expense was capitalized on our Balance Sheets as of September 30, 2008 and December 31, 2007.

The following table summarizes activity and related information for our stock option awards:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	6,405,430	$4.68	2,754,274	$3.80
Granted	2,270,312	6.43
Exercised	(1,057,936)	4.58
Canceled	(614,626)	5.92
Outstanding at September 30, 2008	7,003,180	$5.15	2,916,547	$4.10

During the nine months ended September 30, 2008, we granted 2,270,312 stock options with a weighted-average grant-date fair value of $4.04 per share.  As of September 30, 2008, the unrecorded stock-based compensation balance related to stock option awards was $7,970,272 and will be recognized over an estimated weighted-average amortization period of 1.4 years.

The following table summarizes information about outstanding stock options that are fully vested and currently exercisable, and outstanding stock options that are expected to vest in the future:

	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value
As of September 30, 2008:
Options fully vested and exercisable	2,916,547	6.4	$4.10	$9,780,298
Options expected to vest, including effects of expected forfeitures	3,500,601	8.8	$5.87	5,566,147
Options fully vested and expected to vest	6,417,148	7.7	$5.07	$15,346,445

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $7.41 as of September 30, 2008, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.  The total number of in-the-money options exercisable as of September 30, 2008 was 2,546,034.

The total intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 was $1,522,485 and $994,500, respectively, determined as of the date of option exercise.  The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $2,966,342 and $1,945,941, respectively, determined as of the date of option exercise. We settle employee stock option exercises with newly issued common shares.  No tax benefits were realized by us in connection with these exercises during the three or nine months ended September 30, 2008 and 2007 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit.

The following table summarizes activity and related information for restricted stock awards granted under our equity incentive plans:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock at December 31, 2007	412,500	$3.89
Granted	10,000	7.49
Vested	(128,750)	3.74
Nonvested restricted stock at September 30, 2008	293,750	$4.07

The shares of restricted stock vest in four equal annual installments from the date of grant.  During the three months ended September 30, 2008 and 2007, we recorded stock-based compensation related to restricted stock awards of $85,691 and $164,217, respectively.  During the nine months ended September 30, 2008 and 2007, we recorded stock-based compensation related to restricted stock awards of $326,670 and $523,405, respectively.  As of September 30, 2008, the unrecorded stock-based compensation balance related to restricted stock awards was $425,169 and will be recognized over an estimated weighted-average amortization period of 1.4 years.

6.      Net Loss Per Share

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by giving effect to all dilutive potential common stock outstanding during the period, including stock options, restricted stock, stock warrants and shares to be issued under our employee stock purchase plan.

Diluted net loss per share is the same as basic net loss per share for all periods presented because any potential dilutive common shares were anti-dilutive due to our net loss (as including such shares would decrease our basic net loss per share).

Potential dilutive common shares that would have been included in the calculation of diluted earnings per share if we had net income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Common stock options	2,835,595	1,342,540	2,030,579	1,773,673
Restricted stock	283,967	412,500	323,901	412,500
Common stock warrants	—	206,427	—	278,267
	3,119,562	1,961,467	2,354,480	2,464,440

7.      Commitments and Contingencies

Royalty and License Fee Commitments for Pralatrexate (PDX)

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to pralatrexate and its uses. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and are also required to make certain additional cash payments based upon the achievement of certain clinical development or regulatory milestones or the passage of certain time periods. To date, we have made aggregate milestone payments of $2.0 million based on the passage of time. In the future, we could make aggregate milestone payments of $1.0 million upon the earlier of achievement of a clinical development milestone or the passage of certain time periods (the “Clinical Milestone”), and up to $10.3 million upon achievement of certain regulatory milestones, including regulatory approval to market pralatrexate in the U.S. or Europe. The next scheduled payments toward the Clinical Milestone of $500,000 each are currently due on December 23, 2008 and 2009. The up-front license fee and all milestone payments under the agreement have been or will be recorded to research and development expense when incurred. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.

Contingencies

The Company and one of its former officers were named as defendants in a purported securities class action lawsuit filed in May 2004 in the U.S. District Court for the District of Colorado (the “District Court”). An amended complaint was filed in August 2004. The lawsuit was brought on behalf of a purported class of purchasers of our securities during the period from May 29, 2003 to April 29, 2004, and sought unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN, one of our former product candidates, during this period and subsequent declines in our stock price. On October 20, 2005, the District Court granted the defendants’ motion to dismiss the lawsuit with prejudice. In an opinion dated October 20, 2005, the District Court concluded that the plaintiffs’ complaint failed to meet the legal requirements applicable to its alleged claims.

On November 20, 2005, the plaintiffs appealed the District Court’s decision to the U.S. Court of Appeals for the Tenth Circuit (the “Court of Appeals”).   On February 6, 2008, the parties signed a stipulation of settlement, settling the case for $2,000,000. The settlement is subject to various conditions, including without limitation approval of the District Court.  On September 15, 2008, the District Court issued an order preliminarily approving the settlement and scheduling a hearing on January 21, 2009 to consider final approval of the settlement.  Neither we nor our former officer admits any liability in connection with the settlement.  The amount of the settlement in excess of our deductible has been covered by our insurance carrier.  In the event the settlement does not become final, we intend to vigorously defend against the plaintiffs’ appeal. If the Court of Appeals then were to reverse the District Court’s decision and we were not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims were successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. As of September 30, 2008, we have recorded $2,000,000 in accrued litigation settlement costs, which represents our best estimate of the potential gross amount of the settlement costs to be paid to the plaintiffs, and $2,000,000 in prepaid expenses and other assets, which represents the approximately $235,000 of remaining deductible under our insurance policy paid by us and $1,765,000 paid by our insurance carrier into the settlement fund escrow in September 2008.  A claims administrator appointed by the parties will administer the distribution of the settlement fund to authorized claimants in 2009.

Lease Commitments

On June 16, 2008, we entered into an amendment to the lease agreement for our corporate headquarters facility.  As part of the amendment we extended the term of the lease from November 1, 2008 for a period of 39 months to expire January 31, 2012.  We also will have the right, subject to the terms of the amendment, to extend the term of the lease agreement for one additional period of three years thereafter. We reduced the number of rentable square feet included in the leased premises from 43,956 square feet to 34,536 square feet.

8.      Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and we adopted it on January 1, 2008. The application of SFAS No. 157 to certain items has been deferred and will be effective for fiscal years beginning after November 15, 2008 and interim periods within that year.  The adoption of this pronouncement did not have a material impact on our results of operations or financial position for the three and nine month periods ended September 30, 2008. We have no assets or liabilities that were measured using significant unobservable inputs (Level 3 assets and liabilities) as of September 30, 2008.  Our financial instruments include cash and cash equivalents, investments in marketable securities, prepaid expenses, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate their fair value due to their short maturities. The carrying values of our cash equivalents and investments in marketable securities approximate their market values based on quoted market prices, or Level 1 inputs. We account for investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in marketable securities are classified as held to maturity and are carried at cost plus accrued interest.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007 and we adopted it on January 1, 2008. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of this pronouncement did not have a material impact on our results of operations or financial position for the three and nine month periods ended September 30, 2008, as we did not elect to measure any of our financial instruments at fair value.

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

In November 2007, the EITF issued a consensus, EITF 07-1, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property, which is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 is to be applied retrospectively for collaboration arrangements in fiscal years beginning after December 15, 2008.  We currently do not have any such arrangements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the potential impact of this statement.  We do not expect any impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the potential impact of this statement. We do not expect any impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS No. 161 also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for under SFAS No. 133. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods beginning after that date. We are currently evaluating the potential impact of this statement. We do not expect any impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board, or PCAOB, amendments to AICPA Codification of Auditing Standards, AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. This amendment was approved by the PCAOB on September 16, 2008. We do not anticipate that the adoption of SFAS No. 162 will materially impact our financial statements.

In June 2008, the FASB issued FASB Staff Position, or FSP, EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, or FSP EITF 03-6-1, to address whether instruments granted in share-based payment transactions are participating securities prior to their vesting and therefore need to be included in the earnings per share calculation under the two-class method described in SFAS No. 128, Earnings per Share. This FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as participating securities and thus, include them in calculations of basic earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We do not anticipate that our adoption of FSP EITF 03-6-1 will materially impact our financial statements or our computation of basic earnings per share upon adoption.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements concerning our projected timelines for the initiation of new trials and announcement of results from our ongoing clinical trials, including our Phase 2 PROPEL trial; the potential for the results of our Phase 2 PROPEL trial to support marketing approval of pralatrexate (PDX); other statements regarding our future product development and regulatory strategies, including our intent to develop or seek regulatory approval for our product candidates in specific indications; the ability of our third-party manufacturing parties to support our requirements for drug supply; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements that are other than statements of historical fact. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our, or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed in Part II, Item 1A of this report under the caption “Risk Factors.” All forward-looking statements included in this report are based on information available to us as of the date hereof and we undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances. Forward-looking statements not specifically described above also may be found in these and other sections of this report.

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

We currently have two small molecule chemotherapeutic product candidates in clinical development,  pralatrexate (PDX) and RH1.

Pralatrexate (PDX)

Pralatrexate is a novel, small molecule chemotherapeutic agent that inhibits dihydrofolate reductase, or DHFR, a folic acid (folate)-dependent enzyme involved in the building of nucleic acid, or DNA, and other processes. Pralatrexate was rationally designed for efficient transport into tumor cells via the reduced folate carrier, or RFC-1, and effective intracellular drug retention. We believe these biochemical features, together with preclinical and clinical data in a variety of tumors, suggest that pralatrexate may have a favorable safety and efficacy profile relative to methotrexate and other related DHFR inhibitors. We believe pralatrexate has the potential to be delivered as a single agent or in combination therapy regimens.

In August 2006, we initiated PROPEL, an international, multi-center, open-label, single-arm Phase 2 clinical trial of pralatrexate in patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL, that we believe, if positive, will be sufficient to support the filing of a new drug application, or NDA, to seek marketing approval for pralatrexate in this indication.   Patients receive 30 mg/m2 of pralatrexate once every week for six weeks followed by one week of rest per cycle of treatment.  The treatment regimen also includes vitamin B12 and folic acid supplementation. The primary endpoint of the study is objective response rate, either complete or partial response, which will be assessed by central independent oncology review.  Duration of response is the key secondary endpoint.  All patients enrolled in the trial will continue to be followed for long-term survival.

In July 2006, we reached agreement with the U.S. Food and Drug Administration, or FDA, under its special protocol assessment, or SPA, process on the design of this Phase 2 trial.  The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of an NDA, and provides an agreement that the trial design, including trial size, clinical endpoints and data analyses are acceptable to the FDA.  However, the SPA agreement is not a guarantee of approval, and we cannot assure you that the design of, or data collected from, the PROPEL trial will be adequate to demonstrate the safety and efficacy of pralatrexate for the treatment of patients with relapsed or refractory PTCL, or otherwise be sufficient to support FDA or any foreign regulatory approval.  In addition, the response rate, duration of response and safety profile required to support FDA approval are not specified in the PROPEL trial protocol and will be subject to FDA review.

In accordance with the PROPEL trial protocol, three pre-planned interim analyses of safety data and one pre-planned interim analysis of response data have been conducted.  In January, September and December 2007, we announced that an independent data monitoring committee, or DMC, completed interim analyses of safety data from the first 10, 35 and 65 evaluable patients who completed at least one cycle of treatment with pralatrexate, respectively, and recommended that the trial continue per the protocol at each analysis.  No major safety concerns were identified by the DMC.  In September 2007, we announced that the results of the interim analysis of patient response data exceeded the pre-specified threshold for continuation of the trial, which required a minimum of four responses, either complete or partial responses, out of the first 35 evaluable patients, as determined by central independent oncology review.

We completed patient enrollment in the PROPEL trial in April 2008, with more than 100 evaluable patients enrolled at sites across the U.S., Canada and Europe. In May 2008, we reported interim response and safety data from the PROPEL trial. Twenty-nine percent, or 19, of the first 65 evaluable patients enrolled in the trial, experienced either a complete or partial response, as assessed by central independent oncology review. Forty-five percent, or 29, of the first 65 evaluable patients, experienced either a complete or partial response, as assessed by the PROPEL investigators. Patients are considered evaluable if they received at least one dose of pralatrexate and their diagnosis of PTCL has been confirmed by independent review.  The median duration of response for these patients could not be estimated due to the current length of follow-up. The most common drug related grade 3/4 adverse events were mucositis and thrombocytopenia, which were observed in 14% and 23% of patients, respectively. Patients received a median of three prior treatment regimens.

We currently expect to report top line results of the PROPEL trial at the 50th Annual Meeting of the American Society of Hematology (ASH), taking place December 6-9, 2008 in San Francisco, California, or the December 2008 ASH conference.  Owen O’Connor, M.D., Ph.D., is scheduled to report top line results from PROPEL in an oral presentation titled “PROPEL: A Multi-center Phase 2 Open-label Study of Pralatrexate (PDX) with Vitamin B12 and Folic Acid Supplementation in Patients with Relapsed or Refractory Peripheral T-cell Lymphoma (PTCL).”  Dr. O’Connor is Director of the Lymphoid Development and Malignancy Program and Chief of the Lymphoma Service at the Irving Comprehensive Cancer Center at Columbia University Medical Center and is Principal Investigator of the PROPEL trial.  Following our review of the trial results, we intend to submit a New Drug Application (NDA) for pralatrexate for the treatment of patients with relapsed or refractory PTCL as expeditiously as possible.

Our decision to begin PROPEL was based upon interim data from an ongoing Phase 1/2 single-center, open-label, single-arm study of pralatrexate in patients with relapsed or refractory non-Hodgkin’s lymphoma, or NHL, and Hodgkin’s disease. Interim data from this trial, which was most recently presented at the AACR-NCI-EORTC conference in October 2007, demonstrated a high overall response rate in patients with various subtypes of T-cell lymphoma. Notably, investigator-assessed responses were observed in 14 of 26 (54%) evaluable patients with T-cell lymphoma, including nine complete responses and five partial responses. The addition of vitamins to the treatment regimen appeared to mitigate the occurrence of advanced grade stomatitis, or mouth ulcers, a toxicity commonly associated with pralatrexate.

In July 2006, the FDA awarded orphan drug designation to pralatrexate for the treatment of patients with T-cell lymphoma. The FDA may award orphan drug designation to drugs that target conditions affecting 200,000 or fewer patients per year in the U.S. Under the Orphan Drug Act, if we are the first company to receive FDA approval for pralatrexate for this orphan drug indication, we will obtain seven years of marketing exclusivity during which the FDA may not approve another company’s application for the same drug for the same orphan indication. Orphan drug exclusivity would not prevent FDA approval of a different drug for the orphan drug indication or the same drug for a different indication. In October 2006, the FDA granted fast track designation to pralatrexate for the treatment of patients with T-cell lymphoma. The fast track program is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. In April 2007, the European Commission, with a favorable opinion of the Committee for Orphan Medicinal Products of the European Medicines Agency, or EMEA, granted orphan medicinal product designation to pralatrexate for the treatment of patients with PTCL. The EMEA orphan medicinal product designation, or OMPD, is intended to promote the development of drugs that may provide significant benefit to patients suffering from rare diseases identified notably as life-threatening, chronically debilitating or very serious. Under European Union regulation, OMPD provides ten years of potential market exclusivity once the product candidate is approved for marketing for the designated indication in the European Union, which can be reduced to six years or terminated in certain circumstances.

We currently have the following clinical trials involving pralatrexate open for enrollment:

•      a Phase 2b, randomized, multi-center study comparing pralatrexate and Tarceva® (erlotinib), both with vitamin B12 and folic acid supplementation, in patients with Stage IIIB/IV non-small cell lung cancer, or NSCLC, who are, or have been, cigarette smokers who have failed treatment with at least one prior platinum-based chemotherapy regimen.  We initiated patient enrollment in this study in January 2008. The study will seek to enroll approximately 160 patients in up to 50 investigative sites worldwide. Based on current enrollment rates, we expect to complete patient enrollment in this study in the second half of 2009.

•      a Phase 2, open-label, single-arm, multi-center study of pralatrexate with vitamin B12 and folic acid supplementation in patients with advanced or metastatic relapsed transitional cell carcinoma, or TCC, of the urinary bladder.  We initiated patient enrollment in this study in July 2008.  The study will seek to enroll approximately 41 patients in up to 20 investigative sites worldwide.

•      a Phase 1/2a, open-label, multi-center study of pralatrexate and gemcitabine with vitamin B12 and folic acid supplementation in patients with relapsed or refractory NHL and Hodgkin’s disease.  We initiated patient enrollment in this study in May 2007.  We plan to enroll up to 54 evaluable patients in the Phase 1 portion of the study and up to 30 additional patients with relapsed or refractory PTCL in the expanded Phase 2a portion of the study.  Interim data from this study will be presented at the December 2008 ASH conference.

•      a Phase 1, open-label, multi-center study of pralatrexate with vitamin B12 and folic acid supplementation in patients with relapsed or refractory cutaneous T-cell lymphoma, or CTCL.  We initiated patient enrollment in this study in August 2007.  We plan to enroll up to 56 evaluable patients in the study, including at least 20 patients at what we believe to be the optimal dose and schedule.  Interim data from this study will be presented at the December 2008 ASH conference.

•      a Phase 1/2, open-label, single-center study of pralatrexate with vitamin B12 and folic acid supplementation in patients with relapsed or refractory NHL and Hodgkin’s disease.  This study is currently focused on exploring alternate dosing and administration schedules in patients with B-cell lymphoma to further evaluate pralatrexate’s potential clinical utility in this setting.

In addition to our ongoing NSCLC and bladder cancer studies, we are evaluating the potential future development of pralatrexate for other solid tumor indications, including Stage III/IV head and neck cancer and Stage III/IV breast cancer, among others.  There can be no assurances that we will pursue the development of pralatrexate for one or more of these indications or that such development efforts will be ultimately successful.

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to pralatrexate and its uses. The portfolio currently consists of two issued patents in the U.S., two granted patents in Europe, and pending patent applications in the U.S., Canada, Europe, Australia, Japan, China, Brazil, Indonesia, India, South Korea, Mexico, Norway, New Zealand, the Philippines, Singapore, and South Africa.

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

In November 2007, we initiated patient enrollment in a Phase 1, open-label, multi-center dose escalation study of RH1 in patients with advanced solid tumors or NHL.  We plan to enroll up to 60 evaluable patients in the study with the objective of determining the maximum tolerated dose, recommended Phase 2 dose and safety profile of RH1 in this population.  We plan to enroll three to six patients per cohort.  Once we determine what we believe to be the optimal dose and schedule, we plan to recruit an expanded cohort of up to 24 evaluable patients who have tumor types with a high likelihood of DTD over-expression to explore possible markers of anticancer activity.

In December 2004, we entered into an agreement with the University of Colorado Health Sciences Center, the University of Salford and Cancer Research Technology under which we obtained exclusive worldwide rights to certain intellectual property surrounding RH1.

EFAPROXYNTM (efaproxiral)  Development Discontinued

In mid-2007, we discontinued the development of EFAPROXYN, one of our former product candidates, after announcing top-line results from ENRICH, a Phase 3 clinical trial of EFAPROXYN plus whole brain radiation therapy, or WBRT, in women with brain metastases originating from breast cancer.  The study failed to achieve its primary endpoint of demonstrating a statistically significant improvement in overall survival in patients receiving EFAPROXYN plus WBRT, compared to patients receiving WBRT alone.  We are currently pursuing the sale of our rights to EFAPROXYN although we may not receive any material consideration for any sale.

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

Even if our clinical trials demonstrate the safety and effectiveness of our product candidates in their target indications, we do not expect to be able to generate commercial sales of any of our product candidates until the second half of 2009, at the earliest. We expect to continue incurring net losses and negative cash flows for the foreseeable future.  Although the size and timing of our future net losses are subject to significant uncertainty, we expect them to increase over the next several years as we continue to fund our research and development programs and prepare for the potential commercial launch of pralatrexate.

Comparison of three and nine months ended September 30, 2008 and 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Operating expenses:
Research and development	$6,360,950	$4,394,726	$17,738,486	$12,044,941
Clinical manufacturing	1,727,630	1,506,255	4,799,240	4,038,363
Marketing, general and administrative	5,326,357	4,240,704	15,776,485	14,503,223

Total operating expenses	$13,414,937	$10,141,685	$38,314,211	$30,586,527

Research and Development.  Research and development expenses include the costs of certain personnel, basic research, preclinical studies, clinical trials, regulatory affairs, biostatistical data analysis and licensing fees for our product candidates.

Research and development expenses for the three months ended September 30, 2008 and 2007 were $6.4 million and $4.4 million, respectively.  The $2.0 million increase in research and development expenses in the three months ended September 30, 2008 as compared to the same period in 2007 was primarily due to the following:

•      a $1.4 million increase in clinical trial costs involving pralatrexate, including initiation of patient enrollment in three new trials involving pralatrexate since the start of the third quarter of 2007; and

•      a $621,000 increase related to key personnel changes and related travel costs, mainly attributable to additional headcount and increases in compensation costs year over year.

This increase was partially offset by a $360,000 decrease related to payment of a non-recurring data option fee for RH1 in the third quarter of 2007, with no corresponding amount in the same period in 2008.

Research and development expenses for the nine months ended September 30, 2008 and 2007 were $17.7 million and $12.0 million, respectively.  The $5.7 million increase in research and development expenses in the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily due to the following:

•      a $5.8 million increase in clinical trial costs involving pralatrexate, including increased costs for PROPEL and initiation of patient enrollment in three new trials involving pralatrexate since the start of the third quarter of 2007;

•      an $860,000 increase related to key personnel changes and related travel costs, mainly attributable to additional headcount and increases in compensation costs year over year; and

•      a $666,000 increase in non-cash stock-based compensation expense, as discussed in more detail below.

These increases were partially offset by:

•      a $757,000 decrease in preclinical study costs, primarily related to pralatrexate;

•      a $585,000 decrease in clinical trial costs resulting from the discontinuation of the EFAPROXYN development program in mid-2007; and

•      a $360,000 decrease related to payment of a non-recurring data option fee for RH1 in the third quarter of 2007, with no corresponding amount in the same period in 2008.

For the fourth quarter of 2008, we expect our research and development expenses to increase relative to the quarterly average for the nine months ended September 30, 2008 due to the following:

•      increases in costs for our ongoing and planned clinical trials and preclinical studies for pralatrexate;

•      increases in licensing costs for pralatrexate, as a $500,000 milestone payment under the license agreement for pralatrexate is due in December 2008;

•      an increase in personnel costs, primarily resulting from additional headcount; and

•      an increase in non-cash stock-based compensation expense related to grants for new employees.

Clinical Manufacturing. Clinical manufacturing expenses include the costs of certain personnel, third-party manufacturing costs for development of drug materials for use in clinical trials and preclinical studies, and costs associated with pre-commercial scale-up of manufacturing to support anticipated regulatory and potential commercial requirements.

Clinical manufacturing expenses for the three months ended September 30, 2008 and 2007 were $1.7 million and $1.5 million, respectively.  The $221,000 increase in clinical manufacturing expenses in the three months ended September 30, 2008 as compared to the same period in 2007 was primarily due to a $425,000 increase in consulting costs, partially offset by a $251,000 decrease related to third-party manufacturing costs for pralatrexate.

Clinical manufacturing expenses for the nine months ended September 30, 2008 and 2007 were $4.8 million and $4.0 million, respectively.  The $761,000 increase in clinical manufacturing expenses in the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily due to the following:

•      a $611,000 increase in consulting expenses;

•      a $457,000 increase related to key personnel changes and related travel costs, mainly attributable to additional headcount and increases in compensation costs year over year; and

•      a $373,000 increase primarily related to manufacturing pralatrexate drug substance.

This increase was partially offset by a $668,000 decrease primarily related to pralatrexate drug product manufacturing.

For the fourth quarter of 2008, we expect our clinical manufacturing expenses to significantly increase relative to the quarterly average for the nine months ended September 30, 2008 due to the following:

•      increases in pralatrexate manufacturing expenses in order to support our requirements for ongoing clinical trials and pre-commercial scale-up; and

•      an increase in non-cash stock-based compensation expense related to grants for new employees.

Marketing, General and Administrative.  Marketing, general and administrative expenses include costs for pre-marketing activities, corporate development, executive administration, corporate offices and related infrastructure.

Marketing, general and administrative expenses for the three months ended September 30, 2008 and 2007 were $5.3 million and $4.2 million, respectively.  The $1.1 million increase in marketing, general and administrative expenses in the three months ended September 30, 2008 as compared to the same period in 2007 was primarily due to the following:

•      a $433,000 increase in pralatrexate portfolio development and commercialization planning activities;

•      a $364,000 increase in market research and consulting expenses related to pralatrexate; and

•      a $282,000 increase related to key personnel changes and related travel costs, mainly attributable to additional headcount and increases in compensation costs year over year.

Marketing, general and administrative expenses for the nine months ended September 30, 2008 and 2007 were $15.8 million and $14.5 million, respectively.  The $1.3 million increase in marketing, general and administrative expenses in the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily due to the following:

•      a $1.0 million increase in pralatrexate portfolio development and commercialization planning activities;

•      a $377,000 increase related to key personnel changes and related travel costs, mainly attributable to additional headcount and increases in compensation costs year over year; and

•      a $316,000 increase in non-cash stock-based compensation expense, as discussed in more detail below.

This increase was partially offset by a $367,000 decrease in market research and consulting expenses as a result of the discontinuation of our EFAPROXYN development program in mid-2007.

For the fourth quarter of 2008, we expect our marketing, general and administrative expenses to significantly increase relative to the quarterly average for the nine months ended September 30, 2008 due to the following:

•      an increase in personnel costs, primarily resulting from additional headcount;

•      an increase in costs relating to the preparation for the potential commercial launch of pralatrexate; and

•      an increase in non-cash stock-based compensation expense related to grants for new employees.

Stock-based Compensation Expense.  Stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007 has been recognized in our Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Research and development	$609,767	$473,090	$1,947,384	$1,281,501
Clinical manufacturing	98,744	44,221	305,756	127,170
Marketing, general and administrative	1,124,329	1,141,390	3,683,359	3,367,326
Total stock-based compensation expense	$1,832,840	$1,658,701	$5,936,499	$4,775,997

The $1.8 million of stock-based compensation recognized in the three months ended September 30, 2008 was primarily related to our stock option plans.  Of the $1.7 million of stock-based compensation recognized in the three months ended September 30, 2007, $1.5 million was related to our stock option plans and $164,000 related to restricted stock. The $174,000 increase in stock-based compensation expense in the three months ended September 30, 2008 as compared to the same period in 2007 was primarily due to an increase in the number of options granted to new employees.

Of the $5.9 million of stock-based compensation recognized in the nine months ended September 30, 2008, $5.6 million was related to our stock option plans, $327,000 related to restricted stock and $40,000 was related to our employee stock purchase plan.  Of the $4.8 million of stock-based compensation recognized in the nine months ended September 30, 2007, $4.2 million was related to our stock option plans and $523,000 related to restricted stock. The $1.2 million increase in stock-based compensation expense in the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily due to an increase in the number of options granted to new employees and to existing employees pursuant to our annual grants that occurred in February 2008.

As of September 30, 2008, the unrecorded stock-based compensation balance related to stock option awards was $8.0 million and will be recognized over an estimated weighted-average amortization period of 1.4 years. As of September 30, 2008, the unrecorded stock-based compensation balance related to restricted stock awards was $425,000 and will be recognized over an estimated weighted-average amortization period of 1.4 years.

Interest and Other Income, Net.  Interest income for the three months ended September 30, 2008 and 2007 was $254,000 and $844,000, respectively.  Interest income, net of interest expense, for the nine months ended September 30, 2008 and 2007 was $1.3 million and $2.5 million, respectively.  The $589,000 and $1.2 million decreases in net interest income in the three and nine months ended September 30, 2008 as compared to the same periods in 2007 were primarily due to lower yields on our cash, cash equivalents and investments in marketable securities, and a realized loss of approximately $552,000 on the sale of certain of our investments in marketable securities during the three months ended September 30, 2008.  In response to the recent instability in the global financial markets, we reviewed our investments in marketable securities and sold certain investments prior to their maturity in order to preserve our principal, as the issuers of these securities experienced significant deteriorations in their creditworthiness as evidenced by investment rating downgrades.  We currently expect to hold our remaining investments in marketable securities as of September 30, 2008 to their scheduled maturity, although we intend to continuously monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private sales of our equity securities, which have resulted in net proceeds to us of $328.0 million through September 30, 2008.  We have also generated $22.9 million of net interest income since our inception from investing the net proceeds of these financings.

As of September 30, 2008, we had $96.4 million in cash, cash equivalents, and investments in marketable securities.  Until required for use in our business, we invest our cash reserves in bank deposits, money market funds, high-grade corporate notes and U.S. government instruments in accordance with our investment policy.  As of September 30, 2008, we had short-term investments in marketable securities of $70.5 million with a weighted average duration of approximately 5.7 months.  As of September 30, 2008, we had long-term investments in marketable securities of $4.5 million with a weighted average duration of approximately 12.4 months.  Our investments in marketable securities as of September 30, 2008 primarily consisted of high-grade corporate notes.  We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of September 30, 2008. Our liquidity, capital resources and results of operations may be adversely affected by future declines in the value of our investments in marketable securities.  The value of our investments in marketable securities may be adversely affected by rating downgrades or bankruptcies affecting the issuers of such securities, whether caused by instability in the global financial markets, lack of liquidity in the credit and capital markets, or other factors.  In response to the recent instability in the global financial markets, we reviewed our investments in marketable securities and sold certain investments that we deemed to have increased risk.  We currently expect to hold our remaining investments in marketable securities as of September 30, 2008 to their scheduled maturity, although we intend to continuously monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

We have used $226.2 million of cash for operating activities from our inception through September 30, 2008.  Net cash used to fund our operating activities for the nine months ended September 30, 2008 and 2007 was $30.7 million and $22.5 million, respectively.

Net cash used in investing activities for the nine months ended September 30, 2008 was $33.9 million and consisted primarily of the purchase of investments in marketable securities of $94.0 million, $530,000 for the acquisition of property and equipment and $238,000 related to the pledging of collateral for a letter of credit related to a facility lease, partially offset by the proceeds from maturities and sales of investments in marketable securities.  Net cash used in investing activities for the nine months ended September 30, 2007 was $33.5 million and consisted primarily of the purchase of investments in marketable securities, partially offset by the proceeds from maturities of investments in marketable securities.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $70.1 million and consisted primarily of the net proceeds from the sale of 12,420,000 shares of our common stock in May 2008 in an underwritten public offering at a price of $5.64 per share (the “May 2008 Financing”) and $4.9 million of proceeds from the issuance of common stock associated with stock options exercised by our employees and sales of stock under our employee stock purchase plan.  We received net proceeds from the May 2008 Financing of approximately $65.2 million, after deducting $4.2 million of underwriting commissions and $661,000 of offering expenses.  The shares of common stock were sold under our shelf Registration Statement on Form S-3, declared effective by the SEC on June 5, 2007.  Net cash provided by financing activities for the nine months ended September 30, 2007 was $53.0 million and consisted of the net proceeds from the sale of 9,000,000 shares of our common stock in February 2007 in an underwritten offering at a price of $6.00 per share (the “February 2007 Financing”) and $2.7 million of proceeds from the issuance of common stock associated with stock options exercised by our employees and sales of stock under our employee stock purchase plan.  We received net proceeds from the February 2007 Financing of approximately $50.3 million, after deducting underwriting commissions of approximately $3.2 million and other offering expenses of approximately $503,000. The shares of common stock were sold under our shelf Registration Statement on Form S-3, declared effective by the SEC on July 10, 2006.

Based upon the current status of our product development plans, we believe that our cash, cash equivalents, and investments in marketable securities as of September 30, 2008 should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

We anticipate continuing our current development programs and/or beginning other long-term development projects involving our product candidates. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful.  In addition, following our review of the results of the PROPEL trial, we intend to submit an NDA for pralatrexate for the treatment of patients with relapsed or refractory PTCL as expeditiously as possible.  We expect to incur significant costs relating to preparations for the potential commercial launch of pralatrexate, including pre-commercial scale up of manufacturing and development of sales and marketing capabilities, prior to the receipt of regulatory approval to market pralatrexate.  Therefore, we will need to raise additional capital to support our future operations, including the potential commercialization of pralatrexate if approved for marketing.  Our actual capital requirements will depend on many factors, including:

•       the timing and outcome of our ongoing PROPEL trial;

•       the timing and costs associated with conducting preclinical and clinical development of our product candidates, as well as our evaluation of, and decisions with respect to, additional therapeutic indications for which we may develop our product candidates;

•       the timing and costs associated with developing sales and marketing capabilities and commercializing our product candidates, if approved for marketing;

•       the timing and costs associated with manufacturing preclinical, clinical and commercial supplies of our product candidates;

•       the timing and amount of revenues generated by our business activities, if any; and

•       our evaluation of, and decisions with respect to, potential in-licensing or product acquisition opportunities or other strategic alternatives.

We may seek to obtain this additional capital through arrangements with corporate partners, equity or debt financings, or from other sources. Such arrangements, if successfully consummated, may be dilutive to our existing stockholders. However, there is no assurance that additional financing will be available when needed, or that, if available, we will obtain such financing on terms that are favorable to our stockholders or us. In particular, the current instability in the global financial markets and lack of liquidity in the credit and capital markets may adversely affect our ability to secure adequate capital to support our future operations.  In the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.  If we are unable to generate meaningful amounts of revenue from future product sales, if any, or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our business and future prospects for revenue and profitability may be harmed.

Obligations and Commitments

Royalty and License Fee Commitments for Pralatrexate (PDX)

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to pralatrexate and its uses. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and are also required to make certain additional cash payments based upon the achievement of certain clinical development or regulatory milestones or the passage of certain time periods. To date, we have made aggregate milestone payments of $2.0 million based on the passage of time. In the future, we could make aggregate milestone payments of $1.0 million upon the earlier of achievement of a clinical development milestone or the passage of certain time periods (the “Clinical Milestone”), and up to $10.3 million upon achievement of certain regulatory milestones, including regulatory approval to market pralatrexate in the U.S. or Europe. The next scheduled payments toward the Clinical Milestone of $500,000 each are currently due on December 23, 2008 and 2009. The up-front license fee and all milestone payments under the agreement have been or will be recorded to research and development expense when incurred. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.

Lease Commitments

On June 16, 2008, we entered into an amendment to the lease agreement for our corporate headquarters facility.  As part of the amendment we extended the term of the lease from November 1, 2008 for a period of 39 months to expire January 31, 2012.  We also will have the right, subject to the terms of the amendment, to extend the term of the lease agreement for one additional period of three years thereafter. We reduced the number of rentable square feet included in the leased premises from 43,956 square feet to 34,536 square feet.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. We base our estimates on historical experience, available information and assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For a description of our critical accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended.

Recent Accounting Pronouncements

For a description of our recent accounting pronouncements, please see Note 8 of the unaudited September 30, 2008 financial statements included herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments as of September 30, 2008 consisted of cash, cash equivalents, investments in marketable securities, and accounts payable.  All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  We invest in marketable securities in accordance with our investment policy.  The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields.  Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.  The average duration of the issues in our portfolio of investments in marketable securities as of September 30, 2008 was approximately six months.  As of September 30, 2008, our investments in marketable securities of $75.0 million were all classified as held-to-maturity and were held in a variety of interest-bearing instruments, consisting mainly of high-grade corporate notes. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of September 30, 2008. The value of our investments in marketable securities may be adversely affected by rating downgrades or bankruptcies affecting the issuers of such securities, whether caused by instability in the global financial markets, lack of liquidity in the credit and capital markets, or other factors.  In response to the recent instability in the global financial markets, we reviewed our investments in marketable securities and sold certain investments that we deemed to have increased risk.  We currently expect to hold our remaining investments in marketable securities as of September 30, 2008 to their scheduled maturity, although we intend to continuously monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (the “Evaluating Officers”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our management, including the Evaluating Officers, concluded that our disclosure controls and procedures were effective as of September 30, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Evaluating Officers, as appropriate, to allow timely decisions regarding required disclosure.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and one of its former officers were named as defendants in a purported securities class action lawsuit filed in May 2004 in the U.S. District Court for the District of Colorado (the “District Court”).  An amended complaint was filed in August 2004. The lawsuit was brought on behalf of a purported class of purchasers of our securities during the period from May 29, 2003 to April 29, 2004, and sought unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN, one of our former product candidates, during this period and subsequent declines in our stock price.  On October 20, 2005, the District Court granted the defendants’ motion to dismiss the lawsuit with prejudice. In an opinion dated October 20, 2005, the District Court concluded that the plaintiffs’ complaint failed to meet the legal requirements applicable to its alleged claims.

On November 20, 2005, the plaintiffs appealed the District Court’s decision to the U.S. Court of Appeals for the Tenth Circuit (the “Court of Appeals”).   On February 6, 2008, the parties signed a stipulation of settlement, settling the case for $2,000,000. The settlement is subject to various conditions, including without limitation approval of the District Court.  On September 15, 2008, the District Court issued an order preliminarily approving the settlement and scheduling a hearing on January 21, 2009 to consider final approval of the settlement.  Neither we nor our former officer admits any liability in connection with the settlement.  The amount of the settlement in excess of our deductible has been covered by our insurance carrier.  In the event the settlement does not become final, we intend to vigorously defend against the plaintiffs’ appeal.  If the Court of Appeals then were to reverse the District Court’s decision and we were not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers.  Even if our defense against such claims were successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. As of September 30, 2008, we have recorded $2,000,000 in accrued litigation settlement costs, which represents our best estimate of the potential gross amount of the settlement costs to be paid to the plaintiffs, and $2,000,000 in prepaid expenses and other assets, which represents the approximately $235,000 of remaining deductible under our insurance policy paid by us and $1,765,000 paid by our insurance carrier into the settlement fund escrow in September 2008.  A claims administrator appointed by the parties will administer the distribution of the settlement fund to authorized claimants in 2009.

ITEM 1A.  RISK FACTORS

Our business faces significant risks. These risks include those described below and may include additional risks of which we are not currently aware or which we currently do not believe are material. If any of the events or circumstances described in the following risk factors actually occurs, they may materially harm our business, financial condition, operating results and cash flow. As a result, the market price of our common stock could decline. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, operating results and financial condition.  Stockholders and potential investors in shares of our common stock should carefully consider the following risk factors, which hereby update those risks contained in the “Risk Factors” section of our Annual Report on Form 10-K, as amended,  for the year ended December 31, 2007, in addition to other information and risk factors in this report.  We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of the Company.  We are relying upon the safe harbor for all forward-looking statements in this report, and any such statements made by or on behalf of the Company are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this report. We consistently update and include our risk factors in our Quarterly Reports on Form 10-Q. Risk factors that have been substantively changed from those set forth in our Annual Report on Form 10-K for the period ended December 31, 2007, as amended, have been marked with an asterisk immediately following the heading of such risk factor.

We have a history of net losses and an accumulated deficit, and we may never generate revenue or achieve or maintain profitability in the future. *

Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations. To date, we have financed our operations primarily through the private and public sale of securities.  For the nine months ended September 30, 2008, we had a net loss of $37.0 million.  As of September 30, 2008, we had accumulated a deficit during our development stage of $284.9 million.  We have incurred these losses principally from costs incurred in our research and development programs, clinical manufacturing and from our marketing, general and administrative expenses. We expect to continue incurring net losses for the foreseeable future. Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of our product candidates, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market our product candidates. We may never generate revenue from product sales or become profitable. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates, and in preparing for the potential commercial launch of our product candidates. We may not be able to continue as a going concern if we are unable to generate meaningful amounts of revenue to support our operations or cannot otherwise raise the necessary funds to support our operations.

Our near-term prospects are substantially dependent on pralatrexate (PDX), our lead product candidate.  If we are unable to successfully develop and obtain regulatory approval for pralatrexate for the treatment of patients with relapsed or refractory PTCL, our ability to generate revenue will be significantly delayed. *

We currently have no products that are approved for commercial sale. Our product candidates are in various stages of development, and significant research and development, financial resources and personnel will be required to develop commercially viable products, obtain the necessary regulatory approvals therefor, and successfully commercialize them. Most of our efforts and expenditures over the next few years will be devoted to pralatrexate (PDX). Accordingly, our future prospects are substantially dependent on the successful development, regulatory approval and commercialization of pralatrexate for the treatment of patients with relapsed or refractory PTCL. Even if we receive regulatory approval, pralatrexate is not expected to be commercially available for this or any other indication until at least the second half of 2009. RH1 is in an earlier stage of development relative to pralatrexate, and if both pralatrexate and RH1 are approved for marketing, we expect that RH1 would not be commercially available until after pralatrexate is commercially available. Further, certain of the indications that we are pursuing have relatively low incidence rates, which may make it difficult for us to enroll a sufficient number of patients in our clinical trials on a timely basis, or at all, and may limit the revenue potential of our product candidates. If we are unable to successfully develop, obtain regulatory approval for and commercialize pralatrexate for the treatment of patients with relapsed or refractory PTCL, our ability to generate revenue from product sales will be significantly delayed and our stock price would likely decline.

We cannot predict when or if we will obtain regulatory approval to commercialize our product candidates. *

Our product candidates are in the preclinical and clinical stages of development and have not been approved for marketing in the U.S. or any other country. A pharmaceutical product cannot be marketed in the U.S. or most other countries until it has completed a rigorous and extensive regulatory review and approval process. If we fail to obtain regulatory approval to market our product candidates, we will be unable to sell our products and generate revenue, which would jeopardize our ability to continue operating our business. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. We may not obtain regulatory approval for any product candidates we develop, including pralatrexate, or we may not obtain regulatory review of such product candidates in a timely manner. For a complete description of the regulatory approval process and related risks, please refer to the “Government Regulation” section of Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2007, as amended.

If our product candidates, including pralatrexate, fail to meet safety and efficacy endpoints in clinical trials, they will not receive regulatory approval and we will be unable to market them. *

Our product candidates may not prove to be safe and efficacious in clinical trials and may not meet all of the applicable regulatory requirements needed to receive regulatory approval. The clinical development and regulatory approval process is extremely expensive and takes many years. Failure can occur at any stage of development, and the timing of any regulatory approval cannot be accurately predicted. In addition, failure to comply with the FDA and other applicable U.S. and foreign regulatory requirements applicable to clinical trials may subject us to administrative or judicially imposed sanctions.

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

Even if we achieve positive interim results in clinical trials, these results do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory clearances, and the FDA can request that we conduct additional clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. As a result, there can be no assurance that our PROPEL trial will achieve its primary or secondary endpoints. In addition, negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or terminated. Also, failure to construct clinical trial protocols to screen patients for risk profile factors relevant to the trial for purposes of segregating patients into the patient populations treated with the drug being tested and the control group could result in either group experiencing a disproportionate number of adverse events and could cause a clinical trial to be repeated or terminated. If we have to conduct additional clinical trials, whether for pralatrexate or any other product candidate, it would significantly increase our expenses and delay potential marketing of our product candidates.

We completed patient enrollment in our pivotal Phase 2 PROPEL trial in April 2008. We cannot assure you that the design of, or data collected from, the PROPEL trial will be adequate to demonstrate the safety and efficacy of pralatrexate for the treatment of patients with relapsed or refractory PTCL, or otherwise be sufficient to support FDA or any foreign regulatory approval. If the PROPEL trial fails to achieve its safety and efficacy endpoints, we may be unable to obtain regulatory approval to commercialize pralatrexate, and our business and stock price would be harmed. Further, even if we believe the data from the trial are positive, the FDA may disagree with our interpretation and determine that the data are not sufficient to support approval. If we fail to obtain regulatory approval for pralatrexate or any of our other current or future product candidates, we will be unable to market and sell them and therefore may never generate meaningful amounts of revenue or become profitable.

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

As a result of the numerous factors that can affect the pace of progress of clinical trials, our trials may take longer to enroll patients than we anticipate, if they can be completed at all. Delays in patient enrollment in the trials may increase our costs and slow our product development and approval process. Our product development costs will also increase if we need to perform more or larger clinical trials than planned. If other companies’ product candidates show favorable results, we may be required to conduct additional clinical trials to address changes in treatment regimens or for our products to be commercially competitive. Any delays in completing our clinical trials will delay our ability to generate revenue from product sales, and we may have insufficient capital resources to support our operations. Even if we do have sufficient capital resources, our ability to become profitable will be delayed.

While we have negotiated a special protocol assessment with the FDA relating to our PROPEL trial, this agreement does not guarantee any particular outcome from regulatory review of the trial or the product, including any regulatory approval. *

The protocol for the PROPEL trial was reviewed by the FDA under its special protocol assessment, or SPA process, which allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, and provides an agreement that the study design, including trial size, clinical endpoints and data analyses are acceptable to the FDA. However, the SPA agreement is not a guarantee of approval, and we cannot be certain that the design of, or data collected from, the PROPEL trial will be adequate to demonstrate the safety and efficacy of pralatrexate for the treatment of patients with relapsed or refractory PTCL, or otherwise be sufficient to support FDA or any foreign regulatory approval.  In addition, the response rate, duration of response and safety profile required to support FDA approval are not specified in the PROPEL trial protocol and will be subject to FDA review. Further, the SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement was entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed upon trial protocols. In addition, the SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from the PROPEL trial. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreement, how it will interpret the data and results from the PROPEL trial, or whether pralatrexate will receive any regulatory approvals as a result of the SPA agreement or the PROPEL trial. Therefore, despite the potential benefits of the SPA agreement, significant uncertainty remains regarding the clinical development and regulatory approval process for pralatrexate for the treatment of patients with relapsed or refractory PTCL.

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

•                  deficiencies in the clinical trial operations or trial sites;

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

•                  the quality or stability of the product candidate may fall below acceptable standards; or

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

Even if our product candidates meet safety and efficacy endpoints in clinical trials, regulatory authorities may not approve them, or we may face post-approval problems that require withdrawal of our products from the market. *

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. We will not be able to commercialize any of our product candidates until we have obtained regulatory approval. We have limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may place us at risk of delays, overspending and human resources inefficiencies.

Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, or their advisors, may disagree with our interpretations of data from preclinical studies and clinical trials. The FDA has substantial discretion in the approval process, and when or whether regulatory approval will be obtained for any drug we develop. For example, even though we established an SPA with the FDA for our PROPEL trial, there is no guarantee that the data generated from the PROPEL trial will be adequate to support FDA approval. Regulatory agencies also may approve a product candidate for fewer conditions than requested or may grant approval subject to the performance of post-marketing studies or risk evaluation and mitigation strategies (REMS) for a product candidate. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

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

Even if we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory obligations and review. *

Following any regulatory approval of our product candidates, we will be subject to continuing regulatory obligations such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, we or our third-party manufacturers will be required to adhere to regulations setting forth cGMP. These regulations cover all aspects of the manufacturing, storage, testing, quality control and record keeping relating to our product candidates. Furthermore, we or our third-party manufacturers must pass a pre-approval inspection of manufacturing facilities by the FDA and foreign authorities before obtaining marketing approval and will be subject to periodic inspection by these regulatory authorities to ensure strict compliance with cGMP or other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. Such inspections may result in compliance issues that could prevent or delay marketing approval, or require the expenditure of substantial financial or other resources to address. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

We will need to raise additional capital to support our future operations.  If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop or commercialize our product candidates. *

Based upon the current status of our product development plans, we believe that our cash, cash equivalents, and investments in marketable securities as of September 30, 2008 should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.  We anticipate continuing our current development programs and/or beginning other long-term development projects involving our product candidates. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful.  In addition, following our review of the results of the PROPEL trial, we intend to submit an NDA for pralatrexate for the treatment of patients with relapsed or refractory PTCL as expeditiously as possible.  We expect to incur significant costs relating to preparations for the potential commercial launch of pralatrexate, including pre-commercial scale up of manufacturing and development of sales and marketing capabilities, prior to the receipt of regulatory approval to market pralatrexate.  Therefore, we will need to raise additional capital to support our future operations, including the potential commercialization of pralatrexate if approved for marketing.  Our actual capital requirements will depend on many factors, including:

•       the timing and outcome of our ongoing PROPEL trial;

•       the timing and costs associated with conducting preclinical and clinical development of our product candidates, as well as our evaluation of, and decisions with respect to, additional therapeutic indications for which we may develop our product candidates;

•       the timing and costs associated with developing sales and marketing capabilities and commercializing our product candidates, if approved for marketing;

•       the timing and costs associated with manufacturing preclinical, clinical and commercial supplies of our product candidates;

•       the timing and amount of revenues generated by our business activities, if any; and

•       our evaluation of, and decisions with respect to, potential in-licensing or product acquisition opportunities or other strategic alternatives.

We may seek to obtain this additional capital through arrangements with corporate partners, equity or debt financings, or from other sources. Such arrangements, if successfully consummated, may be dilutive to our existing stockholders. However, there is no assurance that additional financing will be available when needed, or that, if available, we will obtain such financing on terms that are favorable to our stockholders or us. In particular, the current instability in the global financial markets and lack of liquidity in the credit and capital markets may adversely affect our ability to secure adequate capital to support our future operations.  In the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.  If we are unable to generate meaningful amounts of revenue from future product sales, if any, or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our business and future prospects for revenue and profitability may be harmed.

Our liquidity, capital resources and results of operations may be adversely affected by declines in the value of our investments in marketable securities. *

As of September 30, 2008, we had $96.4 million in cash, cash equivalents, and investments in marketable securities.  Until required for use in our business, we invest our cash reserves in bank deposits, money market funds, high-grade corporate notes and U.S. government instruments in accordance with our investment policy.  As of September 30, 2008, we had short-term investments in marketable securities of $70.5 million with a weighted average duration of approximately 5.7 months.  As of September 30, 2008, we had long-term investments in marketable securities of $4.5 million with a weighted average duration of approximately 12.4 months.  Our investments in marketable securities as of September 30, 2008 primarily consisted of high-grade corporate notes. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of September 30, 2008.

Based upon the current status of our product development plans, we believe that our cash, cash equivalents, and investments in marketable securities as of September 30, 2008 should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.  In particular, our liquidity, capital resources and results of operations may be adversely affected by declines in the value of our investments in marketable securities.  The value of our investments in marketable securities may be adversely affected by rating downgrades or bankruptcies affecting the issuers of such securities, whether caused by instability in the global financial markets, lack of liquidity in the credit and capital markets, or other factors.  For example, during the three months ended September 30, 2008, we realized a loss of approximately $552,000 on the sale of certain of our investments in marketable securities, which were sold in order to preserve our principal as the issuers of these securities experienced significant deteriorations in their creditworthiness as evidenced by investment rating downgrades.  We currently expect to hold our remaining investments in marketable securities as of September 30, 2008 to their scheduled maturity, although we intend to continuously monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

If we are unable to effectively protect our intellectual property, we will be unable to prevent third parties from using our technology, which would impair our competitiveness and ability to commercialize our product candidates. In addition, enforcing our proprietary rights may be expensive and result in increased losses. *

Our success will depend in part on our ability to obtain and maintain meaningful patent protection for our products, both in the U.S. and in other countries. We rely on patents to protect a large part of our intellectual property and our competitive position. Any patents issued to or licensed by us could be challenged, invalidated, infringed, circumvented or held unenforceable, based on, among other things, obviousness, inequitable conduct, anticipation or enablement. In addition, it is possible that no patents will issue on any of our licensed patent applications. It is possible that the claims in patents that have been issued or licensed to us or that may be issued or licensed to us in the future will not be sufficiently broad to protect our intellectual property or that the patents will not provide protection against competitive products or otherwise be commercially valuable. Failure to obtain and maintain adequate patent protection for our intellectual property would impair our ability to be commercially competitive.

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

In addition to patent protection, we also rely upon trade secrets, proprietary know-how and technological advances that we seek to protect through confidentiality agreements with our collaborators, employees and consultants. Our employees and consultants are required to enter into confidentiality agreements with us. We also enter into non-disclosure agreements with our collaborators and vendors, which agreements are intended to protect our confidential information delivered to third parties for research and other purposes. However, these agreements could be breached and we may not have adequate remedies for any breach, or our trade secrets and proprietary know-how could otherwise become known or be independently discovered by others.

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

Both pralatrexate and RH1 are cytotoxic, which requires the manufacturers of these substances to have specialized equipment and safety systems to handle such substances. In addition, the starting materials for pralatrexate require custom preparations, which will require us to manage an additional set of suppliers to obtain the needed supplies of pralatrexate.

Given our lack of formal supply agreements and the fact that in many cases our components are supplied by a single source, our third party suppliers may not be able to fulfill our potential commercial needs or meet our deadlines, or the components they supply to us may not meet our specifications and quality policies and procedures. If we need to find an alternative supplier of pralatrexate or other components, we may not be able to contract for those components on acceptable terms, if at all. Any such failure to supply or delay caused by such suppliers would have an adverse affect on our ability to continue clinical development of our product candidates or commercialize any future products.

Even if we obtain approval to market our product candidates in one or more indications, our current or future manufacturers may be unable to accurately and reliably manufacture commercial quantities of our product candidates at reasonable costs, on a timely basis and in compliance with the FDA’s cGMP. If our current or future contract manufacturers fail in any of these respects, our ability to timely complete our clinical trials, obtain required regulatory approvals and successfully commercialize our product candidates will be materially and adversely affected. This risk may be heightened with respect to pralatrexate and RH1 as there are a limited number of fill/finish manufacturers with the ability to handle cytotoxic products such as pralatrexate and RH1. Our reliance on contract manufacturers exposes us to additional risks, including:

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

We may, in the future, periodically explore a variety of possible strategic partnerships in an effort to gain access to additional product candidates or resources. At the current time, we cannot predict what form such a strategic partnership might take. We are likely to face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be complicated and time consuming to negotiate and document. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships.

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

Even if our products are approved for marketing, they may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

•       the receipt of timely regulatory approval for the uses that we are studying;

•       the establishment and demonstration in the medical community of the safety and efficacy of our products and their potential advantages over existing and newly developed therapeutic products;

•       the ease of use of our products;

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

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. In the U.S. and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. For example, in some countries other than the U.S., pricing of prescription drugs is subject to government control, and we expect proposals to implement similar controls in the U.S. to continue. We are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. The pendency or approval of such proposals or reforms could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships or licenses.

We may not obtain orphan drug exclusivity or we may not receive the full benefit of orphan drug exclusivity even if we obtain it. *

The FDA has awarded orphan drug status to pralatrexate for the treatment of patients with T-cell lymphoma. Under the Orphan Drug Act, if we are the first company to receive FDA approval for this drug for the designated orphan drug indication, we will obtain seven years of marketing exclusivity during which the FDA may not approve another company’s application for the same drug for the same orphan indication. Orphan drug exclusivity would not prevent FDA approval of a different drug for the orphan indication or the same drug for a different indication.

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

•       federal false claims laws that prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•       the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•       federal self-referral laws, such as STARK, which prohibits a physician from making a referral to a provider of certain health services with which the physician or the physician’s family member has a financial interest; and

•       state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA.

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

Even if we obtain the necessary regulatory approvals to market pralatrexate or any other product candidate, our commercial opportunity will be reduced or eliminated if our competitors develop and market products that are more effective, have fewer side effects or are less expensive than our product candidates. Our potential competitors include large, fully-integrated pharmaceutical companies and more established biotechnology companies, both of which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Academic institutions, government agencies, and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that competitors will succeed in developing technologies that are more effective than those being developed by us or that would render our technology obsolete or noncompetitive.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

The testing and marketing of pharmaceutical products entail an inherent risk of product liability. Product liability claims might be brought against us by consumers or health care providers or by pharmaceutical companies or others selling our future products. If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities or be required to limit the commercialization of our product candidates. We have obtained limited product liability insurance coverage for our human clinical trials. However, product liability insurance coverage is becoming increasingly expensive, and we may be unable to maintain such insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations. We may not be able to obtain commercially reasonable product liability insurance for any products approved for marketing.

We are currently involved in a securities class action litigation, which could harm our business if management attention is diverted or the claims are decided against us. *

We have been named as a defendant in a purported securities class action lawsuit seeking unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN during the period from May 29, 2003 to April 29, 2004 and subsequent declines in our stock price. In an opinion dated October 20, 2005, the U.S. District Court for the District of Colorado concluded that the plaintiffs’ complaint failed to meet the legal requirements applicable to its alleged claims and dismissed the lawsuit. On November 20, 2005, the plaintiffs appealed the District Court’s decision to the U.S. Court of Appeals for the Tenth Circuit. On February 6, 2008, the parties signed a stipulation of settlement, settling the case for $2,000,000. The settlement is subject to various conditions, including without limitation approval of the District Court.  On September 15, 2008, the District Court issued an order preliminarily approving the settlement and scheduling a hearing on January 21, 2009 to consider final approval of the settlement.  Neither we nor our former officer admits any liability in connection with the settlement.  The amount of the settlement in excess of our deductible has been covered by our insurance carrier.  In the event the settlement does not become final, we intend to vigorously defend against the plaintiffs’ appeal. If the Court of Appeals then were to reverse the District Court’s decision and we were not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims were successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. As of September 30, 2008, we have recorded $2,000,000 in accrued litigation settlement costs, which represents our best estimate of the potential gross amount of the settlement costs to be paid to the plaintiffs, and $2,000,000 in prepaid expenses and other assets, which represents the approximately $235,000 of remaining deductible under our insurance policy paid by us and $1,765,000 paid by our insurance carrier into the settlement fund escrow in September 2008.  A claims administrator appointed by the parties will administer the distribution of the settlement fund to authorized claimants in 2009.

Our success depends on retention of our President and Chief Executive Officer, Chief Medical Officer and other key personnel.

We are highly dependent on our President and Chief Executive Officer, Paul L. Berns, our Chief Medical Officer, Pablo J. Cagnoni, M.D., and other members of our management team. We are named as the beneficiary on a term life insurance policy covering Mr. Berns in the amount of $10.0 million. We also depend on academic collaborators for each of our research and development programs. The loss of any of our key employees or academic collaborators could delay our discovery research program and the development and commercialization of our product candidates or result in termination of them in their entirety. Mr. Berns and Dr. Cagnoni, as well as others on our executive management team, have employment agreements with us, but the agreements provide for “at-will” employment with no specified term. Our future success also will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization of pharmaceutical products. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unsuccessful in our recruitment and retention efforts, our business will be harmed.

We also rely on consultants, collaborators and advisors to assist us in formulating and conducting our research. All of our consultants, collaborators and advisors are employed by other employers or are self-employed and may have commitments to or consulting contracts with other entities that may limit their ability to contribute to the Company.

We cannot guarantee that we will be in compliance with all potentially applicable regulations.

The development, manufacturing, and, if approved, pricing, marketing, sale and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the U.S. and numerous entities outside of the U.S. We also have significantly fewer employees than many other companies that have the same or fewer product candidates in late stage clinical development and we rely heavily on third parties to conduct many important functions.

As a publicly-traded company, we are subject to significant regulations, some of which have only recently been adopted, including the Sarbanes Oxley Act of 2002. We cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with the Sarbanes Oxley Act of 2002 or any other regulations we could be subject to a range of consequences, including restrictions on our ability to sell equity securities or otherwise raise capital funds, the de-listing of our common stock from the Nasdaq Global Market, suspension or termination of our clinical trials, failure to obtain approval to market our product candidates, restrictions on future products or our manufacturing processes, significant fines, or other sanctions or litigation.

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

Warburg Pincus Private Equity VIII, L.P. and Baker Brothers Life Sciences, L.P. each control a substantial percentage of the voting power of our outstanding common stock. *

On March 2, 2005, we entered into a Securities Purchase Agreement with Warburg Pincus Private Equity VIII, L.P. (“Warburg”) and certain other investors pursuant to which we issued and sold an aggregate of 2,352,443 shares of our Series A Exchangeable Preferred Stock (the “Exchangeable Preferred”) at a price per share of $22.10, for aggregate gross proceeds of approximately $52.0 million. On May 18, 2005, at our Annual Meeting of Stockholders, our stockholders voted to approve the issuance of shares of our common stock upon exchange of shares of the Exchangeable Preferred. As a result of such approval, we issued a total of 23,524,430 shares of common stock upon exchange of 2,352,443 shares of Exchangeable Preferred. In connection with its purchase of the Exchangeable Preferred, Warburg entered into a standstill agreement agreeing not to pursue certain activities the purpose or effect of which may be to change or influence the control of the Company.

On February 2, 2007, we closed an underwritten offering of 9,000,000 shares of common stock, of which Baker Brothers Life Sciences, L.P. and certain other affiliated funds (collectively “Baker”) purchased 3,300,000 shares, at a price per share of $6.00, for aggregate gross proceeds of approximately $54.0 million (the “February 2007 Financing”). In connection therewith, Baker entered into a standstill agreement agreeing not to pursue certain activities the purpose or effect of which might be to change or influence the control of the Company.

On May 29, 2008, we sold 12,420,000 shares of our common stock in an underwritten public offering at a price of $5.64 per share, for aggregate gross proceeds of approximately $70.0 million.  Warburg and Baker purchased 3,500,000 and 1,500,000 shares, respectively, of the 12,420,000 shares sold in such public offering.

As of September 30, 2008, we had 81,140,937 shares of common stock outstanding, of which Warburg owned 26,124,430 shares, or approximately 32.2% of the voting power of our outstanding common stock, and Baker owned 11,248,621 shares, or approximately 13.9% of the voting power of our outstanding common stock. Although each of Warburg and Baker have entered into a standstill agreement with us, they are, and will continue to be, able to exercise substantial influence over any actions requiring stockholder approval.

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

•       actual or anticipated regulatory approvals or non-approvals of our product candidates, including pralatrexate, or of competing product candidates;

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

On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, our operating results for the three and nine months ended September 30, 2008 and 2007 include, and future periods will include, a charge for stock-based compensation related to employee stock options, restricted stock and discounted employee stock purchases.  The application of SFAS 123R requires the use of an option-pricing model to determine the fair value of share-based payment awards.  This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	None

ITEM 5.	OTHER INFORMATION	None

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Corporate Bonus Plan, as amended and restated effective September 15, 2008.
31.1	Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a).
31.2	Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a).
32.1#	Section 1350 Certification.

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

Date: November 5, 2008	ALLOS THERAPEUTICS, INC.

/s/ Paul L. Berns
Paul L. Berns
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David C. Clark
David C. Clark
Vice President, Finance and Treasurer
(Principal Financial and Accounting Officer)