Form 10-K/A
period 2008-12-31
ALLOS THERAPEUTICS INC
filed 2009-04-30
CIK 1097264

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

11080 CirclePoint Road, Suite 200
Westminster, Colorado 80020
(303) 426-6262
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock $.001 Par Value	NASDAQ Stock Market LLC
(Title of class)	(NASDAQ Global Market)
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

         As of April 15, 2009, there were 89,360,666 shares of the registrant's common stock outstanding.

        EXPLANATORY NOTE:    This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") amends the registrant's Annual Report on Form 10-K for the year ended December 31, 2008, as filed by the registrant on March 3, 2009 (the "Report"), and is being filed solely to replace Part III, Item 10 through Item 14. The reference on the cover of the Report to the incorporation by reference of the registrant's definitive proxy statement into Part III of the Report is hereby amended to delete that reference. In addition, we are also including Exhibits 31.1 and 31.2 required by the filing of this Amendment No. 1. Except as otherwise stated herein, no other information contained in the Report has been updated by this Amendment No. 1. Unless the context requires otherwise, references in this Amendment No. 1 to "Allos," the "Company," "we," "us," and "our" refer to Allos Therapeutics, Inc.

ALLOS THERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
Amendment No. 1

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The following table sets forth information about our directors and executive officers, as of April 15, 2009:

Name	Age	Position
Paul L. Berns	42	President, Chief Executive Officer and Director
Bruce K. Bennett, Jr.	58	Vice President, Pharmaceutical Operations
Pablo J. Cagnoni, M.D.	46	Senior Vice President, Chief Medical Officer
James V. Caruso	50	Executive Vice President, Chief Commercial Officer
Michael D. Casey	63	Director
David C. Clark	40	Vice President, Finance, Treasurer and Assistant Secretary
Marc H. Graboyes	39	Senior Vice President, General Counsel and Secretary
Stewart Hen	42	Director
Stephen J. Hoffman, Ph.D., M.D.	55	Chairman of the Board
Jeffrey R. Latts, M.D.	61	Director
Jonathan S. Leff	40	Director
Timothy P. Lynch	39	Director
David M. Stout	54	Director

        Paul L. Berns has served as the Company's President and Chief Executive Officer, and as a member of the Board of Directors, since March 2006. Prior to joining the Company, Mr. Berns was a self-employed consultant to the pharmaceutical industry from July 2005 to March 2006. From June 2002 to July 2005, Mr. Berns was President, Chief Executive Officer and a director of Bone Care International, Inc., a specialty pharmaceutical company that was acquired by Genzyme Corporation in 2005. Prior to that, from 2001 to 2002, Mr. Berns served as Vice President and General Manager of the Immunology, Oncology and Pain Therapeutics business unit of Abbott Laboratories, a pharmaceutical company. From 2000 to 2001, he served as Vice President, Marketing of BASF Pharmaceuticals-Knoll, a pharmaceutical company, and from 1990 to 2000, Mr. Berns held various positions, including senior management roles, at Bristol-Myers Squibb Company, a pharmaceutical company. Mr. Berns is a director of XenoPort, Inc. Mr. Berns received a B.S. in Economics from the University of Wisconsin.

        Bruce K. Bennett, Jr. has served as the Company's Vice President, Pharmaceutical Operations since January 2008. Prior to joining the Company, Mr. Bennett was a self-employed consultant to the biotechnology and pharmaceutical industries from 2006 to January 2008. From 2002 to 2006, Mr. Bennett served as Vice President, Manufacturing at La Jolla Pharmaceuticals. Prior to La Jolla, Mr. Bennett served as Vice President, Operations at Provasis Therapeutics from 2000 to 2002, and as Vice President, Operations, RA/QA/QC and Commercial Development at Via Medical Corporation from 1997 to 2000. From 1987 to 1997, Mr. Bennett served as a senior operations executive of various pharmaceutical, biotechnology and other companies. Mr. Bennett earned his M.B.A. from Pepperdine University and his B.S. in Industrial Technology from California State University, Long Beach.

        Pablo J. Cagnoni, M.D. has served as the Company's Senior Vice President, Chief Medical Officer since March 2007. From August 2004 to March 2007, Dr. Cagnoni held several key management positions with OSI Pharmaceuticals, Inc., serving most recently as Chief Medical Officer and Vice President, Clinical Research and Medical Affairs. During his tenure, among other responsibilities, Dr. Cagnoni oversaw all of OSI's clinical development and medical affairs activities relating to Tarceva®. From July 2001 to July 2004, Dr. Cagnoni held key roles in clinical development with Allos, serving most recently as Vice President, Clinical Development. Prior to that, Dr. Cagnoni was Assistant Professor of Medicine in the Division of Oncology at the University of Colorado, where he also served as Assistant Director of the Pharmacology Laboratory and member of the Bone Marrow Transplant Program. Dr. Cagnoni received his M.D. from the University of Buenos Aires Medical School.

        James V. Caruso has served as the Company's Executive Vice President, Chief Commercial Officer since June 2006. Prior to joining the Company, Mr. Caruso was a self-employed consultant to the pharmaceutical industry from July 2005 to June 2006. From June 2002 to July 2005, Mr. Caruso was Senior Vice President, Sales and Marketing at Bone Care International, Inc., a specialty pharmaceutical company that was acquired by Genzyme Corporation in 2005. Prior to that, from June 2001 to June 2002, Mr. Caruso was a Vice President of Specialty Sales at Novartis, a pharmaceutical company. From 2000 to 2001, he served as Vice President, Sales of BASF Pharmaceuticals-Knoll, a pharmaceutical company, and from 1988 to 2000, Mr. Caruso held various positions, including senior management roles, at Bristol-Myers Squibb Company, a pharmaceutical company. Mr. Caruso earned his B.S. in Finance from the University of Nevada.

        Michael D. Casey has served as a member of the Board of Directors since June 2002. Since February 2002, Mr. Casey has been a self-employed consultant to the pharmaceutical industry. Previously, Mr. Casey served four years as President, Chief Executive Officer and Chairman of Matrix Pharmaceuticals, Inc., a biopharmaceutical company, until Chiron Corporation acquired the company in February 2002. Prior to joining Matrix, Mr. Casey was President of two divisions of Schein Pharmaceutical, Inc. from 1995 to 1997, and President and Chief Operating Officer of Genetic Therapy, Inc. from 1993 to 1995 when it was sold to Sandoz (Novartis). Mr. Casey also spent 25 years with Johnson & Johnson, including as Vice President of Sales and Marketing of Ortho Pharmaceutical Corporation and President of McNeil Pharmaceuticals. Mr. Casey is a director of AVI Biopharma, Inc., Celgene Corp. and Durect Corporation.

        David C. Clark has served as the Company's Vice President, Finance since February 2007, as Principal Financial Officer since March 2006 and as the Company's Treasurer since May 2004. Mr. Clark also served as the Company's Corporate Controller from May 2004 to April 2007. He has served as the Company's Assistant Secretary since October 2004 and served as Secretary from May 2004 to October 2004. From March 2000 to October 2003, Mr. Clark held several positions at Seurat Company (formerly XOR Inc.), a technology company, serving most recently as Vice President of Finance and Chief Financial Officer. From 1992 to March 2000, Mr. Clark worked in the audit practice of PricewaterhouseCoopers LLP. Mr. Clark is a Certified Public Accountant and received a Masters of Accountancy and a B.S. in Accounting from the University of Denver.

        Marc H. Graboyes has served as the Company's Senior Vice President, General Counsel and Secretary since February 2008, and served as the Company's Vice President, General Counsel and Secretary from October 2004 to January 2008. From 2000 to October 2004, Mr. Graboyes was an attorney with Cooley Godward LLP, where he practiced corporate and securities law and served as outside counsel to the Company for nearly five years. Prior to joining Cooley Godward, Mr. Graboyes practiced corporate and securities law with several other national law firms. Mr. Graboyes earned his J.D. from the University of Colorado School of Law and received his B.S. in Entrepreneurship & Small Business Management from the University of Colorado at Boulder.

        Stewart Hen has served as a member of the Board of Directors since March 2005. Mr. Hen serves as a General Partner of Warburg Pincus & Co. and as a Managing Director and Member of Warburg Pincus LLC. Mr. Hen joined Warburg Pincus in 2000 and focuses on investments in biotechnology and pharmaceuticals. Prior to joining Warburg Pincus, he served as a management consultant at McKinsey & Company. Prior to joining McKinsey, Mr. Hen held positions at Merck in both Research & Development and Manufacturing. Mr. Hen is currently a director of Neurogen Corporation, WuXi PharmaTech (Cayman) Inc. and several private companies. Mr. Hen holds an M.B.A. from The Wharton School, an M.S. in chemical engineering from the Massachusetts Institute of Technology and a B.S. in chemical engineering from the University of Delaware.

        Stephen J. Hoffman, Ph.D., M.D. is the Company's Chairman of the Board. Dr. Hoffman has served as a Managing Director of Skyline Ventures, a venture capital firm, since May 2007. From January 2003 to March 2007, Dr. Hoffman was a General Partner of TechnoVenture Management, a venture capital firm. He has served as a member of the Board of Directors since 1994 and as the Company's Chairman of the Board since December 2001. From July 1994 to December 2001, Dr. Hoffman served as the Company's President and Chief Executive Officer. Prior to that, from inception to 1994, Dr. Hoffman served as a consultant to the Company's investor group. From 1990 to 1994, he completed a fellowship in clinical oncology and a residency/fellowship in dermatology, both at the University of Colorado. Dr. Hoffman was the scientific founder of Somatogen Inc., a biopharmaceutical company, where he held the position of Director of Corporate Research and Vice President of Science and Technology from 1987 to 1990. Dr. Hoffman received his Ph.D. in bio-organic chemistry from Northwestern University and his M.D. from the University of Colorado School of Medicine.

        Jeffrey R. Latts, M.D. has served as a member of the Board of Directors since April 2007. Since January 2007, Dr. Latts has been a self-employed consultant to the pharmaceutical industry. Previously, Dr. Latts served as Executive Vice President of Exelixis, Inc., a biotechnology company, from January 2006 to January 2007, and as Senior Vice President of Exelixis, Inc. from July 2001 to December 2005. He also served as Chief Medical Officer of Exelixis, Inc. from July 2001 to September 2006. Prior to that, Dr. Latts held key management positions with Berlex Laboratories, a pharmaceutical healthcare company, where he served as Chief Medical Officer from 1995 to 2001, and Vice President, Clinical Research and Development from 1990 to 2001. Prior to that, Dr. Latts served as Vice President of Clinical Research at Wyeth Ayerst Research, a division of Wyeth Laboratories. He began his career in the pharmaceutical industry with the Parke-Davis Pharmaceutical Division of Warner Lambert. In over 25 years in the pharmaceutical industry, Dr. Latts has been involved in numerous investigational new drug application submissions and has successfully initiated early to late stage clinical trials for multiple disease areas, including cancer, immunology, central nervous system and metabolic diseases. Dr. Latts received a B.S. in medicine and an M.D. from the University of Minnesota.

        Jonathan S. Leff has served as a member of the Board of Directors since March 2005. Mr. Leff serves as a General Partner of Warburg Pincus & Co. and as a Managing Director and Member of Warburg Pincus LLC. Mr. Leff joined Warburg Pincus in 1996 and is responsible for the firm's investment efforts in biotechnology and pharmaceuticals. Prior to joining Warburg Pincus, he was a consultant at Oliver, Wyman & Co. Mr. Leff is currently a director of Inspire Pharmaceuticals, Inc., InterMune, Inc., ZymoGenetics, Inc. and several private companies. Mr. Leff received his A.B. in Government from Harvard College and his M.B.A. from Stanford University Graduate School of Business.

        Timothy P. Lynch has served as a member of the Board of Directors since November 2005. Mr. Lynch is a General Partner of Stonepine Capital, L.P., a life-science focused investment fund. From October 2005 through June 2008, Mr. Lynch was the President and Chief Executive Officer of NeuroStat Pharmaceuticals, a start-up specialty pharmaceutical company. From June 2005 through September 2005, Mr. Lynch was President and Chief Executive Officer of Vivo Therapeutics, Inc., a venture-backed specialty pharmaceuticals start-up. From October 2002 through June 2005, Mr. Lynch served as Chief Financial Officer of Tercica, Inc. From 1999 to June 2002, Mr. Lynch served as Chief Financial Officer of InterMune, Inc. He was involved with the initial public offerings of both biopharmaceutical companies. Previously, Mr. Lynch served as Director of Strategic Planning and as a pharmaceutical sales representative at Elan Corporation, plc, a pharmaceutical company. He started his career as an investment banker at Goldman, Sachs & Co. and Chase Securities, Inc. Mr. Lynch is a director of BioForm Medical, Inc., Insite Vision, Inc., and Nabi Biopharmaceuticals. Mr. Lynch received his B.A. in economics from Colgate University and his M.B.A. from the Harvard Graduate School of Business.

        David M. Stout has served as a member of the Board of Directors since March 2009. Mr. Stout most recently served as President, Pharmaceuticals at GlaxoSmithKline, where he was responsible for the company's global pharmaceutical operations, from January 2003 to February 2008. From 1999 to January 2003, Mr. Stout served as President, U.S. Pharmaceuticals at GlaxoSmithKline. From 1996 to 1998, Mr. Stout served as President and Director, Sales and Marketing-U.S. for SmithKline Beecham. Prior to that, Mr. Stout was President of Schering Laboratories, a division of Schering-Plough Corporation from 1994 to 1996. Mr. Stout also held various executive and sales and marketing positions with Schering-Plough Corporation from 1979, when he joined the company, until 1994. Mr. Stout is a director of Airgas, Inc. Mr. Stout received his B.A. in biology from McDaniel College.

        The term of each of our directors currently runs through the date of our 2009 Annual Meeting of Stockholders. Pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement") dated March 2, 2005 between the Company and Warburg Pincus Private Equity VIII, L.P. ("Warburg"), for so long as Warburg owns at least two-thirds of the number of shares of common stock issued upon exchange of the Series A Exchangeable Preferred Stock (the "Exchangeable Preferred") acquired by it under the Securities Purchase Agreement, the Company is required to nominate and use its reasonable best efforts to cause to be elected and cause to remain as directors on its Board of Directors two individuals designated by Warburg (each, an "Investor Designee" and collectively, the "Investor Designees"). If Warburg no longer has the right to designate two members of the Board of Directors, then, for so long as Warburg owns at least 50% of the number of shares of common stock issued upon exchange of the Exchangeable Preferred acquired by it under the Securities Purchase Agreement, the Company is required to nominate and use its reasonable best efforts to cause to be elected and cause to remain as a director on the Board of Directors, one Investor Designee. Effective March 4, 2005, Stewart Hen and Jonathan S. Leff, each of whom is a Managing Director of Warburg, were elected to the Company's Board of Directors. In addition, subject to applicable law and the rules and regulations of the Securities and Exchange Commission ("SEC") and The Nasdaq Stock Market ("Nasdaq"), the Company is required to use its reasonable best efforts to cause one of the Investor Designees to be a member of each principal committee of the Board of Directors. However, the Board of Directors has determined, based on its analysis of Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that the Investor Designees are not eligible to serve as members of the Audit Committee of the Board of Directors due to the size of Warburg's ownership interest.

Audit Committee

        The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee the Company's corporate accounting and financial reporting processes, the Company's systems of internal accounting and financial controls, and audits of the Company's financial statements. The Board has adopted a written charter for the Audit Committee that is available to stockholders on the Company's website at http://www.allos.com. The written charter describes the full power and authority of the Audit Committee and delegates responsibility to the Audit Committee to perform the following principal functions:

  •
  evaluate the performance of and assess the qualifications of the Company's independent registered public accountants;

  •
  determine and approve the engagement of the Company's independent registered public accountants;

  •
  determine whether to retain or terminate the Company's existing independent registered public accountants or to appoint and engage new independent registered public accountants;

  •
  review and approve the retention of the Company's independent registered public accountants to perform any proposed permissible non-audit services;

  •
  monitor the rotation of partners of the Company's independent registered public accountants on the Company's audit engagement team as required by law;

  •
  confer with management and the Company's independent registered public accountants regarding the effectiveness of the Company's internal controls over financial reporting;

  •
  establish procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and

  •
  meet to review the Company's annual audited financial statements and quarterly financial statements with management and the Company's independent registered public accountants, including reviewing the Company's disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Audit Committee is composed of three directors: Messrs. Casey, Lynch and Hoffman. The Board of Directors reviews the Nasdaq listing rules definition of independence for Audit Committee members on an annual basis and has determined that all members of the Audit Committee are independent (as independence is currently defined in the Nasdaq listing rules). Further, the Board of Directors determined that William R. Ringo, who resigned as a director of the Company effective June 24, 2008, the date of the Company's 2008 Annual Meeting of Stockholders, was independent (as defined above) while he served as a member of the Audit Committee during 2008. The Board of Directors has also determined that Mr. Lynch, the Chairman of the Audit Committee, qualifies as an "audit committee financial expert," as defined in applicable SEC rules. The Board made a qualitative assessment of the level of knowledge and experience of Mr. Lynch based on a number of factors, including his formal education, experience and business acumen. The Board of Directors periodically reviews and approves the chairmanship and membership of the Audit Committee, based in part upon the recommendations of the Nominating and Corporate Governance Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

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

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

        This compensation discussion and analysis provides information regarding the compensation program in place for the executive officers named in the Summary Compensation Table on page 21 of this Amendment No. 1 (collectively, the "named executive officers"). It includes information regarding the objectives of our compensation program, our compensation processes and procedures, each element of compensation that we provide, why we choose these elements, how we determine the amount of each component to pay, and our compensation decisions for 2008 and the first quarter of 2009. This compensation discussion and analysis should be read in conjunction with the tables and related discussion beginning on page 21 of this Amendment No. 1.

  Objectives of our Executive Compensation Program

        Our executive compensation program is designed to attract, retain and motivate talented executives capable of providing the leadership, vision and execution necessary to achieve our business objectives and create long-term stockholder value. We believe there is a direct correlation between company performance and leadership talent, and that executive officers with the requisite experience, qualifications and values are essential to our success and the success of our stockholders. We also believe the successful execution of our strategic business objectives necessitates the retention of our management team and keeping management focused on business goals. We actively seek to foster a pay-for-performance environment that aligns the interests of our executive officers with the creation of stockholder value. To this end, our executive compensation program is strongly linked to the delivery of long-term returns to our stockholders, the achievement of short- and long-term strategic business objectives, individual performance, and the demonstration of competencies that are aligned with our culture and values and that will contribute to our long-term success.

  Role of our Compensation Committee

        The Compensation Committee is responsible for overseeing our compensation policies, plans and programs, and reviewing and determining the salary, bonuses, equity incentives, perquisites, severance arrangements and other related benefits paid to our directors and executive officers. The Compensation Committee also oversees the administration of our employee benefit plans. The Compensation Committee's charter reflects these various responsibilities, and the Compensation Committee reviews the charter annually and recommends any appropriate changes or revisions to the Board for its consideration.

        The Compensation Committee, with the input of management and its outside advisors, develops our compensation policies, plans and programs by utilizing publicly available compensation data and subscription compensation survey data for national and regional companies in the biopharmaceutical industry, with a particular focus on companies of comparable sizes and stages of development as Allos. The Compensation Committee believes these companies provide appropriate benchmarks for our executive compensation program because they have similar organizational structures and tend to compete with us for executives and other employees.

        Based on these data, the Compensation Committee has implemented a pay-for-performance compensation program, which ties a substantial portion of executives' overall compensation, in the form of short- and long-term cash and equity incentives, to the achievement of measurable corporate and individual performance objectives and the creation of stockholder value. As described in more detail below, our executive compensation program consists of the following key components:

  •
  Base salary;

  •
  Performance-based cash bonuses;

  •
  Equity incentives; and

  •
  Severance and change-in-control benefits.

        The Compensation Committee has not established any formal policies or guidelines for allocating compensation between current and long-term incentive compensation, or between cash and non-cash compensation. However, commensurate with the Company's philosophy of establishing a link between compensation and corporate performance, the Compensation Committee believes that a significant portion of each executive officer's total compensation opportunity should be performance-based, reflecting both upside potential and down-side risk.

  Compensation Committee Processes and Procedures

        Typically, the Compensation Committee meets at least four times a year, and it also considers and takes action by written consent. The Compensation Committee meets regularly in executive session. The agenda for each meeting is usually developed by our Chief Executive Officer, in consultation with the Chair of the Compensation Committee. From time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, provide financial or other background information or advice or otherwise participate in Compensation Committee meetings. The Chair of the Compensation Committee reports on committee actions and recommendations at each regularly scheduled meeting of the Board.

        Historically, the Compensation Committee has reviewed and determined any base salary increases, cash bonuses and equity incentives to be awarded to the Company's executive officers, and established annual corporate and individual performance objectives, at one or more meetings held during the first quarter of the year. However, the Compensation Committee also considers matters related to individual compensation from time-to-time upon an executive's promotion or other change in job responsibility that occurs outside the Company's annual performance review and appraisal process, as well as in connection with the hiring of a new executive officer.

        Generally, the Compensation Committee's executive compensation process comprises two related elements: the establishment of performance objectives and the determination of executive compensation levels. At the beginning of each year, the Compensation Committee approves annual performance objectives for the corporation as a whole and for each individual executive officer (other than the Chief Executive Officer, whose bonus is tied entirely to the achievement of corporate objectives). The corporate objectives generally target the achievement of specific product development, corporate development, financial and operational milestones. The individual objectives focus on contributions that are consistent with and support the corporate objectives or are otherwise intended to contribute to the success of the Company. The annual corporate and individual performance objectives are proposed by management and reviewed and approved by the Compensation Committee, usually during the first quarter of the year. The corporate objectives are also subject to review and approval by the full Board. The Compensation Committee typically performs an interim assessment of the annual performance objectives in the middle of each year to review corporate and individual progress, and may, on occasion, make certain adjustments to the objectives that the committee deems appropriate based on changing circumstances.

        At the conclusion of each year, the Chief Executive Officer prepares a written performance appraisal and assigns each executive officer (other than himself) a performance rating for the year. The performance appraisal evaluates each executive officer's level of performance of his or her core job responsibilities, as well as various skills, behaviors and competencies that are viewed as important to our ability to build and maintain a high performance operating culture. The Chief Executive Officer also evaluates the degree of achievement of the annual corporate and individual performance objectives and submits his recommendations to the Compensation Committee for any base salary increases, cash bonuses and/or equity incentive awards for each executive officer (other than himself). The Chief Executive Officer's recommendations and Compensation Committee's determinations are generally based upon a mix of the following factors:

  •
  The executive's individual performance for the year;

  •
  The degree of achievement of annual corporate and individual performance objectives, as well as any contributions made with regard to objectives or strategic initiatives not covered by the formal goal-setting process;

  •
  Comparisons with market data for compensation paid to comparable executives of other biopharmaceutical or biotechnology companies, with a particular focus on companies of similar sizes and stages of development and/or with which we compete for talented executives;

  •
  The executive's compensation relative to other executive officers at Allos; and

  •
  The importance of the executive's continued service with the Company.

        In the case of the Chief Executive Officer, his individual performance appraisal is conducted by the Compensation Committee, which determines his compensation adjustments and awards, if any, based on these same factors. The Chief Executive Officer may not participate in or be present during any deliberations or determinations of the Compensation Committee regarding his compensation. To the extent approved, any base salary increases, cash bonuses and/or equity incentive awards for the executives, including the Chief Executive Officer, are implemented during the first calendar quarter of the year.

        With respect to newly hired executive officers, the Compensation Committee, in consultation with the Chief Executive Officer, determines the executive's compensation package, including the terms of any employment agreement, relocation arrangements, severance arrangements or change-in-control protections, based on a variety of subjective and objective factors, including:

  •
  The executive's particular qualifications and experience;

  •
  The competitive recruiting environment for the executive's services;

  •
  Comparisons to market data regarding compensation levels for comparable executives of other biopharmaceutical or biotechnology companies of similar sizes and stages of development and/or with which we compete for talented executives;

  •
  The executive's anticipated role and responsibilities with the Company; and

  •
  The executive's past compensation history.

        For all executives, as part of its deliberations, the Compensation Committee reviews a tally sheet setting forth each component of the executive's proposed compensation package, including base salary, bonus potential, the value to the executive and cost to the Company of all equity incentives, perquisites and other personal benefits, the executive's realized and unrealized equity gains, and the Company's projected payout obligations under several severance and change-in-control scenarios, to ensure that each executive's total compensation remains in line with the Company's overall compensation philosophy. The Compensation Committee may also review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, company stock performance data, analyses of historical executive compensation levels and current company-wide compensation levels, and recommendations of the Compensation Committee's compensation consultant.

        Under its charter, the Compensation Committee may form and delegate authority to subcommittees, as appropriate, including, but not limited to, a subcommittee composed of one or more members of the Board, to grant stock awards under the Company's equity incentive plans to persons who are not executive officers of the Company. In February 2007, the Compensation Committee adopted an Equity Compensation Awards Policy to define the specific practices and procedures to be followed in connection with the granting of equity awards. Pursuant to the Equity Compensation Awards Policy, as amended in February 2009, the Compensation Committee delegated authority to the Chief Executive Officer to grant stock options and restricted stock units to newly hired employees who are not executive officers in connection with such employee's commencement of employment, within specific guidelines and limitations approved by the Compensation Committee. The authority to approve all other stock awards, including all stock options or other equity grants to the Company's executive officers, and all annual or promotional grants to the Company's other employees, remains vested in the Compensation Committee.

  Role of our Compensation Consultants

        The Compensation Committee believes that it is important when making compensation decisions to be informed as to the compensation practices of comparable publicly-held companies. To this end, during 2006, the Compensation Committee approved the engagement of Pearl Meyer & Partners ("PM&P"), an independent compensation consulting firm, to conduct reviews of the overall structure and competitiveness of our executive and director compensation programs. The purpose of these reviews was to ensure that our executive and director compensation programs remained competitive, but were also flexible enough to meet our needs as we move to our anticipated next stage of development.

        Initially, PM&P was instructed to compare all elements of total direct compensation (i.e., base salary, annual bonus and equity incentives) for our executive officers to compensation data compiled from the most recent proxy statements for two distinct peer groups, both of which were reviewed and approved in advance by the Compensation Committee. The first peer group was comprised of 11 development-stage companies of similar size and scope to Allos, and was intended to serve as a point of reference for compensation practices based on our current stage of development. The second peer group was comprised of 14 "next-stage" companies that had brought at least one product to market and were generating revenue based on the sale of that product, and was intended to serve as a point of reference for compensation practices for our anticipated next stage of development. The Compensation Committee felt this was important because we had two product candidates in late-stage development at that time, and because the competitive recruiting environment for Messrs. Berns and Caruso, who were hired during 2006 to lead our future growth efforts and the potential commercialization of our product candidates, is composed largely of next-stage companies. PM&P was also requested to review and provide recommendations regarding our executive compensation strategy, including the structure and effectiveness of our base salary, annual bonus, equity incentive and change-in-control programs. Separately, PM&P was instructed to compare our director compensation program to the director compensation practices for the two peer groups used in the executive compensation analysis, and to review and provide recommendations regarding the structure of our director compensation program and current trends in director retirement programs.

        PM&P presented its findings, observations and recommendations regarding our executive and director compensation programs to the Compensation Committee in September 2006. The Compensation Committee determined at that time that it would be preferable to benchmark the Company's executive compensation program against a single peer group rather than two separate peer groups. As a result, PM&P, in consultation with the Compensation Committee and our Chief Executive Officer, developed a "blended" peer group comprised of 10 development-stage companies and five next-stage companies. This peer group was intended to allow PM&P to benchmark our executive compensation practices against a broader spectrum of the competitive markets for executive talent, and included the following companies:

•	Ariad Pharmaceuticals, Inc.	•	Coley Pharmaceutical, Inc.	•	Isis Pharmaceuticals, Inc.
•	Array BioPharma Inc.	•	CV Therapeutics, Inc.	•	Keryx Biopharmaceuticals, Inc.
•	AVI BioPharma, Inc.	•	Dendreon Corporation	•	Onyx Pharmaceuticals, Inc.
•	Biocryst Pharmaceuticals, Inc.	•	Geron Corporation	•	Pharmion Corporation
•	Bioenvision, Inc.	•	Incyte Corporation	•	Seattle Genetics, Inc.

PM&P then compared all elements of total direct compensation (i.e., base salary, annual bonus and equity incentives) for our executive officers to compensation data compiled from the most recent proxy statements for the blended peer group. PM&P presented its updated findings, observations and recommendations regarding our executive compensation program to the Compensation Committee in December 2006, which the Compensation Committee considered, among other factors, in setting 2007 executive compensation.

        Our relationship with PM&P continued in 2007, as the Compensation Committee retained PM&P to conduct a review of the structure and competitiveness of our executive severance and change-in-control arrangements. As discussed below under the heading "Severance and Change-in-Control Benefits," in our experience, post-termination protection for executive officers is common among our peer group, and the Compensation Committee believes that providing this protection is essential to our ability to attract and retain talented executives capable of providing the leadership, vision and execution necessary to achieve our business objectives. As a result, the Compensation Committee requested that PM&P review and provide recommendations regarding the structure and competitiveness of our executive severance and change-in-control arrangements based on an analysis of practices at our blended peer group of companies, certain specialized studies in severance and change-in-control, as well as information in PM&P's proprietary database. PM&P's findings, observations and recommendations regarding our executive severance and change-in-control programs were presented to the Compensation Committee in September 2007 and relied upon by the Compensation Committee, among other factors, in approving amended and restated employment agreements for Messrs. Caruso and Graboyes and Dr. Cagnoni in December 2007.

        In January 2008, the Compensation Committee engaged Mercer, an independent compensation consulting firm, to update our "blended" peer group and provide an assessment of the competitiveness of our 2007 executive compensation program. Mercer compared all elements of total direct compensation (i.e., base salary, annual bonus and equity incentives) for our executive officers to compensation data compiled from the most recent proxy statements for the updated peer group, which was reviewed and approved in advance by the Compensation Committee. As in 2006, the Compensation Committee felt that the use of a blended peer group was appropriate because of the late-stage development status of pralatrexate, our lead product candidate, and because the competitive recruiting environment for Messrs. Berns and Caruso and Dr. Cagnoni, who was hired during 2007 to lead our clinical development organization, is composed largely of next-stage companies. The updated peer group was comprised of 10 development-stage companies and five next-stage companies, and was intended to allow Mercer to benchmark our executive compensation practices against a broad spectrum of the competitive markets for executive talent.

        The updated peer group for 2008 included the following companies:

•	Ariad Pharmaceuticals, Inc.	•	Dendreon Corporation	•	Onyx Pharmaceuticals, Inc.
•	Array BioPharma Inc.	•	Geron Corporation	•	OSI Pharmaceuticals, Inc.
•	Biocryst Pharmaceuticals, Inc.	•	Incyte Corporation	•	Pharmion Corporation
•	Coley Pharmaceutical, Inc.	•	Isis Pharmaceuticals, Inc.	•	Progenics Pharmaceuticals, Inc.
•	CV Therapeutics, Inc.	•	Keryx Biopharmaceuticals, Inc.	•	Seattle Genetics, Inc.

Mercer's findings, observations and recommendations were presented to the Compensation Committee in February 2008 and considered by the Compensation Committee, among other factors, in setting 2008 executive compensation.

        In October 2008, the Compensation Committee engaged Compensia, an independent compensation consulting firm, to update our "blended" peer group and provide an assessment of the competitiveness of our 2008 executive compensation program. Compensia compared all elements of total direct compensation (i.e., base salary, annual bonus and equity incentives) for our executive officers to compensation data compiled from the most recent proxy statements for the updated peer group, which was reviewed and approved in advance by the Compensation Committee. The updated peer group was comprised of eight development-stage companies and eight next-stage companies, and was intended to allow Compensia to benchmark our executive compensation practices against a broad spectrum of the competitive markets for executive talent. The Compensation Committee felt that the use of a blended peer group that was comprised of one-half development-stage companies and one-half next-stage companies was appropriate given the further progress in the development status of pralatrexate and because the competitive recruiting environment for Messrs. Berns and Caruso and Dr. Cagnoni is composed largely of next-stage companies. Separately, Compensia was requested to review and provide recommendations regarding the Company's equity compensation strategy, including the potential award of restricted stock units and the Company's non-executive equity grant guidelines.

        The updated peer group for 2009 included the following companies:

•	Ariad Pharmaceuticals, Inc.	•	Dendreon Corporation	•	OSI Pharmaceuticals, Inc.
•	Array BioPharma Inc.	•	Geron Corporation	•	Regeneron Pharmaceuticals, Inc.
•	Alexion Pharmaceuticals, Inc.	•	Incyte Corporation	•	Rigel Pharmaceuticals, Inc.
•	BioMarin Pharmaceutical Inc.	•	Maxygen, Inc.	•	Seattle Genetics, Inc.
•	Cubist Pharmaceuticals, Inc.	•	Onyx Pharmaceuticals, Inc.	•	ZymoGenetics, Inc.
•	CV Therapeutics, Inc.

Compensia's findings, observations and recommendations were presented to the Compensation Committee in December 2008 and February 2009 and were considered by the Compensation Committee, among other factors, in setting 2009 executive compensation.

  Compensation Benchmarking

        The Compensation Committee recognizes that development-stage companies, such as Allos, often have senior management teams that are differentiated significantly by industry experience, leadership skills and performance. This is because some members of the executive team may have been hired to run the company as a development-stage entity. However, as these companies plan for the potential commercialization of their product candidates, they will often hire senior executives with a proven track record of performance and success in commercial organizations. As a result, the point of reference for market practices can vary for individual members of the executive team within the same company. The Compensation Committee believes that the use of a blended peer group as described above allows us to benchmark our executive officers against appropriate reference points in the market.

        For each element of compensation, our strategy has been to examine peer group compensation practices and target our executive compensation between the 50th and 75th percentile of the relevant blended peer group. The Compensation Committee believes these are the appropriate reference points based on the industry experience, leadership skills and performance of our executive officers. However, the Compensation Committee has historically approved actual compensation levels for executive officers above and below these targets based on individual and corporate performance to ensure an appropriate pay-for-performance environment. Moreover, the Compensation Committee believes that the emphasis on variable, or at-risk compensation, helps calibrate actual compensation to performance since executives do not receive value if the Company is not performing well.

        The Compensation Committee realizes that benchmarking our executive compensation program against compensation earned at comparable companies may not always be appropriate as a stand-alone tool for setting compensation due to some aspects of our business and objectives that may be unique to Allos. However, the Compensation Committee generally believes that gathering this information is an important part of its decision-making process with respect to our executive compensation program. In addition to the compensation benchmarking data provided by its consultants, the Compensation Committee has historically taken into account input from other sources, including input from other members of the Board of Directors and commercially available survey data relating to compensation practices for the pharmaceutical and biotechnology sectors.

  Elements of Executive Compensation Program

        Our executive compensation program consists of the following key components:

  •
  Base salary;

  •
  Performance-based cash bonuses;

  •
  Equity incentives; and

  •
  Severance and change-in-control benefits.

        The Compensation Committee believes that these four components are the most effective combination in motivating and retaining talented executive officers at this stage in our development. The Compensation Committee does not have any specific targets for the percentage of compensation represented by each component, although a significant percentage of total compensation is allocated to long-term equity incentives as a result of the compensation philosophy discussed above. For example, in fiscal 2008, base salary, performance-based cash bonuses and long-term equity incentives represented an average of approximately 30%, 13% and 57%, respectively, of the named executive officers' total compensation. As a general matter, subject only to limited exceptions relating to the relocation of executive officers, we do not provide perquisites or benefits for our named executive officers on a basis that is different from other eligible employees.

  Base Salary

        Base salary is the primary fixed component of our executive compensation program. We use base salary to compensate executives for services rendered during the fiscal year, and to ensure that we remain competitive in attracting and retaining executive talent. Base salaries are generally set within a range of salaries paid to industry peers with comparable qualifications, experience, responsibilities and performance at similar companies.

        For newly hired executives, the Compensation Committee determines base salary on a case-by-case basis by evaluating a number of factors, including the executive's qualifications and experience, the competitive recruiting environment for his or her services, the executive's anticipated role and responsibilities with the Company, the executive's past compensation history, and comparisons to market data regarding compensation levels for comparable executives of other biotechnology companies of similar sizes and stages of development or with which we compete for talented executives.

        For continuing executives, the Compensation Committee reviews base salaries annually as part of our performance review and appraisal process. Base salary increases, if any, are based primarily on each executive's job performance for the prior year, as well as a review of competitive market data, the executive's compensation relative to other executive officers, and the importance of the executive's continued service with the Company. Annual salary adjustments are effective March 1 of each year. The Compensation Committee may also review an executive's base salary from time-to-time upon a promotion or other change in job responsibility that occurs outside of our annual performance review and appraisal process.

  Performance-Based Cash Bonuses

        Our performance-based cash bonus program is designed to promote the interests of the Company and its stockholders by providing executive officers with the opportunity to earn annual cash bonuses based upon the achievement of pre-specified corporate and individual performance objectives, and to assist the Company in attracting and retaining executive talent.

        At the beginning of each year, we establish annual performance objectives for the corporation as a whole and for each executive officer (other than our Chief Executive Officer, whose bonus is tied entirely to the achievement of corporate objectives). Because we are a development-stage company, the corporate objectives generally target the achievement of specific product development, corporate development, financial and operational milestones that are considered to be critical to the achievement of our long-term strategic goals. The individual objectives focus on contributions that are consistent with and support the corporate objectives or are otherwise intended to contribute to the success of the Company. The annual corporate and individual performance objectives are proposed by management and reviewed and approved by the Compensation Committee, typically during the first quarter of the year. The corporate objectives are also subject to review and approval by the full Board. At this time, the Compensation Committee also approves each executive officer's bonus target for the year based on its analysis of relevant market data, and determines the relative weighting of each executive's bonus between corporate and individual objectives.

        The Compensation Committee typically performs an interim assessment of the annual performance objectives in the middle of each year to review corporate and individual progress, and may, on occasion, make certain adjustments to the objectives that the committee deems appropriate based on changing circumstances. At the conclusion of each year, the Chief Executive Officer evaluates the degree of achievement of the annual corporate and individual performance objectives, and submits his bonus recommendations to the Compensation Committee, which determines the final bonus amount, if any, for each executive officer. The Company must generally achieve at least 75% of its weighed corporate objectives for the year in order for any bonuses to be paid, although the Compensation Committee may determine to grant a bonus even though certain corporate or individual performance objectives are not met. If the Compensation Committee determines that corporate or individual performance for the year exceeded objectives or was excellent in view of prevailing conditions, the Compensation Committee may approve corporate or individual performance multipliers, as the case may be, up to 150% of bonus targets. The Compensation Committee also retains the authority, in its discretion, to identify any unplanned achievements that have been accomplished and to approve adjustments to an executive officer's bonus award. Bonuses are generally paid in March of each year for services rendered during the prior fiscal year.

  Equity Incentives

        Equity incentives represent the largest at-risk component of our executive compensation program. Our equity incentives are designed to align the interests of our executive officers with those of our stockholders by creating an incentive for our executive officers to maximize stockholder value. The equity compensation program is also designed to encourage our executive officers to remain employed with us despite a competitive labor market.

        Historically, we have granted stock options and shares of restricted stock to newly-hired executive officers on their first day of employment with us. We have also granted stock options and, beginning in 2009, restricted stock units to continuing executive officers once a year as part of our annual performance review and appraisal process. The annual stock options and restricted stock unit awards are granted as a reward for past individual and corporate performance and as an incentive for future performance. The restricted stock units are also intended to promote employee retention as the Compensation Committee believes that the successful execution of our business strategy necessitates keeping our management team in place and focused on business goals. In addition, there is a trend among our peer group and the biopharmaceutical industry in general toward the use of full value shares, and the Compensation Committee believes the use of restricted stock units are appropriate to maintain a competitive compensation program.

        All stock options are granted with a 10-year term and an exercise price equal to 100% of the fair market value of our common stock on the date of grant. The stock options generally vest over a four-year period, with 25% of the options vesting one year after the date of grant, and the remaining 75% of the options vesting in equal monthly installments thereafter over the next three years, subject to the executive's continued employment with us through such vesting dates. The shares of restricted stock and restricted stock units vest in equal installments on each of the first four anniversaries of the date of grant, subject to the executive's continued employment with us through such vesting dates.

        The Compensation Committee approves all equity incentive awards for our executive officers. New-hire equity awards are either approved by the Compensation Committee, at regularly scheduled meetings or by unanimous written consent, or by our Chief Executive Officer in accordance with our Equity Compensation Awards Policy. The Compensation Committee approves annual equity grants at its February meeting, the date of which is generally set approximately one year in advance. The Compensation Committee selected the February meeting as the date to approve annual equity grants because it coincides with the Compensation Committee's review of prior year corporate and individual performance and the approval of other executive compensation decisions (e.g., base salary increases and bonus determinations). Grants approved during scheduled meetings become effective and are priced as of the date of approval or a predetermined future date (for example, new hire grants are effective as of the later of the date of approval or the newly-hired executive's start date). Grants approved by unanimous written consent become effective and are priced as of the date the last signature is obtained or as of a predetermined future date. The Compensation Committee has not granted, nor does it intend to grant, equity compensation awards to executive officers in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative clinical trial result. Similarly, the Compensation Committee has not timed, nor does it intend in the future to time, the release of material nonpublic information based on equity award grant dates. Also, because equity compensation awards typically vest over a four-year period (and, with respect to options, with a one-year "cliff" followed by monthly vesting thereafter), the value to recipients of any immediate increase in the price of our common stock following a grant will be attenuated.

        The Compensation Committee determines the number of stock options, shares or restricted stock and/or restricted stock units to award to a newly-hired executive officer using the same factors described above that are considered in determining the base salaries of newly-hired executive officers.

The Compensation Committee determines the number of stock options and restricted stock units to be awarded to continuing executives based on a variety of factors, including its review of competitive market data, its assessment of each executive officer's individual performance and expected future contribution, a review of each executive's existing equity incentive awards, and the importance of the executive's continued service with the Company.

  Severance and Change-in-Control Benefits

        We enter into employment agreements with our executives in select cases, generally when it is necessary to secure the services of a newly hired executive. We have entered into employment agreements with each of Messrs. Berns, Caruso and Graboyes and Dr. Cagnoni, each of which were amended and restated in December of 2007, as well as certain other officers, in connection with their commencement of employment with the Company. These agreements provide for severance compensation to be paid if the officers are terminated under certain conditions, such as in connection with a change-in-control of the Company or a termination without cause by us, each as defined in the agreements. In addition, the employment agreements with each of Messrs. Berns and Caruso and Dr. Cagnoni provide that if it is determined that any payment or distribution by the Company to such person to be made in connection with a change-in-control of the Company would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), such person will be entitled to receive an additional payment or "gross up" to offset the economic impact of such excise tax. The terms of such employment agreements, including the severance compensation payable thereunder, are described in more detail beginning on page 26 of this Amendment No. 1 under the heading "Employment, Severance and Change-in-Control Agreements."

        In our experience, post-termination protection for executive officers is common among our peer group, and the Compensation Committee believes that providing this protection is essential to our ability to attract and retain talented executives capable of providing the leadership, vision and execution necessary to achieve our business objectives. In addition, the employment agreements and the related post-termination compensation provisions are designed to meet the following objectives:

  •
  Change-in-control:  As part of our normal course of business, we engage in discussions with other pharmaceutical companies about possible collaborations, licensing and/or other ways in which the companies may work together to further our respective long-term objectives. In addition, many larger established pharmaceutical companies consider companies at similar stages of development to ours as potential acquisition targets. In certain scenarios, the potential for a merger or being acquired may be in the best interests of our stockholders. We provide post-termination compensation if an officer is terminated as a result of a change-in-control transaction to promote the ability of our officers to act in the best interests of our stockholders even though they could be terminated as a result of the transaction. This is particularly important for a company such as Allos, where a majority of our executive officers are relatively new to the company and have not had the opportunity to realize a substantial portion of the value of their equity compensation.

  •
  Termination without Cause:  In certain instances, if we terminate the employment of an officer "without cause" or the officer resigns for "good reason", each as defined in the applicable agreement, we are obligated to pay the officers certain severance benefits under their employment agreements. We believe this is appropriate because the terminated officer is bound by confidentiality and non-competition provisions covering one year after termination and because we and the officer have a mutually agreed-to severance package that is in place prior to any termination event. This provides us with more flexibility to make a change in senior management if such a change is in our and our stockholders' best interest.

        We have also adopted a broad-based Severance Benefit Plan and related Change of Control Severance Benefit Schedule that provides for severance compensation to all officers and employees of the Company with whom we do not have employment agreements in the event such individuals are terminated in connection with a change-in-control. The Severance Benefit Plan and related Change of Control Severance Benefit Schedule is designed to meet the same objectives discussed above with respect to the change-in-control protection provided to Messrs. Berns, Caruso and Graboyes and Dr. Cagnoni under their employment agreements with the Company. The Severance Benefit Plan and related Change of Control Severance Benefit Schedule is described in more detail on page 29 of this Amendment No. 1 under the heading "Severance and Change-in-Control Arrangements."

        In addition, our equity incentive plans have provisions regarding vesting following a change-in-control, as defined in those plans.

  Perquisites

        Perquisites and other personal benefits are not factored into our executive compensation program. We prefer to compensate executive officers using a mix of current, short- and long-term compensation with an emphasis on performance and do not believe that providing an executive perquisite program is consistent with our overall compensation philosophy. We typically provide perquisites and other personal benefits to executive officers on an exception-only basis, and they are generally limited to executive relocation assistance and temporary commuting and living expenses.

  Employee Stock Purchase Plan

        We have an Employee Stock Purchase Plan, or ESPP, in which all eligible employees, including our executive officers, may elect to participate. Under the ESPP, eligible employees can choose to have up to 10% of their annual base earnings withheld to purchase shares of our common stock during each offering period. The purchase price of the common stock is 85% percent of the lower of the fair market value of a share of common stock on the first day of the offering or the fair market value of a share of common stock on the last day of the offering period. Each offering is for a period of six months beginning on January 1 and July 1 of each year.

  Indemnification Agreements

        We enter into indemnification agreements with each of our directors and executive officers. These indemnification agreements provide, among other things, that we will indemnify our directors and executive officers for certain expenses, including attorneys' fees, judgments, fines and settlement amounts, incurred by any such person in any action or proceeding by reason of their position as a director, officer, employee, agent or fiduciary of the Company, any subsidiary of the Company or any other company or enterprise that such executive officer or director serves at the Company's request. We believe that indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

  Other Benefits

        We maintain health, dental and vision insurance plans for the benefit of all eligible employees, including our executive officers. Each of these benefit plans requires the employee to pay a portion of the premium, and we pay the remainder of the premiums. These benefits are offered on the same basis to all employees. We also maintain a 401(k) retirement savings plan that is available to all eligible employees. Under the 401(k) plan, we match 50% of each employee's contribution up to a maximum of $5,000 per year. Executives are eligible to participate in the 401(k) plan up to ERISA limits. No supplementary participation is available to the executives. Life, accidental death and dismemberment, short- and long-term disability insurance coverage, and wellness programs are also offered to all eligible employees and premiums are paid in full by the Company. Other voluntary benefits, such as supplemental long-term disability insurance coverage, are also made available and paid for by the employees. The above benefits are available to our executive officers on the same basis as all other eligible employees.

  2008 and 2009 Executive Compensation Determinations

        The key compensation determinations for Mr. Berns and the other named executive officers during 2008 and the first quarter of 2009 were as follows:

  Paul L. Berns—President and Chief Executive Officer

        For fiscal 2008, Mr. Berns' base salary was set at $500,800, representing a 5% increase from his 2007 base salary of $477,000. Mr. Berns' 2008 bonus target was set at 60% of base salary, weighted 100% to the achievement of corporate objectives. For 2008, the Compensation Committee approved a corporate bonus percentage of 100% of target based on our achievement of certain product development, corporate development, financial and operating milestones. As a result, Mr. Berns was awarded a cash bonus of $298,300 (which was determined and paid in 2009), or 100% of his target bonus. Some highlights of our 2008 corporate achievements approved by the Compensation Committee include the following:

  •
  the completion of patient enrollment and the announcement of top-line data relating to our pivotal Phase 2 PROPEL trial of pralatrexate in patients with relapsed or refractory peripheral T-cell lymphoma;

  •
  the advancement of our product development program for pralatrexate in lymphoma and solid tumors, including the completion of certain patient enrollment and study conduct objectives relating to our Phase 1 study of pralatrexate in patients with cutaneous T-cell lymphoma, our Phase 1/2a study of pralatrexate plus gemcitabine in patients with non-Hodgkin's lymphoma, our Phase 2b study of pralatrexate in patients with non-small cell lung cancer, and our Phase 2 study in patients with advanced or metastatic relapsed transitional cell carcinoma of the urinary bladder;

  •
  the completion of certain objectives relating to the potential future commercial launch of pralatrexate for patients with relapsed or refractory peripheral T-cell lymphoma, including activities relating to the preparation of the Company's New Drug Application for filing with the U.S. Food and Drug Administration, the development and execution of the Company's strategic launch plan and priority market research activities, and the execution of the Company's manufacturing process validation activities;

  •
  the closing of our $70 million underwritten offering of common stock in May 2008; and

  •
  the completion of various objectives relating to the development, implementation and execution of our ex-U.S. partnering strategy for pralatrexate and our corporate growth strategy.

        In February 2008, Mr. Berns was awarded a stock option to purchase 275,000 shares of common stock at an exercise price of $6.12 per share, the fair market value of our common stock on the date of grant. As was the case for all named executive officers, the 2008 option grant was awarded both as a reward for 2007 individual and corporate performance and as an incentive for future performance.

        For fiscal 2009, Mr. Berns volunteered to forego any increases to his base salary or bonus target as a result of the challenging economic environment. As a result, his 2009 base salary remained at $500,800 and his 2009 bonus target remained at 60% of base salary, weighted 100% to the achievement of corporate objectives. In February 2009, Mr. Berns was awarded a stock option to purchase 280,000 shares of common stock at an exercise price of $6.40 per share, the fair market value of our common stock on the date of grant, and 46,667 restricted stock units. As was the case for all named executive officers, the 2009 stock option and restricted stock unit grants were awarded both as a reward for 2008 individual and corporate performance and as an incentive for future performance. Additionally, the restricted stock units were intended to promote employee retention in light of the current macroeconomic environment, where successful Company performance may not necessarily be reflected in the Company's stock price.

        Mr. Berns does not receive separate compensation for serving as a member of the Board.

  Pablo J. Cagnoni, M.D.—Senior Vice President, Chief Medical Officer

        For fiscal 2008, Dr. Cagnoni's base salary was set at $404,200, representing a 5% increase from his 2007 base salary of $385,000. Dr. Cagnoni's 2008 bonus target was set at 40% of base salary, weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives. For 2008, Dr. Cagnoni was awarded a cash bonus of $170,100 (which was determined and paid in 2009), or approximately 106% of his target bonus, which reflected a corporate bonus component of 100% and an individual bonus component of approximately 115% of target. In February 2008, Dr. Cagnoni was awarded a stock option to purchase 150,000 shares of common stock at an exercise price of $6.12 per share, the fair market value of our common stock on the date of grant.

        For fiscal 2009, as was the case for all named executive officers (other than Mr. Berns), the Compensation Committee approved a base salary increase of 2.5% for Dr. Cagnoni, resulting in a 2009 base salary of $414,400. Dr. Cagnoni's 2009 bonus target remained at 40% of base salary, weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives. In addition, Dr. Cagnoni was awarded a stock option to purchase 143,452 shares of common stock at an exercise price of $6.40 per share, the fair market value of our common stock on the date of grant, and 23,873 restricted stock units.

  James V. Caruso—Executive Vice President, Chief Commercial Officer

        For fiscal 2008, Mr. Caruso's base salary was set at $398,600, representing a 5% increase from his 2007 base salary of $379,600. Mr. Caruso's 2008 bonus target was set at 40% of base salary, weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives. For 2008, Mr. Caruso was awarded a cash bonus of $168,900 (which was determined and paid in 2009), or approximately 107% of his target bonus, which reflected a corporate bonus component of 100% of target and an individual bonus component of approximately 117% of target. In February 2008, Mr. Caruso was awarded a stock option to purchase 150,000 shares of common stock at an exercise price of $6.12 per share, the fair market value of our common stock on the date of grant.

        For fiscal 2009, Mr. Caruso's base salary was set at $408,500, representing a 2.5% increase from his 2008 base salary. Mr. Caruso's 2009 bonus target remained at 40% of base salary, weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives. In addition, Mr. Caruso was awarded a stock option to purchase 143,452 shares of common stock at an exercise price of $6.40 per share, the fair market value of our common stock on the date of grant, and 23,873 restricted stock units.

  David C. Clark—Vice President, Finance, Treasurer and Assistant Secretary

        For fiscal 2008, Mr. Clark's base salary was set at $210,000, representing a 13.2% increase from his 2007 base salary of $185,500. This included a 4% merit increase and a 9.2% market adjustment based on the Compensation Committee's review of competitive market data. Mr. Clark's 2008 bonus target was set at 25% of base salary, weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives. For 2008, Mr. Clark was awarded a cash bonus of $53,600 (which was determined and paid in 2009), or approximately 104% of his target bonus, which reflected a corporate bonus component of 100% of target and an individual bonus component of 110% of target. In February 2008, Mr. Clark was awarded a stock option to purchase 57,500 shares of common stock at an exercise price of $6.12 per share, the fair market value of our common stock on the date of grant.

        For fiscal 2009, Mr. Clark's base salary was set at $215,500, representing a 2.5% increase from his 2008 base salary. Mr. Clark's 2009 bonus target remained at 25% of base salary, weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives. In addition, Mr. Clark was awarded a stock option to purchase 35,000 shares of common stock at an exercise price of $6.40 per share, the fair market value of our common stock on the date of grant, and 5,875 restricted stock units.

  Marc H. Graboyes—Senior Vice President, General Counsel and Secretary

        For fiscal 2008, Mr. Graboyes' base salary was set at $300,600, representing a 17.6% increase from his 2007 base salary of $255,500. This included a 5% merit increase and a 12.6% promotional adjustment in connection with Mr. Graboyes' appointment as Senior Vice President, General Counsel and Secretary. Mr. Graboyes' 2008 bonus target was set at 30% of base salary, weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives. For 2008, Mr. Graboyes was awarded a cash bonus of $91,600 (which was determined and paid in 2009), or approximately 104% of his target bonus, which reflected a corporate bonus component of 100% of target and an individual bonus component of 110% of target. In February 2008, Mr. Graboyes was awarded a stock option to purchase 100,000 shares of common stock at an exercise price of $6.12 per share, the fair market value of our common stock on the date of grant.

        For fiscal 2009, Mr. Graboyes' base salary was set at $308,100, representing a 2.5% increase from his 2008 base salary. Mr. Graboyes' 2008 bonus target was set at 40% of base salary, weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives. In addition, Mr. Graboyes was awarded a stock option to purchase 90,496 shares of common stock at an exercise price of $6.40 per share, the fair market value of our common stock on the date of grant, and 15,060 restricted stock units.

  Accounting and Tax Considerations

        Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. Under SFAS 123R, we are required to estimate and record an expense for each award of equity compensation over the vesting period of the award. Until we achieve sustained profitability, the availability to us of a tax deduction for compensation expense is not material to our financial position. We structure cash incentive bonus compensation so that it is taxable to our employees at the time it becomes available to them.

        Section 162(m) of the Code limits us to a deduction for federal income tax purposes of up to $1 million of compensation paid to certain named executive officers in a taxable year. It is possible that compensation attributable to awards, when combined with all other types of compensation received by a covered employee from us, may cause this limitation to be exceeded in any particular year. Certain kinds of compensation, including qualified "performance-based compensation," are disregarded for purposes of the deduction limitation. In accordance with Treasury Regulations issued under Section 162(m) of the Code, compensation attributable to stock options and stock appreciation rights will qualify as performance-based compensation if (a) such awards are granted by a compensation committee comprised solely of "outside directors," (b) the plan contains a per-employee limitation on the number of shares for which such awards may be granted during a specified period, (c) the per-employee limitation is approved by the stockholders, and (d) the exercise or strike price of the award is no less than the fair market value of the stock on the date of grant. Compensation attributable to stock purchase awards, stock bonus awards, stock unit awards, performance stock awards, and performance cash awards will qualify as performance-based compensation, provided that: (i) the award is granted by a compensation committee comprised solely of "outside directors"; (ii) the award is granted (or exercisable) only upon the achievement of an objective performance goal established in writing by the compensation committee while the outcome is substantially uncertain; (iii) the compensation committee certifies in writing prior to the grant, vesting or exercise of the award that the performance goal has been satisfied; and (iv) prior to the grant of the award, stockholders have approved the material terms of the award (including the class of employees eligible for such award, the business criteria on which the performance goal is based, and the maximum amount, or formula used to calculate the amount, payable upon attainment of the performance goal).

        Our Compensation Committee intends for all stock options and stock appreciation rights granted under our 2008 Equity Incentive Plan to qualify as performance-based compensation within the meaning of Section 162(m) of the Code. In addition, under our 2008 Equity Incentive Plan our Compensation Committee has the discretion to grant other types of awards that may qualify as performance-based compensation within the meaning of Section 162(m) of the Code. Stock options granted under our 2000 Stock Incentive Compensation Plan are performance-based compensation within the meaning of Section 162(m) of the Code and, as such, are fully deductible as long as our Board of Directors or the committee of our Board of Directors granting such stock options is composed solely of "outside directors." However, stock options granted under our 2002 Broad Based Equity Incentive Plan and our 2006 Inducement Award Plan are not considered performance-based compensation within the meaning of Section 162(m) of the Code. Accordingly, our compensation deduction, if any, resulting from the exercise of such options may not be fully deductible, depending on whether the optionee is a named executive officer at the time of exercise and on whether the total non-exempt compensation paid to such optionee exceeds $1 million in the year of such option exercise. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, our Compensation Committee has not adopted a policy requiring all compensation to be deductible. Our Compensation Committee intends to continue to evaluate the effects of the compensation limits of Section 162(m) of the Code and to grant compensation awards in the future in a manner consistent with the best interests of the Company and our stockholders.

Summary Compensation Table

        The following table shows for the fiscal years ended December 31, 2008, 2007 and 2006, compensation awarded or paid to, or earned by, the Company's President and Chief Executive Officer (Principal Executive Officer), Vice President, Finance and Treasurer (Principal Financial Officer) and our three other most highly compensated executive officers at December 31, 2008 (as previously defined, the "named executive officers").

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)		All Other Compensation ($)(4)		Total ($)
Paul L. Berns	2008	497,200	—		159,700	1,123,600	298,300		12,800	(5)	2,091,600
President and Chief	2007	472,800	—		298,300	1,109,200	280,800		156,100	(6)	2,317,200
Executive Officer	2006	366,900	184,900	(7)	399,600	659,900	—		106,500	(8)	1,717,800
David C. Clark	2008	206,200	—		—	201,800	53,600		5,000		466,600
Vice President, Finance	2007	183,900	5,600	(9)	—	166,800	53,200		5,000		414,500
and Treasurer	2006	168,100	—		—	74,300	33,600		2,000		278,000
James V. Caruso	2008	395,600	—		68,700	621,500	168,900		5,000		1,259,700
Executive Vice President,	2007	377,400	—		129,700	641,800	154,900		3,700	(10)	1,307,500
Chief Commercial Officer	2006	210,600	—		102,900	229,200	73,700		93,700	(11)	710,100
Pablo J. Cagnoni	2008	401,300	—		150,300	682,000	170,100		5,000		1,408,700
Senior Vice President,	2007	303,600	50,000	(12)	189,500	531,700	175,000	(13)	4,700		1,254,500
Chief Medical Officer
Marc H. Graboyes	2008	293,600	—		—	328,800	91,600		5,000		719,000
Senior Vice President,	2007	252,600	—		—	246,600	73,200		5,000		577,400
General Counsel and	2006	232,000	15,000	(14)	—	125,000	61,600		2,000		435,600
Secretary

(1)
The amounts shown in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year for restricted stock awards granted to the named executive officers, as determined in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (which we refer to as SFAS 123R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, see Note 4 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. These amounts reflect the Company's accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

(2)
The amounts shown in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year for stock options granted to the named executive officers, as determined in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions used to calculate these amounts, see Note 4 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. These amounts reflect the Company's accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

(3)
The amounts shown in this column represent the cash bonuses earned by the named executive officers with respect to the fiscal year under the Company's performance-based cash bonus program. Amounts earned with respect to the fiscal year are generally paid in March of the following year. For example, the amounts shown for 2008 were paid in March 2009. For additional information, see the Compensation Discussion and Analysis beginning on page 6 of this Amendment No. 1.

(4)
Unless otherwise indicated, the amounts shown in this column represent Company contributions under the Company's 401(k) plan.

(5)
This amount for Mr. Berns consists of the following: (i) $7,800 in supplemental disability insurance premiums and (ii) $5,000 Company contribution under the Company's 401(k) plan.

(6)
This amount for Mr. Berns consists of the following: (i) executive relocation expenses totaling $96,200, which total includes closing costs on the sale of his residence of $64,000, temporary living expenses of $18,900, travel between home and office of $7,600 and car rental costs; (ii) $5,000 Company contribution under the Company's 401(k) plan; (iii) $7,700 in supplemental disability insurance premiums; and (iv) $47,200 in tax reimbursement in connection with the relocation expenses and supplemental disability insurance premiums described in (i) and (iii) above.

(7)
This amount for Mr. Berns represents a guaranteed bonus paid in accordance with the terms of his employment agreement with the Company, as in effect for 2006.

(8)
This amount for Mr. Berns consists of the following: (i) executive relocation expenses totaling $72,000, which total includes temporary living expenses of $40,400, travel between home and office, car rental costs and house-hunting costs; (ii) $32,500 in tax reimbursement in connection with the relocation expenses described in (i) above; and (iii) $2,000 Company contribution under the Company's 401(k) plan.

(9)
This amount for Mr. Clark represents a cash payment made in connection with the increase in the exercise price of an option granted to Mr. Clark in April 2004 in order to avoid the adverse tax consequences of Section 409A of the Code. During 2007, the Company determined that the actual date on which the option was granted to Mr. Clark was April 28, 2004, when the closing market price of the Company's common stock was $4.78, rather than April 19, 2004, when the closing market price of the Company's common stock was $4.50. In order to avoid the adverse tax consequences of Section 409A of the Code resulting from the vesting of a "discounted option" after December 31, 2004, Mr. Clark and the Company agreed to amend the option to provide that, with respect to the portion of the option vesting after December 31, 2004 (20,000 shares), the option will have an exercise price of $4.78 per share. In connection with such amendment, in January 2008, the Company awarded Mr. Clark a cash payment of $5,600, which is equal to the aggregate increase in the exercise price of the option.

(10)
This amount for Mr. Caruso consists of a $5,000 Company contribution under the Company's 401(k) plan, offset by $1,300 in payments received from Mr. Caruso as reimbursement for certain benefits provided by the Company during 2006.

(11)
This amount for Mr. Caruso consists of the following: (i) executive relocation expenses totaling $65,000, which total includes temporary living expenses of $28,000, travel between home and office of $33,000 and car rental costs; (ii) $26,700 in tax reimbursement in connection with the relocation expenses described in (i) above; and (iii) $2,000 Company contribution under the Company's 401(k) plan.

(12)
This amount for Dr. Cagnoni represents a signing bonus paid in connection with his commencement of employment with the Company in March 2007.

(13)
This amount for Dr. Cagnoni consists of the following: (i) a $125,000 cash bonus earned under the Company's performance-based cash bonus program (which was determined and paid in 2008); and (ii) an additional $50,000 bonus paid in January 2008 under the terms of his employment agreement with the Company based on his achievement of certain clinical development milestones.

(14)
This amount for Mr. Graboyes represents a discretionary bonus paid in addition to Mr. Graboyes' cash bonus earned under the Company's performance-based cash bonus program. The discretionary bonus was awarded by the Compensation Committee in recognition of certain additional achievements by Mr. Graboyes during 2006.

Grants of Plan-Based Awards

        The following table sets forth certain information regarding grants of plan-based awards to the named executive officers during the year ended December 31, 2008:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Option Awards: Number of Securities Underlying Options (#)(2)
							Grant Date Fair Value of Stock and Option Awards ($)(4)
						Exercise or Base Price of Option Awards ($/Sh)(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Paul L. Berns	1/1/2008	223,700	298,300	447,500	—	—	—
	2/25/2008	—	—	—	275,000	6.12	1,073,700
David C. Clark	1/1/2008	38,700	51,600	77,300	—	—	—
	2/25/2008	—	—	—	57,500	6.12	174,900
James V. Caruso	1/1/2008	118,700	158,300	237,400	—	—	—
	2/25/2008	—	—	—	150,000	6.12	585,700
Pablo J. Cagnoni	1/1/2008	120,400	160,500	240,800
	2/25/2008	—	—	—	150,000	6.12	585,700
Marc H. Graboyes	1/1/2008	66,100	88,100	132,100	—	—	—
	2/25/2008	—	—	—	100,000	6.12	304,200

(1)
These columns show the possible threshold, target and maximum cash bonus payments to the named executive officers for the year ended December 31, 2008 under the Company's performance-based cash bonus program, which is described in more detail in the Compensation Discussion and Analysis beginning on page 6 of this Amendment No. 1. The actual cash bonus awards earned by the named executive officers for the year ended December 31, 2008 are set forth in the Summary Compensation Table above under the column entitled "Non-Equity Incentive Plan Compensation," and the amounts set forth in these columns do not represent additional compensation paid to or earned by the named executive officers for the year ended December 31, 2008. The Company's performance-based cash bonus program provides that the Company must generally achieve at least 75% of its weighted corporate objectives for the year in order for any bonuses to be paid, although the Compensation Committee may determine to grant a bonus even though certain corporate or individual performance objectives are not met. If the Compensation Committee determines that corporate or individual performance for the year exceeded objectives or was excellent in view of prevailing conditions, the Compensation Committee may approve corporate or individual multipliers, as the case may be, up to 150% of target. The possible threshold, target and maximum cash bonus payments for the named executive officers for the year ended December 31, 2008 under the Company's performance-based cash bonus program are calculated as follows:

Name	Actual Base Salary Earned ($)	Bonus Target as % of Base Salary	Threshold ($)	Target ($)	Maximum ($)
Paul L. Berns	497,200	60%	223,700	298,300	447,500
David C. Clark	206,200	25%	38,700	51,600	77,300
James V. Caruso	395,600	40%	118,700	158,300	237,400
Pablo J. Cagnoni	401,300	40%	120,400	160,500	240,800
Marc H. Graboyes	293,600	30%	66,100	88,100	132,100
(2)
This column shows the number of shares of common stock underlying stock options granted to the named executive officers during the year ended December 31, 2008. The stock options have a 10-year term and vest over a four-year period, with 25% of the options vesting on the first anniversary of the date of grant and the remaining 75% of the options vesting in equal monthly installments thereafter over the next three years, subject to the recipient's continued employment with the Company through such vesting dates.

(3)
This column shows the exercise price for the stock options granted to the named executive officers during the year ended December 31, 2008, which equals the fair market value of the Company's common stock on the date of grant.

(4)
This column shows the full grant date fair value of the stock options granted to the named executive officers during the year ended December 31, 2008, as determined in accordance with SFAS 123R. The full grant date fair value is the amount that the Company recognizes as stock-based compensation expense in its financial statements over the required service period of the award. For additional information, see Note 4 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Outstanding Equity Awards at Fiscal Year End

        The following table sets forth certain information regarding equity awards granted to the named executive officers that were outstanding as of December 31, 2008:

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options(1)					Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
			Option Exercise Price ($)
Name	Exercisable (#)	Unexercisable (#)			Option Expiration Date
Paul L. Berns	481,245	218,755	3.14		3/9/2016	—		—
	—	—	—		—	150,000	(3)	918,000
	126,040	148,960	7.47		2/16/2017	—		—
	—	275,000	6.12		2/25/2018	—		—
David C. Clark	20,000	—	4.78	(4)	4/19/2014	—		—
	10,000	—	2.28	(5)	9/8/2014	—		—
	14,062	938	2.46		3/4/2015	—		—
	28,333	11,667	2.70		2/10/2016	—		—
	17,437	9,563	2.93		5/9/2016	—		—
	22,916	27,084	7.47		2/16/2017	—		—
	—	57,500	6.12		2/25/2018	—		—
James V. Caruso	218,747	131,253	3.13		6/5/2016	—		—
	—	—	—		—	55,000	(6)	336,600
	68,749	81,251	7.47		2/16/2017	—		—
	—	150,000	6.12		2/25/2018	—		—
Pablo J. Cagnoni	131,249	168,751	6.17		3/19/2017	—		—
	—	—	—		—	56,250	(7)	344,300
	—	150,000	6.12		2/25/2018	—		—
Marc H. Graboyes	80,000	—	2.00		10/11/2014	—		—
	18,749	1,251	2.46		3/4/2015	—		—
	70,832	29,168	2.70		2/10/2016	—		—
	34,374	40,626	7.47		2/16/2017	—		—
	—	100,000	6.12		2/25/2018	—		—

(1)
Unless otherwise indicated, these options have a 10-year term and vest over a four-year period, with 25% of the options vesting on the first anniversary of the date of grant and the remaining 75% of the options vesting in equal monthly installments thereafter over the next three years, subject to the recipient's continued employment with the Company through such vesting dates.

(2)
The market value of the shares of restricted stock that have not vested as of December 31, 2008 is based on $6.12 per share, which equaled the closing price of the Company's common stock on December 31, 2008, the last business day of the 2008 fiscal year.

(3)
Three hundred thousand shares of restricted stock were granted to Mr. Berns on March 9, 2006 in connection with his commencement of employment with the Company. Twenty-five percent of the shares (75,000 shares) vested on each of March 9, 2007 and 2008 and the remaining 50% of the shares (150,000 shares) will vest in two equal installments on each of March 9, 2009 and 2010, subject to Mr. Berns' continued employment with the Company through such vesting dates.

(4)
The exercise price of this option was previously reported as $4.50 per share, which equaled the closing price of the Company's common stock on April 19, 2004. During 2007, the Company determined that the actual date on which the option was granted to Mr. Clark was April 28, 2004, when the closing price of the Company's common stock was $4.78, rather than April 19, 2004. In order to avoid the adverse tax consequences of Section 409A of the Code resulting from the vesting of a "discounted option" after December 31, 2004, Mr. Clark and the Company agreed to amend the option to provide that, with respect to the portion of the option vesting after December 31, 2004 (20,000 shares), the option will have an exercise price of $4.78 per share.

(5)
These options have a 10-year term and vested over a two-year period, with 25% of the options vesting on the six month anniversary of the date of grant and the remaining 75% of the options vesting in equal monthly installments thereafter over the next 18 months.

(6)
One hundred and ten thousand shares of restricted stock were granted to Mr. Caruso on June 5, 2006 in connection with his commencement of employment with the Company. Twenty-five percent of the shares (27,500 shares) vested on each of June 5, 2007 and 2008 and the remaining 50% of the shares (55,000 shares) will vest in two equal installments on each of June 5, 2009 and 2010, subject to Mr. Caruso's continued employment with the Company through such vesting dates.

(7)
Seventy-five thousand shares of restricted stock were granted to Dr. Cagnoni on March 19, 2007 in connection with his commencement of employment with the Company. Twenty-five percent of the shares (18,750 shares) vested on March 19, 2008 and the remaining 75% of the shares (56,250 shares) will vest in three equal installments on each of March 19, 2009, 2010 and 2011, subject to Dr. Cagnoni's continued employment with the Company through such vesting dates.

Option Exercises And Stock Vested

        The following table sets forth certain information regarding option exercises and shares of restricted stock that vested during the year ended December 31, 2008 with respect to the named executive officers:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Paul L. Berns	—	—	75,000	417,800
David C. Clark	—	—	—	—
James V. Caruso	—	—	27,500	184,800
Pablo J. Cagnoni	—	—	18,750	101,600
Marc H. Graboyes	—	—	—	—

(1)
There were no stock option exercises by the named executive officers during the year ended December 31, 2008.

(2)
The value realized on vesting of shares of restricted stock equals the market value of the Company's common stock on the vesting date, multiplied by the number of shares that vested.

Retirement Payments and Benefits

        None of the named executive officers participate in or have account balances in qualified or non-qualified deferred benefit plans sponsored by the Company.

Nonqualified Deferred Compensation

        None of the named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by the Company. In the future, the Compensation Committee may elect to provide the named executive officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in the Company's best interests.

Employment, Severance and Change-in-Control Agreements

        The Company has entered into employment agreements with each of the named executive officers other than Mr. Clark. The material terms of such agreements are summarized below.

  Employment Agreement with Mr. Berns

        On March 9, 2006, the Company entered into an employment agreement with Mr. Berns in connection with his appointment to serve as the Company's President and Chief Executive Officer. On December 12, 2006, the Company and Mr. Berns amended and restated the employment agreement to extend the time during which the Company was obligated to reimburse certain commuting and temporary living expenses to June 30, 2007. On December 13, 2007, the Company and Mr. Berns entered into a second amended and restated employment agreement to, among other things, bring the employment agreement into compliance with Section 409A of the Code and clarify Mr. Berns' change-in-control termination benefits regarding the acceleration of stock options and restricted stock upon a change-in-control termination.

        Pursuant to the second amended and restated employment agreement, Mr. Berns earns an annual base salary, which amount may be increased annually at the discretion of the Board. Currently, Mr. Berns earns an annual base salary of $500,800. Mr. Berns is also eligible to participate in the Company's performance-based cash bonus plan, pursuant to which he is eligible for an annual bonus award determined in accordance with the terms of the plan. Currently, Mr. Berns' target bonus is set at 60% of his annual base salary.

        The second amended and restated employment agreement with Mr. Berns also provides that his employment with the Company is at-will and may be terminated by either Mr. Berns or the Company at any time. However, if the Company terminates Mr. Berns' employment without just cause or if he resigns for good reason (other than in connection with a change-in-control of the Company), provided that Mr. Berns executes a general release in favor of the Company at the election of the Company, he will be entitled to receive certain payments and other benefits, which are described in more detail under the heading "Potential Payments Upon Termination or Change-in-Control" beginning on page 30 of this Amendment No. 1.

        The second amended and restated employment agreement with Mr. Berns further provides that if the Company (or any surviving or acquiring corporation) terminates Mr. Berns' employment without cause or if he resigns for good reason within one month prior to or two years following the effective date of a change-in-control of the Company, provided that Mr. Berns executes a general release in favor of the Company (or any surviving or acquiring corporation) at the election thereof, he will be entitled to receive certain payments and other benefits, which are described in more detail under the heading "Potential Payments Upon Termination or Change-in-Control" beginning on page 30 of this Amendment No. 1.

        The second amended and restated employment agreement also imposes on Mr. Berns certain confidentiality, non-compete and non-solicitation obligations. The non-compete and non-solicit obligations are in effect for the term of his employment and will continue for 12 months after termination of his employment for any reason, provided that such non-compete obligations will terminate upon a change-in-control of the Company. In the event that Mr. Berns violates his confidentiality, non-compete or non-solicitation obligations or the terms of his confidentiality and inventions assignment agreement with the Company, his right to most of the severance benefits that he would have otherwise been entitled to pursuant to the second amended and restated employment agreement (other than in connection with a change-in-control of the Company) will cease on the date of such violation.

  Employment Agreement with Dr. Cagnoni

        On March 19, 2007, the Company entered into an employment agreement with Dr. Cagnoni in connection with his appointment to serve as the Company's Senior Vice President, Chief Medical Officer. On December 13, 2007, the Company and Dr. Cagnoni entered into an amended and restated employment agreement to, among other things, bring the employment agreement into compliance with Section 409A of the Code and implement certain changes recommended by the Company's outside compensation consultant regarding Dr. Cagnoni's change-in-control severance benefits.

        Pursuant to the amended and restated employment agreement, Dr. Cagnoni earns an annual base salary, which is subject to annual review and adjustment by the Compensation Committee. Currently, Dr. Cagnoni earns an annual base salary of $414,400. Dr. Cagnoni is also eligible to participate in the Company's performance-based cash bonus plan, pursuant to which he is eligible for an annual bonus award determined in accordance with the terms of the plan. Currently, Dr. Cagnoni's target bonus is set at 40% of his annual base salary.

        Pursuant to the amended and restated employment agreement, on the date Dr. Cagnoni started employment with the Company, he received a signing bonus of $50,000 less applicable employment tax withholdings and deductions. Upon satisfaction of certain milestones and pursuant to the amended and restated employment agreement, Dr. Cagnoni received an additional bonus of $50,000 less applicable employment tax withholdings and deductions on January 11, 2008.

        The amended and restated employment agreement with Dr. Cagnoni also provides that his employment with the Company is at-will and may be altered or terminated by either Dr. Cagnoni or the Company at any time. However, if the Company terminates Dr. Cagnoni's employment without just cause or if he resigns for good reason (other than in connection with a change-in-control of the Company), provided that Dr. Cagnoni executes a general release in favor of the Company, he will be entitled to receive certain payments and other benefits, which are described in more detail under the heading "Potential Payments Upon Termination or Change-in-Control" beginning on page 30 of this Amendment No. 1.

        The amended and restated employment agreement with Dr. Cagnoni further provides that if the Company (or any surviving or acquiring corporation) terminates Dr. Cagnoni's employment without just cause or if he resigns for good reason within one month prior to or 12 months following the effective date of a change-in-control of the Company, provided that Dr. Cagnoni executes a general release in favor of the Company (or any surviving or acquiring corporation), he will be entitled to receive certain payments and other benefits, which are described in more detail under the heading "Potential Payments Upon Termination or Change-in-Control" beginning on page 30 of this Amendment No. 1.

  Employment Agreement with Mr. Caruso

        On June 5, 2006, the Company entered into an employment agreement with Mr. Caruso in connection with his appointment to serve as the Company's Executive Vice President, Chief Commercial Officer. On December 13, 2007, the Company and Mr. Caruso entered into an amended and restated employment agreement to, among other things, bring the employment agreement into compliance with Section 409A of the Code and implement certain changes recommended by the Company's outside compensation consultant regarding Mr. Caruso's change-in-control severance benefits.

        Pursuant to the amended and restated employment agreement, Mr. Caruso earns an annual base salary, which is subject to annual review and adjustment by the Compensation Committee. Currently, Mr. Caruso earns an annual base salary of $408,500. Mr. Caruso is also eligible to participate in the Company's performance-based cash bonus plan, pursuant to which he is eligible for an annual bonus award determined in accordance with the terms of the plan. Currently, Mr. Caruso's target bonus is set at 40% of his annual base salary.

        The amended and restated employment agreement with Mr. Caruso also provides that his employment with the Company is at-will and may be altered or terminated by either Mr. Caruso or the Company at any time. However, if the Company terminates Mr. Caruso's employment without just cause or if he resigns for good reason (other than in connection with a change-in-control of the Company), provided that Mr. Caruso executes a general release in favor of the Company, he will be entitled to receive certain payments and other benefits, which are described in more detail under the heading "Potential Payments Upon Termination or Change-in-Control" beginning on page 30 of this Amendment No. 1.

        The amended and restated employment agreement with Mr. Caruso further provides that if the Company (or any surviving or acquiring corporation) terminates Mr. Caruso's employment without just cause or if he resigns for good reason within one month prior to or 12 months following the effective date of a change-in-control of the Company, provided that Mr. Caruso executes a general release in favor of the Company (or any surviving or acquiring corporation), he will be entitled to receive certain payments and other benefits, which are described in more detail under the heading "Potential Payments Upon Termination or Change-in-Control" beginning on page 30 of this Amendment No. 1.

  Employment Agreement with Mr. Graboyes

        On October 11, 2004, the Company entered into an employment agreement with Mr. Graboyes in connection with his appointment as Vice President, General Counsel. On December 13, 2007, the Company and Mr. Graboyes entered into an amended and restated employment agreement to, among other things, bring the employment agreement into compliance with Section 409A of the Code and implement certain changes recommended by the Company's outside compensation consultant regarding Mr. Graboyes' change-in-control severance benefits.

        Pursuant to the amended and restated employment agreement, Mr. Graboyes earns an annual base salary, which is subject to annual review and adjustment by the Compensation Committee. Currently, Mr. Graboyes earns an annual base salary of $308,100. Mr. Graboyes is also eligible to participate in the Company's performance-based cash bonus plan, pursuant to which he is eligible for an annual bonus award determined in accordance with the terms of the plan. Currently, Mr. Graboyes' target bonus is set at 40% of his annual base salary.

        The amended and restated employment agreement with Mr. Graboyes also provides that his employment with the Company is at-will and may be altered or terminated by either Mr. Graboyes or the Company at any time. However, if the Company terminates Mr. Graboyes' employment without just cause or if he resigns for good reason (other than in connection with a change-in-control of the

Company), provided that Mr. Graboyes executes a general release in favor of the Company, he will be entitled to receive certain payments and other benefits, which are described in more detail under the heading "Potential Payments Upon Termination or Change-in-Control" beginning on page 30 of this Amendment No. 1.

        The amended and restated employment agreement with Mr. Graboyes further provides that if the Company (or any surviving or acquiring corporation) terminates Mr. Graboyes' employment without just cause or if he resigns for good reason within one month prior to or 12 months following the effective date of a change-in-control, provided that Mr. Graboyes executes a general release in favor of the Company (or any surviving or acquiring corporation), he will be entitled to receive certain payments and other benefits, which are described in more detail under the heading "Potential Payments Upon Termination or Change-in-Control" beginning on page 30 of this Amendment No. 1.

  Severance and Change-in-Control Arrangements

        The Company has established a Severance Benefit Plan to provide for the payment of severance benefits to all full-time employees, including the named executive officers, who do not otherwise have separate employment agreements with the Company and whose employment is involuntarily terminated due to a change-in-control of the Company.

        The Change of Control Severance Benefit Schedule under the Severance Benefit Plan provides that if the Company terminates an eligible employee's employment without just cause or if the eligible employee resigns for good reason within two months prior to or six months following the effective date of a change-in-control of the Company, and upon the eligible employee's execution of a general release releasing the Company from all claims known or unknown that the eligible employee may have against the Company, the eligible employee will be entitled to receive the following severance benefits:

  •
  If the eligible employee holds a position with the Company of director or above, the Company will pay the employee a lump-sum cash payment equal to (i) six months of the employee's base salary then in effect plus an additional two weeks base salary for each 12 months of continuous service with the Company, up to a maximum of 52 weeks, plus (ii) the employee's target bonus award for the year in which the employee's employment terminates, prorated through the date of termination. Eligible employees who are entitled to severance under this paragraph with more than five but fewer than 12 full months of continuous service with the Company will be deemed to be in continuous service with the Company for 12 full months.

  •
  If the eligible employee holds a position with the Company below director, the Company will pay the employee a lump-sum cash payment equal to (i) three months of the employee's base salary then in effect plus an additional two weeks base salary for each 12 months of continuous service with the Company, up to a maximum of 52 weeks, plus (ii) the employee's target bonus award for the year in which the employee's employment terminates, prorated through the date of termination. Eligible employees who are entitled to severance under this paragraph with more than five but fewer than 12 full months of continuous service with the Company will be deemed to be in continuous service with the Company for 12 full months.

  •
  Full acceleration of vesting of any outstanding stock options and restricted stock issued to the eligible employee.

  •
  Payment of premiums for the eligible employee's group health insurance COBRA continuation coverage after the date of termination for the number of weeks that are used to determine the amount of the eligible employee's cash severance as described above.

  •
  Outplacement assistance through an outside organization as a resource to aid in the eligible employee's career transition.

Potential Payments Upon Termination or Change-in-Control

        The following tables reflect the estimated potential payments upon termination or change-in-control of the Company that would be payable to each of the named executive officers. For purposes of calculating the potential payments set forth in the tables below, we have assumed that (i) the date of termination was December 31, 2008 and (ii) the stock price was $6.12, the closing market price of the Company's common stock on December 31, 2008, the last business day of the 2008 fiscal year.

  Paul L. Berns—President and Chief Executive Officer

        Under the terms of Mr. Berns' second amended and restated employment agreement, if the Company terminates Mr. Berns' employment for just cause or Mr. Berns resigns without good reason, Mr. Berns is entitled to the following: (i) any base salary and annual bonus earned but unpaid prior to the date of termination; (ii) all accrued but unused personal time; and (iii) any unreimbursed business expenses (collectively, the "Accrued Obligations"). Such amounts are to be paid within 30 days after the date of termination. Following such termination, Mr. Berns' then outstanding stock options and restricted stock will remain subject to the terms of their respective governing documents.

        Under the terms of Mr. Berns' second amended and restated employment agreement, if the Company terminates Mr. Berns' employment without just cause or Mr. Berns resigns with good reason (other than in connection with a change-in-control of the Company), provided that Mr. Berns executes a general release in favor of the Company at the election of the Company, Mr. Berns is entitled to the following: (i) payment of the Accrued Obligations within 30 days after the date of termination; (ii) an amount equal to his target bonus for the year in which the termination occurs, pro rated through the date of termination; (iii) an amount equal to 1.5 times his base salary then in effect, payable in monthly installments over the 18-month period following the date of termination; (iv) an amount equal to 1.5 times his annual bonus for the year preceding the year in which the termination occurs, payable in a lump sum within 30 days after the date of termination; (v) treatment of his then outstanding stock options and restricted stock in accordance with the terms of their respective governing documents; (vi) payment of premiums for his group health insurance COBRA continuation coverage for up to 12 months following the date of termination; and (vii) outplacement assistance for up to 12 months following the date of termination with an aggregate cost of up to $15,000. Except for the Accrued Obligations, the payments described above shall cease, and the Company shall have no further obligations to Mr. Berns with respect thereto, in the event that Mr. Berns breaches his confidentiality, non-compete or non-solicitation obligations under the second amended and restated employment agreement or the terms of his confidentiality and inventions assignment agreement with the Company. The Company's obligation to pay Mr. Berns' COBRA premiums ceases upon Mr. Berns' eligibility for comparable coverage provided by a new employer.

        Under the terms of Mr. Berns' second amended and restated employment agreement, if the Company (or any surviving or acquiring corporation) terminates Mr. Berns' employment without just cause or Mr. Berns resigns with good reason within one month prior to or two years following the effective date of a change-in-control of the Company, provided that Mr. Berns executes a general release in favor of the Company (or any surviving or acquiring corporation) at the election thereof, Mr. Berns is entitled to the following: (i) payment of the Accrued Obligations within 30 days after the date of termination; (ii) an amount equal to his target bonus for the year in which the termination occurs, pro rated through the date of termination; (iii) a lump-sum cash payment in an amount equal to (x) two times his highest annual base salary in effect during the 12 months prior to such termination, plus (y) two times his highest annualized bonus paid or payable in respect of the five years preceding the year in which the change-in-control occurs; (iv) immediate vesting of all outstanding stock options and restricted stock granted to Mr. Berns and the extension of the option exercise period for 24 months after the date of termination; (v) continued coverage for 18 months under all policies of medical, accident, disability and life insurance for Mr. Berns and his dependents; and (vi) outplacement assistance for up to 12 months following the date of termination with an aggregate cost of up to $15,000. In addition, Mr. Berns' second amended and restated employment agreement provides that, in certain circumstances, he will be entitled to a gross-up payment for payments that result in an excise tax imposed by Section 4999 of the Code.

        The following table reflects the estimated potential payments that would be payable to Mr. Berns upon a termination or change-in-control of the Company under the terms of his second amended and restated employment agreement. The amounts shown reflect only the additional payments or benefits that Mr. Berns would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested, absent the triggering event.

	Termination For Just Cause or Resignation Without Good Reason Termination	Termination Without Just Cause or Resignation With Good Reason Termination		Termination Without Just Cause or Resignation With Good Reason (in connection with a Change-in-Control)
Paul L. Berns
Cash Payments
Cash Severance	$—	$1,172,400	(1)	$1,563,200	(2)
Target Bonus for Year of Separation	$—	$298,300		$298,300
Long-Term Incentives
Stock Options (Unvested and Accelerated)	$—	$—		$651,900	(3)
Restricted Stock (Unvested and Accelerated)	$—	$—		$918,000	(4)
Benefits and Perquisites
Accrued Sick Leave	$30,800	$30,800		$30,800
Benefits Continuation	$—	$16,900		$27,900
Outplacement Assistance	$—	$15,000		$15,000
Excise Tax Gross-Up (Estimated)	$—	$—		$—
Total Payments Upon Termination	$30,800	$1,533,400		$3,505,100

(1)
Amount represents (i) 1.5 times base salary then in effect, payable in monthly installments over the 18-month period following the date of termination, plus (ii) 1.5 times the annual bonus for the year preceding the year in which the termination occurs, payable in a lump sum within 30 days after the date of termination.

(2)
Amount represents a lump sum payment equal to (i) two times base salary, plus (ii) two times highest annualized bonus, paid or payable, in respect of the five fiscal years preceding the year of termination.

(3)
Amount represents the in-the-money value of unvested stock options as of December 31, 2008, using the closing market price of the Company's common stock on December 31, 2008. The number of shares underlying such stock options and the exercise price thereof are reflected in the columns entitled "Number of Securities Underlying Unexercised Options—Unexercisable" and "Option Exercise Price," respectively, in the Outstanding Equity Awards at Fiscal Year End table set forth on page 24 of this Amendment No. 1.

(4)
Amount represents the in-the-money value of unvested restricted stock as of December 31, 2008, using the closing market price of the Company's common stock on December 31, 2008. The number of shares of restricted stock are reflected in the column entitled "Number of Shares or

  Units of Stock that Have Not Vested" in the Outstanding Equity Awards at Fiscal Year End table set forth on page 24 of this Amendment No. 1.

  Pablo J. Cagnoni—Senior Vice President, Chief Medical Officer

        Under the terms of Dr. Cagnoni's amended and restated employment agreement, if the Company terminates Dr. Cagnoni's employment for just cause or Dr. Cagnoni resigns without good reason, Dr. Cagnoni is entitled to the following: (i) any salary earned but unpaid prior to the date of termination; (ii) all accrued but unused vacation; and (iii) any unreimbursed business expenses.

        Under the terms of Dr. Cagnoni's amended and restated employment agreement, if the Company terminates Dr. Cagnoni's employment without just cause or Dr. Cagnoni resigns with good reason (other than in connection with a change-in-control of the Company), provided that Dr. Cagnoni executes a general release in favor of the Company, Dr. Cagnoni is entitled to the following: (i) continuation of Dr. Cagnoni's then current base salary for a period of 12 months following the date of termination, paid on the same basis and at the same time as previously paid; (ii) payment of any accrued but unused vacation and sick leave; and (iii) payment of premiums for his group health insurance COBRA continuation coverage for up to 12 months following the date of termination. The Company's obligation to pay Dr. Cagnoni's COBRA premiums ceases upon Dr. Cagnoni's eligibility for comparable coverage provided by a new employer. Except for the payment of any accrued but unused vacation and sick leave, the payments described above shall cease, and the Company shall have no further obligations to Dr. Cagnoni with respect thereto, in the event that Dr. Cagnoni breaches the confidentiality, non-compete or non-solicitation provisions under his confidentiality and inventions assignment agreement with the Company.

        Under the terms of Dr. Cagnoni's amended and restated employment agreement, if the Company (or any surviving or acquiring corporation) terminates Dr. Cagnoni's employment without just cause or Dr. Cagnoni resigns with good reason within one month prior to or 12 months following the effective date of a change-in-control of the Company, provided that Dr. Cagnoni executes a general release in favor of the Company, Dr. Cagnoni is entitled to the following: (i) a lump-sum cash payment in an amount equal to (A) 1.5 times Dr. Cagnoni's annual base salary then in effect, plus (B) 1.5 times the greater of (1) Dr. Cagnoni's annualized target bonus award for the year in which Dr. Cagnoni's employment terminates or (2) the annual bonus amount paid to Dr. Cagnoni in the immediately prior year; (ii) payment of any accrued but unused vacation and sick leave; (iii) payment of Dr. Cagnoni's target bonus award for the year in which Dr. Cagnoni's employment terminates, prorated through the date of termination; (iv) payment of premiums for his group health insurance COBRA continuation coverage for up to 18 months following the date of termination; (v) outplacement assistance for up to nine months following the date of termination with an aggregate cost of up to $11,250; and (vi) immediate vesting of all outstanding stock options and restricted stock granted to Dr. Cagnoni and the extension of the option exercise period for 12 months after the date of termination. The Company's obligation to pay Dr. Cagnoni's COBRA premiums ceases upon Dr. Cagnoni's eligibility for comparable coverage provided by a new employer. Certain of the payments described above shall cease, and the Company shall have no further obligations to Dr. Cagnoni with respect thereto, in the event that Dr. Cagnoni breaches the confidentiality, non-compete or non-solicitation provisions under his confidentiality and inventions assignment agreement with the Company. In addition, Dr. Cagnoni's amended and restated employment agreement provides that, in certain circumstances, he will be entitled to a gross-up payment for payments that result in an excise tax imposed by Section 4999 of the Code.

        The following table reflects the estimated potential payments that would be payable to Dr. Cagnoni upon a termination or change-in-control of the Company under the terms of his amended and restated employment agreement. The amounts shown reflect only the additional payments or benefits that Dr. Cagnoni would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested, absent the triggering event.

	Termination For Just Cause or Resignation Without Good Reason Termination	Termination Without Just Cause or Resignation With Good Reason Termination		Termination Without Just Cause or Resignation With Good Reason (in connection with a Change-in-Control)
Pablo J. Cagnoni
Cash Payments
Cash Severance	$—	$404,200	(1)	$848,900	(2)
Target Bonus for Year of Separation	$—	$—		$161,700
Long-Term Incentives
Stock Options (Unvested and Accelerated)	$—	$—		$—	(3)
Restricted Stock (Unvested and Accelerated)	$—	$—		$344,300	(4)
Benefits and Perquisites
Accrued Sick Leave	$—	$24,900		$24,900
Benefits Continuation	$—	$11,400		$17,100
Outplacement Assistance	$—	$—		$11,250
Excise Tax Gross-Up (Estimated)	$—	$—		$—
Total Payments Upon Termination	$—	$440,500		$1,408,150

(1)
Amount represents 1.0 times base salary then in effect, payable on the same basis and at the same time as paid at the time of termination.

(2)
Amount represents a lump sum payment equal to (i) 1.5 times base salary then in effect, plus (ii) 1.5 times annualized target bonus award for the year of termination.

(3)
Amount represents the in-the-money value of unvested stock options as of December 31, 2008, using the closing market price of the Company's common stock on December 31, 2008. The number of shares underlying such stock options and the exercise price thereof are reflected in the columns entitled "Number of Securities Underlying Unexercised Options—Unexercisable" and "Option Exercise Price," respectively, in the Outstanding Equity Awards at Fiscal Year End table set forth on page 24 of this Amendment No. 1.

(4)
Amount represents the in-the-money value of unvested restricted stock as of December 31, 2008, using the closing market price of the Company's common stock on December 31, 2008. The number of shares of restricted stock are reflected in the column entitled "Number of Shares or Units of Stock that Have Not Vested" in the Outstanding Equity Awards at Fiscal Year End table set forth on page 24 of this Amendment No. 1.

  James V. Caruso—Executive Vice President, Chief Commercial Officer

        Under the terms of Mr. Caruso's amended and restated employment agreement, if the Company terminates Mr. Caruso's employment for just cause or Mr. Caruso resigns without good reason, Mr. Caruso is entitled to the following: (i) any salary earned but unpaid prior to the date of termination; (ii) all accrued but unused vacation; and (iii) any unreimbursed business expenses.

        Under the terms of Mr. Caruso's amended and restated employment agreement, if the Company terminates Mr. Caruso's employment without just cause or Mr. Caruso resigns with good reason (other than in connection with a change-in-control of the Company), provided that Mr. Caruso executes a general release in favor of the Company, Mr. Caruso is entitled to the following: (i) continuation of Mr. Caruso's then current base salary for a period of 12 months following the date of termination, paid on the same basis and at the same time as previously paid; (ii) payment of any accrued but unused vacation and sick leave; and (iii) payment of premiums for his group health insurance COBRA continuation coverage for up to 12 months following the date of termination. The Company's obligation to pay Mr. Caruso's COBRA premiums ceases upon Mr. Caruso's eligibility for comparable coverage provided by a new employer. Except for the payment of any accrued but unused vacation and sick leave, the payments described above shall cease, and the Company shall have no further obligations to Mr. Caruso with respect thereto, in the event that Mr. Caruso breaches the confidentiality, non-compete or non-solicitation provisions under his confidentiality and inventions assignment agreement with the Company.

        Under the terms of Mr. Caruso's amended and restated employment agreement, if the Company (or any surviving or acquiring corporation) terminates Mr. Caruso's employment without just cause or Mr. Caruso resigns with good reason within one month prior to or 12 months following the effective date of a change-in-control of the Company, provided that Mr. Caruso executes a general release in favor of the Company, Mr. Caruso is entitled to the following: (i) a lump-sum cash payment in an amount equal to (A) 1.5 times Mr. Caruso's annual base salary then in effect, plus (B) 1.5 times the greater of (1) Mr. Caruso's annualized target bonus award for the year in which Mr. Caruso's employment terminates or (2) the annual bonus amount paid to Mr. Caruso in the immediately prior year; (ii) payment of any accrued but unused vacation and sick leave; (iii) payment of Mr. Caruso's target bonus award for the year in which Mr. Caruso's employment terminates, prorated through the date of termination; (iv) payment of premiums for his group health insurance COBRA continuation coverage for up to 18 months following the date of termination; (v) outplacement assistance for up to nine months following the date of termination with an aggregate cost of up to $11,250; and (vi) immediate vesting of all outstanding stock options and restricted stock granted to Mr. Caruso and the extension of the option exercise period for 12 months after the date of termination. The Company's obligation to pay Mr. Caruso's COBRA premiums ceases upon Mr. Caruso's eligibility for comparable coverage provided by a new employer. Certain of the payments described above shall cease, and the Company shall have no further obligations to Mr. Caruso with respect thereto, in the event that Mr. Caruso breaches the confidentiality, non-compete or non-solicitation provisions under his confidentiality and inventions assignment agreement with the Company. In addition, Mr. Caruso's amended and restated employment agreement provides that, in certain circumstances, he will be entitled to a gross-up payment for payments that result in an excise tax imposed by Section 4999 of the Code.

        The following table reflects the estimated potential payments that would be payable to Mr. Caruso upon a termination or change-in-control of the Company under the terms of his amended and restated employment agreement. The amounts shown reflect only the additional payments or benefits that Mr. Caruso would have received upon the occurrence of the respective triggering events listed below;

they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested, absent the triggering event.

	Termination For Just Cause or Resignation Without Good Reason Termination	Termination Without Just Cause or Resignation With Good Reason Termination		Termination Without Just Cause or Resignation With Good Reason (in connection with a Change-in-Control)
James V. Caruso
Cash Payments
Cash Severance	$—	$398,600	(1)	$837,000	(2)
Target Bonus for Year of Separation	$—	$—		$159,400
Long-Term Incentives
Stock Options (Unvested and Accelerated)	$—	$—		$392,400	(3)
Restricted Stock (Unvested and Accelerated)	$—	$—		$336,600	(4)
Benefits and Perquisites
Accrued Sick Leave	$—	$24,500		$24,500
Benefits Continuation	$—	$16,900		$25,300
Outplacement Assistance	$—	$—		$11,250
Excise Tax Gross-Up (Estimated)	$—	$—		$—
Total Payments Upon Termination	$—	$440,000		$1,786,450

(1)
Amount represents 1.0 times base salary then in effect, payable on the same basis and at the same time as paid at the time of termination.

(2)
Amount represents a lump sum payment equal to (i) 1.5 times base salary then in effect, plus (ii) 1.5 times annualized target bonus award for the year of termination.

(3)
Amount represents the in-the-money value of unvested stock options as of December 31, 2008, using the closing market price of the Company's common stock on December 31, 2008. The number of shares underlying such stock options and the exercise price thereof are reflected in the columns entitled "Number of Securities Underlying Unexercised Options—Unexercisable" and "Option Exercise Price," respectively, in the Outstanding Equity Awards at Fiscal Year End table set forth on page 24 of this Amendment No. 1.

(4)
Amount represents the in-the-money value of unvested restricted stock as of December 31, 2008, using the closing market price of the Company's common stock on December 31, 2008. The number of shares of restricted stock are reflected in the column entitled "Number of Shares or Units of Stock that Have Not Vested" in the Outstanding Equity Awards at Fiscal Year End table set forth on page 24 of this Amendment No. 1.

  Marc H. Graboyes—Senior Vice President, General Counsel and Secretary

        Under the terms of Mr. Graboyes' amended and restated employment agreement, if the Company terminates Mr. Graboyes' employment for just cause or Mr. Graboyes resigns without good reason, Mr. Graboyes is entitled to the following: (i) any base salary earned but unpaid prior to the date of termination; (ii) all accrued but unused vacation; and (iii) any unreimbursed business expenses.

        Under the terms of Mr. Graboyes' amended and restated employment agreement, if the Company terminates Mr. Graboyes' employment without just cause or Mr. Graboyes resigns with good reason (other than in connection with a change-in-control of the Company), provided that Mr. Graboyes executes a general release in favor of the Company, Mr. Graboyes is entitled to the following: (i) continuation of Mr. Graboyes' then current base salary for a period of six months following the date of termination, paid on the same basis and at the same time as previously paid; (ii) payment of any accrued but unused vacation and sick leave; and (iii) payment of premiums for his group health insurance COBRA continuation coverage for up to six months following the date of termination. The Company's obligation to pay Mr. Graboyes' COBRA premiums ceases upon Mr. Graboyes' eligibility for comparable coverage provided by a new employer. Except for the payment of any accrued but unused vacation and sick leave, the payments described above shall cease, and the Company shall have no further obligations to Mr. Graboyes with respect thereto, in the event that Mr. Graboyes breaches the confidentiality, non-compete or non-solicitation provisions under his confidentiality and inventions assignment agreement with the Company.

        Under the terms of Mr. Graboyes' amended and restated employment agreement, if the Company (or any surviving or acquiring corporation) terminates Mr. Graboyes' employment without just cause or Mr. Graboyes resigns with good reason within one month prior to or 12 months following the effective date of a change-in-control of the Company, provided that Mr. Graboyes executes a general release in favor of the Company, Mr. Graboyes is entitled to the following: (i) a lump-sum cash payment in an amount equal to (A) Mr. Graboyes' annual base salary then in effect, plus (B) the greater of (1) Mr. Graboyes' annualized target bonus award for the year in which Mr. Graboyes' employment terminates or (2) the annual bonus amount paid to Mr. Graboyes in the immediately prior year; (ii) payment of any accrued but unused vacation and sick leave; (iii) payment of Mr. Graboyes' target bonus award for the year in which Mr. Graboyes' employment terminates, prorated through the date of termination; (iv) payment of premiums for his group health insurance COBRA continuation coverage for up to 12 months following the date of termination; (v) outplacement assistance for up to six months following the date of termination with an aggregate cost of up to $7,500; and (vi) immediate vesting of all outstanding stock options and restricted stock granted to Mr. Graboyes and the extension of the option exercise period for 12 months after the date of termination. The Company's obligation to pay Mr. Graboyes' COBRA premiums ceases upon Mr. Graboyes' eligibility for comparable coverage provided by a new employer. Certain of the payments described above shall cease, and the Company shall have no further obligations to Mr. Graboyes with respect thereto, in the event that Mr. Graboyes breaches the confidentiality, non-compete or non-solicitation provisions under his confidentiality and inventions assignment agreement with the Company.

        The following table reflects the estimated potential payments that would be payable to Mr. Graboyes upon a termination or change-in-control of the Company under the terms of his amended and restated employment agreement. The amounts shown reflect only the additional payments or benefits that Mr. Graboyes would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested absent the triggering event.

	Termination For Just Cause or Resignation Without Good Reason Termination	Termination Without Just Cause or Resignation With Good Reason Termination		Termination Without Just Cause or Resignation With Good Reason (in connection with a Change-in-Control)
Marc H. Graboyes
Cash Payments
Cash Severance	$—	$150,300	(1)	$390,800	(2)
Target Bonus for Year of Separation	$—	$—		$90,200
Long-Term Incentives
Stock Options (Unvested and Accelerated)	$—	$—		$104,300	(3)
Restricted Stock (Unvested and Accelerated)	$—	$—		$—
Benefits and Perquisites
Accrued Sick Leave	$—	$18,500		$18,500
Benefits Continuation	$—	$8,400		$16,900
Outplacement Assistance	$—	$—		$7,500
Total Payments Upon Termination	$—	$177,200		$628,200

(1)
Amount represents 0.5 times base salary then in effect, payable on the same basis and at the same time as paid at the time of termination.

(2)
Amount represents a lump sum payment equal to (i) 1.0 times base salary then in effect, plus (ii) 1.0 times annualized target bonus award for the year of termination.

(3)
Amount represents the in-the-money value of unvested stock options as of December 31, 2008, using the closing market price of the Company's common stock on December 31, 2008. The number of shares underlying such stock options and the exercise price thereof are reflected in the columns entitled "Number of Securities Underlying Unexercised Options—Unexercisable" and "Option Exercise Price," respectively, in the Outstanding Equity Awards at Fiscal Year End table set forth on page 24 of this Amendment No. 1.

  David C. Clark, Vice President, Finance

        Mr. Clark is not party to an employment agreement with the Company. Accordingly, his entitlement to any termination payment or payments upon a change-in-control of the Company is subject to and pursuant to the Company's Severance Benefit Plan and the Change of Control Severance Benefit Schedule thereto.

        Under the terms of the Change of Control Severance Benefit Schedule, if the Company terminates Mr. Clark's employment without just cause or Mr. Clark resigns for good reason within two months prior to or six months following the effective date of a change-in-control of the Company, provided that Mr. Clark executes a general release in favor of the Company, Mr. Clark is entitled to receive the following: (i) any base salary earned but unpaid prior to the date of termination; (ii) all accrued but unused vacation; (iii) any unreimbursed business expenses; (iv) six months base pay plus an additional two weeks base pay for each 12 months of continuous service, up to a maximum of 52 weeks base pay; (v) payment of Mr. Clark's target bonus award for the year in which Mr. Clark's employment terminates, prorated through the date of termination; (vi) payment of premiums for his group health insurance COBRA continuation coverage for the same duration as to which he is entitled to base pay; and (vii) immediate vesting of all outstanding options and restricted stock granted to him. In addition,

Mr. Clark is eligible to participate in an outplacement assistance program to be selected by the Company. The Company's obligation to pay Mr. Clark's COBRA premiums ceases upon Mr. Clark's eligibility for comparable coverage provided by a new employer. The amount of the foregoing benefits are capped at two times Mr. Clark's annual compensation earned during the calendar year immediately preceding his termination of employment (calculated on an annualized basis).

        The following table reflects the estimated potential payments that would be payable to Mr. Clark upon a termination or change-in-control of the Company under the Company's Severance Benefit Plan and the Change of Control Severance Benefit Schedule thereto. The amounts shown reflect only the additional payments or benefits that Mr. Clark would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested absent the triggering event.

	Termination For Just Cause or Resignation Without Good Reason Termination	Termination Without Just Cause or Resignation With Good Reason Termination	Termination Without Just Cause or Resignation With Good Reason (in connection with a Change-in-Control)
David C. Clark
Cash Payments
Cash Severance	$—	$—	$137,300
Target Bonus for Year of Separation	$—	$—	$51,600
Long-Term Incentives
Stock Options (Unvested and Accelerated)	$—	$—	$73,800	(1)
Restricted Stock (Unvested and Accelerated)	$—	$—	$—
Benefits and Perquisites
Accrued Sick Leave	$—	$—	$—
Benefits Continuation	$—	$—	$16,900
Outplacement Assistance	$—		$—
Total Payments Upon Termination	$—	$—	$279,600

(1)
Amount represents the in-the-money value of unvested stock options as of December 31, 2008, using the closing market price of the Company's common stock on December 31, 2008. The number of shares underlying such stock options and the exercise price thereof are reflected in the columns entitled "Number of Securities Underlying Unexercised Options—Unexercisable" and "Option Exercise Price," respectively, in the Outstanding Equity Awards at Fiscal Year End table set forth on page 24 of this Amendment No. 1.

Director Compensation

        The following table shows certain information with respect to the compensation of all non-employee directors of the Company for the fiscal year ended December 31, 2008:

Director Compensation for Fiscal 2008

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Stephen J. Hoffman(2)	82,500	184,500	267,000
Michael D. Casey(3)	62,500	73,800	136,300
Stewart Hen(4)	46,300	74,400	120,700
Jonathan Leff(5)	45,000	74,400	119,400
Timothy Lynch(6)	57,500	76,800	134,300
Jeffrey Latts(7)	45,000	79,500	124,500
William Ringo(8)	26,300	9,600	35,900

    (1)
    The amounts shown in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year for stock options granted to the non-employee directors, as determined in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions used to calculate these amounts, see Note 4 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. These amounts reflect the Company's accounting expense for these awards, and do not correspond to the actual value that will be recognized by the non-employee directors.

    (2)
    Grant date fair value of 50,000 options granted in 2008: $145,900. Total number of shares subject to stock options outstanding at December 31, 2008: 583,971.

    (3)
    Grant date fair value of 20,000 options granted in 2008: $58,400. Total number of shares subject to stock options outstanding at December 31, 2008: 120,000.

    (4)
    Grant date fair value of 20,000 options granted in 2008: $58,400. Total number of shares subject to stock options outstanding at December 31, 2008: 80,000.

    (5)
    Grant date fair value of 20,000 options granted in 2008: $58,400. Total number of shares subject to stock options outstanding at December 31, 2008: 80,000.

    (6)
    Grant date fair value of 20,000 options granted in 2008: $58,400. Total number of shares subject to stock options outstanding at December 31, 2008: 85,000.

    (7)
    Grant date fair value of 20,000 options granted in 2008: $58,400. Total number of shares subject to stock options outstanding at December 31, 2008: 45,000.

    (8)
    There were no options granted in 2008. There were no stock options outstanding at December 31, 2008.

  Cash Compensation

        Effective as of the Company's 2007 Annual Meeting of Stockholders, the Board of Directors approved the following compensation arrangements for the Company's non-employee directors. Each non-employee director of the Company receives an annual retainer of $40,000, except that the Chairman of the Board receives an annual retainer of $80,000. Each non-employee director that serves as Chairman of the Audit Committee, Chairman of the Compensation Committee or Chairman of the

Nominating and Corporate Governance Committee also receives an additional annual retainer of $12,500, $12,500 and $7,500, respectively. Each non-employee director who serves on a committee of the Board receives an additional retainer of $5,000. Annual retainers are paid in equal quarterly installments on the first day of each calendar quarter.

        In addition, each non-employee director, including the Chairman of the Board, is reimbursed for all reasonable out-of-pocket expenses incurred by such director in connection with attending any regular or special meeting of the Board or any regular or special meeting of any committee of the Board.

  Stock Options

        The Company grants stock options to its non-employee directors under a stock option grant program for non-employee directors (the "Directors' Program") administered under our 2008 Equity Incentive Plan.

        Under the Directors' Program, each person who becomes a non-employee director of the Company is automatically granted a non-qualified stock option to purchase 25,000 shares of common stock on the date of his or her initial election, except that any person who becomes the Company's Chairman of the Board (other than an employee of the Company) is automatically granted a nonqualified stock option to purchase 50,000 shares of common stock on the date of his or her initial election (each, an "Initial Grant"). Initial Grants vest in equal installments on each of the first, second and third anniversaries of the date of grant, assuming continued service as a director during such period.

        In addition, under the Directors' Program, each non-employee director is automatically granted a non-qualified stock option to purchase 20,000 shares of common stock immediately following each year's annual meeting of stockholders, except that the Chairman of the Board is automatically granted a non-qualified stock option to purchase 50,000 shares of common stock immediately following each year's annual meeting of stockholders (each, an "Annual Grant"). Annual Grants fully vest on the date of the next year's annual meeting of stockholders, assuming continued service as a director during such period. However, any non-employee director who received an Initial Grant within three months prior to an annual meeting is not eligible to receive an Annual Grant until the second annual meeting after his or her Initial Grant.

        All stock options granted under the Directors' Program have a term of 10 years and an exercise price equal to the closing price of a share of the Company's common stock on the date of grant. During the fiscal year ended December 31, 2008, Mr. Ringo, who resigned as a director of the Company effective June 24, 2008, exercised options awarded under the Directors' Program to purchase 28,333 shares of the Company's common stock and Dr. Hoffman exercised options under the Directors' Program to purchase 40,000 shares of the Company's common stock. As of April 15, 2009, Dr. Hoffman has exercised options under the Directors' Program to purchase an additional 36,400 shares of the Company's common stock. As of April 15, 2009, no other stock options had been exercised under the Directors' Plan during the fiscal year ending December 31, 2009.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of the Board of Directors consists of Messrs. Casey and Leff and Dr. Latts. During a portion of the fiscal year ended December 31, 2008, Mr. Lynch also served as a member of the Compensation Committee. None of the Company's executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on the Company's Board of Directors or Compensation Committee.

Compensation Committee Report(1)

        The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Amendment No. 1. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that such Compensation Discussion and Analysis be included in this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Mr. Michael D. Casey Dr. Jeffrey R. Latts Mr. Jonathan S. Leff

(1)
The material in this report is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information regarding the ownership of the Company's common stock as of April 15, 2009 by: (i) each director; (ii) each of the executive officers named in the summary compensation table on page 21 of this Amendment No. 1; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of the Company's common stock.

	Beneficial Ownership(1)
Beneficial Owner(2)	Number of Shares	Percent of Total
Warburg Pincus Private Equity VIII, L.P.(3) 466 Lexington Avenue New York, New York 10017	26,124,430	29.2%
Entities affiliated with Felix J. Baker and Julian C. Baker(4) 667 Madison Avenue New York, New York 10021	8,064,252	9.0
Entities affiliated with Samuel D. Isaly(5) 767 Third Avenue, 30th Floor New York, New York 10017	7,518,800	8.4
Stephen J. Hoffman, Ph.D., M.D.(6)	973,241	1.1
Paul L. Berns(7)	994,606	1.1
Bruce K. Bennett, Jr.(8)	33,554	*
Pablo J. Cagnoni, M.D.(9)	272,072	*
James V. Caruso(10)	386,245	*
Michael D. Casey(11)	100,000	*
David C. Clark(12)	76,493	*
Marc H. Graboyes(13)	186,768	*
Stewart Hen(3)(14)	26,184,430	29.3
Jeffrey R. Latts, M.D.(15)	16,666	*
Jonathan S. Leff(3)(16)	26,184,430	29.3
Timothy P. Lynch(17)	65,000	*
David M. Stout	—	*
All executive officers and directors as a group (13 persons)(18)	29,349,075	32.0%

*
Less than one percent.

(1)
This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 89,360,666 shares outstanding on April 15, 2009, adjusted as required by rules promulgated by the SEC.

(2)
The address for each director, nominee and executive officer is c/o Allos Therapeutics, Inc., 11080 CirclePoint Road, Suite 200, Westminster, Colorado 80020.

(3)
Stewart Hen and Jonathan S. Leff, directors of the Company, are partners of Warburg Pincus & Co. ("WP"), which is the sole managing member of Warburg Pincus Partners LLC ("WP Partners"), which is the sole general partner of Warburg Pincus Private Equity VIII, L.P. ("WP VIII"). Messrs Hen and Leff are also managing directors and members of Warburg Pincus LLC ("WP LLC"), which manages WP VIII. WP, WP Partners, WP VIII and WP LLC are collectively referred to as the "Warburg Pincus Entities." Messrs. Hen and Leff, along with Charles R. Kaye and Joseph P. Landy, who are managing general partners of WP and managing members and co-presidents of WP LLC, may be deemed to indirectly beneficially own the shares held by WP VIII because of their affiliation with the Warburg Pincus Entities. Messrs. Hen, Leff, Kaye and Landy disclaim beneficial ownership of the shares held by the Warburg Pincus Entities except to the extent of their pecuniary interests therein. None of WP, WP VIII and WP LLC has sole voting power or sole dispositive power over any of the listed shares.

(4)
Based solely upon a Schedule 13G filed with the SEC on February 17, 2009. Includes: 1,629 shares owned by Baker Bros. Investments II, L.P.; 2,022,293 shares owned by Baker Biotech Fund I, L.P.; 5,771,961 shares owned by Baker Brothers Life Sciences, L.P.; 190,917 shares owned by 14159, L.P.; 72,035 shares owned by Baker/Tisch Investments, L.P.; and 5,417 shares owned by FBB Associates. By virtue of their ownership of entities that have the power to control the investment decisions of the limited partnerships listed above, Felix J. Baker and Julian C. Baker may each be deemed to be beneficial owners of shares owned by such entities and may be deemed to have shared power to vote or direct the vote of and shared power to dispose or direct the disposition of such securities.

(5)
Includes 3,643,900 shares held by OrbiMed Advisors LLC and 3,874,900 shares held by OrbiMed Capital LLC. None of Samuel D. Isaly, OrbiMed Advisors LLC and OrbiMed Capital LLC has sole voting power or sole dispositive power over the shares.

(6)
Includes 800 shares held as custodian for Dr. Hoffman's children and 497,571 shares issuable upon exercise of options exercisable within 60 days of April 15, 2009.

(7)
Includes 75,000 shares of restricted stock, which vest on March 9, 2010, subject to Mr. Berns' continued employment with the Company through such vesting date, and 809,366 shares issuable upon exercise of options exercisable within 60 days of April 15, 2009.

(8)
Includes 33,333 shares issuable upon exercise of options exercisable within 60 days of April 15, 2009.

(9)
Includes 37,500 shares of restricted stock, which vest in equal annual installments on each of March 19, 2010 and 2011, subject to Dr. Cagnoni's continued employment with the Company through such vesting dates, and 209,372 shares issuable upon exercise of options exercisable within 60 days of April 15, 2009.

(10)
Includes 55,000 shares of restricted stock, which vest in equal annual installments on each of June 5, 2009, and 2010, subject to Mr. Caruso's continued employment with the Company through such vesting dates, and 293,745 shares issuable upon exercise of options exercisable within 60 days of April 15, 2009.

(11)
Includes 100,000 shares issuable upon exercise of options exercisable within 60 days of April 15, 2009.

(12)
Includes 75,236 shares issuable upon exercise of options exercisable within 60 days of April 15, 2009.

(13)
Includes 181,768 shares issuable upon exercise of options exercisable within 60 days of April 15, 2009.

(14)
Includes 26,124,430 shares held by WP VIII and 60,000 shares issuable upon exercise of options held by Mr. Hen exercisable within 60 days of April 15, 2009. Mr. Hen may be deemed to be the indirect beneficial owner of the shares held by WP VIII because of his affiliation with the Warburg Pincus Entities. Mr. Hen disclaims beneficial ownership of the shares held by the Warburg Pincus Entities except to the extent of his pecuniary interests therein.

(15)
Includes 16,666 shares issuable upon exercise of options exercisable within 60 days of April 15, 2009.

(16)
Includes 26,124,430 shares held by WP VIII and 60,000 shares issuable upon exercise of options held by Mr. Leff exercisable within 60 days of April 15, 2009. Mr. Leff may be deemed to be the indirect beneficial owner of the shares held by WP VIII because of his affiliation with the Warburg Pincus Entities. Mr. Leff disclaims beneficial ownership of the shares held by the Warburg Pincus Entities except to the extent of his pecuniary interests therein.

(17)
Includes 65,000 shares issuable upon exercise of options exercisable within 60 days of April 15, 2009.

(18)
Includes 167,500 shares of restricted stock and 2,402,057 shares issuable upon exercise of options held by all executive officers and directors as a group exercisable within 60 days of April 15, 2009. See footnotes (6) through (17).

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Person Transactions Policy and Procedures

        Related-person transactions have the potential to create actual or perceived conflicts of interest between the Company and its directors and executive officers or their immediate family members. Under its charter, the Audit Committee is charged with the responsibility of reviewing and approving all related-person transactions as required by Nasdaq rules. To assist in identifying such transactions for fiscal year 2008, the Company distributed questionnaires to directors, officers and beneficial owners of more than 5% of any class of the Company's common stock.

        Current SEC rules define a related-person transaction to include any transaction, arrangement or relationship in which the Company is a participant and in which any of the following persons has or will have a direct or indirect interest:

  •
  an executive officer, director or director nominee of the Company;

  •
  any person who is known to be the beneficial owner of more than 5% of the Company's common stock;

  •
  any person who is an immediate family member (as defined under Item 404 of Regulation S-K) of an executive officer, director or director nominee or beneficial owner of more than 5% of the Company's common stock; or

  •
  any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person, together with any of the foregoing persons, has a 5% or greater beneficial ownership interest.

        Although the Company does not have a formal policy in regards to related-person transactions, the Audit Committee may consider the following factors when deciding whether to approve a related-person transaction:

  •
  the nature of the related person's interest in the transaction;

  •
  the material terms of the transaction, including, without limitation, the amount and type of the transaction;

  •
  the importance of the transaction to the related person;

  •
  whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company; and

  •
  any other matters deemed appropriate.

Certain Related-Person Transactions

  Severance Arrangements

        The Company has established a Severance Benefit Plan to provide for the payment of severance benefits to all full-time employees, including executive officers, who do not otherwise have separate employment agreements with the Company and whose employment is involuntarily terminated due to a change-in-control event. The Severance Benefit Plan is described above in the section entitled "Employment, Severance and Change-in-Control Agreements."

  Indemnity Agreements

        The Company has entered into indemnity agreements with its directors and certain of its executive officers, which provide, among other things, that the Company will indemnify such director or executive officer, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company's Bylaws.

Independence of The Board of Directors

        As required under Nasdaq listing rules, a majority of the members of a listed company's board of directors must qualify as "independent," as affirmatively determined by the board of directors. The Company's Board of Directors consults with legal counsel to ensure that the Board's determinations are consistent with relevant securities and other laws and regulations regarding the definition of "independent," including those set forth in the Nasdaq listing rules, as in effect from time to time.

        Consistent with these considerations, after review of all relevant transactions or relationships between each director and director nominee, or any of their respective family members, and the Company, its senior management and its independent registered public accountants, the Board has affirmatively determined that the following directors are "independent" within the meaning of the applicable Nasdaq listing rules: Mr. Casey, Mr. Hen, Dr. Hoffman, Dr. Latts, Mr. Leff, Mr. Lynch and Mr. Stout. The Board also determined that William R. Ringo, who resigned as a director of the Company effective June 24, 2008, the date of the Company's 2008 Annual Meeting of Stockholders, was independent within the meaning of the applicable Nasdaq listing rules while serving as a member of the Board. In making these determinations, the Board found that none of the these directors or nominees for director had a material or other disqualifying relationship with the Company. In determining the independence of Messrs. Hen and Leff, the Board took into account that each of Messrs. Hen and Leff are Managing Directors of Warburg Pincus LLC, an affiliate of Warburg. In determining the independence of Dr. Latts, the Board took into account that Dr. Latts provided consulting services to Warburg Pincus LLC during the fiscal year ended December 31, 2008. In determining the independence of Mr. Ringo, the Board took into account that Mr. Ringo formerly served as CEO-in-residence of Warburg Pincus LLC. In determining the independence of Dr. Hoffman, the Board took into account that Dr. Hoffman served as President and Chief Executive Officer of the Company from July 1994 to December 2001. The Board did not believe that any of the foregoing relationships would interfere with the exercise of independent judgment by Messrs. Hen, Leff or Ringo or Drs. Latts or Hoffman in carrying out their responsibilities as directors of the Company. Mr. Berns, the Company's current President and Chief Executive Officer, is not an independent director.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table sets forth the aggregate fees billed to the Company by PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, for services performed for each of the fiscal years ending December 31, 2008 and December 31, 2007.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2008	$369,765	$—	$—	$—
2007	$463,965	$—	$9,700	$—

        In the above table, in accordance with the SEC's definitions and rules, "Audit Fees" are fees the Company paid PricewaterhouseCoopers LLP for professional services for the audit of the Company's financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, audits of the effectiveness of internal control over financial reporting, and for services that are normally provided by an accountant in connection with statutory and regulatory filings; and "Tax Fees" are fees for tax advice.

        All fees described above were pre-approved by the Audit Committee.

Pre-Approval Policies and Procedures

        The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company's independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee's approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee's members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOS THERAPEUTICS, INC.
Date: April 30, 2009	By:	/s/ PAUL L. BERNS Paul L. Berns President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the report has been signed by the following persons on behalf of the registrant on April 30, 2009, and in the capacities indicated:

Name		Title

* Stephen J. Hoffman		Chairman of Board of Directors and Director
/s/ PAUL L. BERNS Paul L. Berns		President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ DAVID C. CLARK David C. Clark		Vice President, Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)
* Michael D. Casey		Director
* Stewart Hen		Director
* Jeffrey R. Latts		Director
* Jonathan S. Leff		Director
* Timothy P. Lynch		Director
David M. Stout		Director
*By:	/s/ PAUL L. BERNS Paul L. Berns, Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
31.01	Rule 13a-14(a)/15d-14(a) Certification.
31.02	Rule 13a-14(a)/15d-14(a) Certification.