Form 10-Q
period 2009-03-31
ALLOS THERAPEUTICS INC
filed 2009-05-05
CIK 1097264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2009.

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

As of May 1, 2009, there were 89,360,666 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ALLOS THERAPEUTICS, INC.

FORM 10-Q

PART I. Financial Information		3
ITEM 1.	Financial Statements (unaudited)	3
	Balance Sheets — as of March 31, 2009 and December 31, 2008	3
	Statements of Operations — for the three months ended March 31, 2009 and 2008 and the cumulative period from September 1, 1992 (date of inception) through March 31, 2009	4
	Statements of Cash Flows — for the three months ended March 31, 2009 and 2008 and the cumulative period from September 1, 1992 (date of inception) through March 31, 2009	5
	Notes to Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20
ITEM 4.	Controls and Procedures	21
PART II. Other Information		21
ITEM 1.	Legal Proceedings	21
ITEM 1A.	Risk Factors	22
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
ITEM 3.	Defaults Upon Senior Securities	37
ITEM 4.	Submission of Matters to a Vote of Security Holders	37
ITEM 5.	Other Information	37
ITEM 6.	Exhibits	37
SIGNATURES		38

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$47,032,269	$30,458,424
Restricted cash	237,632	237,632
Investments in marketable securities	25,158,223	53,468,942
Prepaid research and development expenses	726,977	919,384
Prepaid expenses and other assets	1,448,966	2,772,235
Total current assets	74,604,067	87,856,617
Property and equipment, net	1,421,574	1,307,084
Investments in marketable securities	348,327	38,480
Other assets	115,200	137,423
Total assets	$76,489,168	$89,339,604
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,999,338	$280,526
Accrued liabilities	6,607,329	9,594,712
Total current liabilities	8,606,667	9,875,238
Commitments and contingencies (See Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2009 and December 31, 2008; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,000,000 shares designated from authorized preferred stock at March 31, 2009 and December 31, 2008; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at March 31, 2009 and December 31, 2008; 81,610,666 and 81,238,812 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	81,611	81,239
Additional paid-in capital	382,610,202	379,042,015
Deficit accumulated during the development stage	(314,809,312)	(299,658,888)
Total stockholders’ equity	67,882,501	79,464,366
Total liabilities and stockholders’ equity	$76,489,168	$89,339,604

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Cumulative Period from September 1, 1992 (date of inception) through March 31,
	2009	2008	2009

Operating expenses:
Research and development	$5,705,102	$5,973,612	$154,853,026
Clinical manufacturing	2,655,272	1,586,558	44,014,524
Marketing, general and administrative	6,962,650	5,011,364	132,836,619
Restructuring and separation costs	—	—	1,663,821
Total operating expenses	15,323,024	12,571,534	333,367,990
Loss from operations	(15,323,024)	(12,571,534)	(333,367,990)
Gain on settlement claims	—	—	5,110,083
Interest and other income, net	172,600	564,935	23,685,059
Net loss	(15,150,424)	(12,006,599)	(304,572,848)
Dividend related to beneficial conversion feature of preferred stock	—	—	(10,236,464)
Net loss attributable to common stockholders	$(15,150,424)	$(12,006,599)	$(314,809,312)
Net loss per share: basic and diluted	$(0.19)	$(0.18)
Weighted average shares outstanding: basic and diluted	81,096,293	67,266,819

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,		Cumulative Period from September 1, 1992 (date of inception) through
	2009	2008	March 31, 2009
Cash Flows From Operating Activities:
Net loss	$(15,150,424)	$(12,006,599)	$(304,572,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,787	103,336	3,933,832
Stock-based compensation expense	2,378,155	2,114,511	42,680,323
Write-off of long-term investment	—	—	1,000,000
Realized loss on sale of marketable securities	157,141	—	708,839
Other	—	—	117,809
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,537,899	(339,110)	(2,281,143)
Interest receivable on investments	363,343	105,879	(469,817)
Accounts payable	1,718,812	466,261	1,999,338
Accrued liabilities	(2,987,383)	224,674	6,607,329
Net cash used in operating activities	(11,889,670)	(9,331,048)	(250,276,338)
Cash Flows From Investing Activities:
Acquisition of property and equipment	(207,278)	(86,524)	(5,120,089)
Pledge of restricted cash	—	—	(237,632)
Purchases of marketable securities	(133,412)	(27,050,872)	(609,729,669)
Proceeds from maturities of marketable securities	23,720,000	31,200,000	573,342,797
Proceeds from sales of marketable securities	3,893,800	—	10,641,300
Purchase of long-term investment	—	—	(1,000,000)
Payments received on notes receivable	—	—	49,687
Net cash provided by (used in) investing activities	27,273,110	4,062,604	(32,053,606)
Cash Flows From Financing Activities:
Principal payments under capital leases	—	—	(422,088)
Proceeds from sales leaseback	—	—	120,492
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	89,125,640
Proceeds from issuance of common stock associated with stock options, stock warrants and employee stock purchase plan	1,190,405	2,281,097	16,201,222
Proceeds from issuance of common stock, net of issuance costs	—	—	224,336,947
Net cash provided by financing activities	1,190,405	2,281,097	329,362,213
Net increase (decrease) in cash and cash equivalents	16,573,845	(2,987,347)	47,032,269
Cash and cash equivalents, beginning of period	30,458,424	15,919,664	—
Cash and cash equivalents, end of period	$47,032,269	$12,932,317	$47,032,269
Supplemental Schedule of Cash and Non-cash Operating and Financing Activities:
Cash paid for interest	$—	$—	$1,033,375
Issuance of stock in exchange for license agreement	—	—	40,000
Capital lease obligations incurred for acquisition of property and equipment	—	—	422,088
Issuance of stock in exchange for notes receivable	—	—	139,687
Conversion of preferred stock to common stock	—	—	89,125,640

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.                 Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, for a broader discussion of our business and the opportunities and risks inherent in such business.

Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations.  Our activities have consisted primarily of developing product candidates, raising capital and recruiting personnel.  Accordingly, we are considered to be in the development stage as of March 31, 2009, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

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

As of March 31, 2009, we had $72.5 million in cash, cash equivalents and investments in marketable securities.  Based upon the current status of our product development plans, we believe that our cash, cash equivalents, and investments in marketable securities as of March 31, 2009, together with the net proceeds of $46.8 million from the April 2009 Financing discussed in Note 8, Subsequent Event, should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.

We anticipate continuing our current development programs and/or beginning other long-term development projects involving pralatrexate. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful.  In addition, we submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for pralatrexate for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL, in March of 2009.  We expect to incur significant costs relating to the potential commercialization of pralatrexate, including pre-commercial scale up of manufacturing and development of sales and marketing capabilities.  Therefore, we will need to raise additional capital to support our future operations.  Our actual capital requirements will depend on many factors, including:

•       the timing and outcome of our NDA for pralatrexate for the treatment of patients with relapsed or refractory PTCL;

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

2.                 Prepaid Expenses and Other Assets

Prepaid expenses and other assets are comprised of the following:

	March 31, 2009	December 31, 2008
Prepaid expenses and other assets	$1,448,966	$772,235
Receivable and cash in escrow related to pending litigation settlement (see Note 6)	—	2,000,000
	$1,448,966	$2,772,235

3.                 Accrued Liabilities

Accrued liabilities are comprised of the following:

	March 31, 2009	December 31, 2008
Accrued personnel costs	$1,952,953	$2,816,404
Accrued clinical manufacturing expenses	1,952,748	1,153,028
Accrued research and development expenses	1,353,902	2,272,219
Accrued litigation settlement costs (see Note 6)	—	2,000,000
Accrued expenses—other	1,347,726	1,353,061
	$6,607,329	$9,594,712

4.                 Stock-Based Compensation

In accordance with the modified prospective transition method of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), stock-based compensation expense for the three months ended March 31, 2009 and 2008 has been recognized in the accompanying Statements of Operations as follows:

	Three Months Ended March 31,
	2009	2008
Research and development	$864,414	$675,787
Clinical manufacturing	108,298	103,230
Marketing, general and administrative	1,405,443	1,335,494
Total stock-based compensation expense	$2,378,155	$2,114,511

We did not recognize a related tax benefit during the three months ended March 31, 2009 and 2008, as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of March 31, 2009.  SFAS 123R did not impact our net cash flows from operating, investing or financing activities for the three months ended March 31, 2009 and 2008.  No stock-based compensation expense was capitalized on our Balance Sheet as of March 31, 2009 and December 31, 2008.

The following table summarizes activity and related information for stock option awards granted under our equity incentive plans:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	7,236,512	$5.14	3,122,681	$4.15
Granted	1,620,072	6.52
Exercised	(371,854)	3.20
Canceled	—	—
Outstanding at March 31, 2009	8,484,730	$5.49	3,371,232	$4.53

During the three months ended March 31, 2009, we granted 1,620,072 stock options with a weighted-average grant-date fair value of $3.97 per share.  During the three months ended March 31, 2009 and 2008, we recorded stock-based compensation related to our stock option plans of $2,224,730 and $1,946,600, respectively.  As of March 31, 2009, the unrecorded stock-based compensation balance related to stock option awards was $10,911,125 and will be recognized over an estimated weighted-average amortization period of 1.5 years.

The following table summarizes information about outstanding stock options that are fully vested and currently exercisable, and outstanding stock options that are expected to vest in the future:

	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value
As of March 31, 2009:
Options fully vested and exercisable	3,371,232	6.6	$4.53	$6,311,144
Options expected to vest, including effects of expected forfeitures	4,394,705	9.0	$6.10	1,971,836
Options fully vested and expected to vest	7,765,937	7.9	$5.42	$8,282,980

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our closing stock price of $6.18 as of March 31, 2009, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.  The total number of in-the-money options exercisable as of March 31, 2009 was 2,762,110.

The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $1,544,156 and $728,260, respectively, determined as of the date of option exercise.  We settle employee stock option exercises with newly issued common shares.  No tax benefits were realized by us in connection with these exercises during the three months ended March 31, 2009 and 2008 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of March 31, 2009.

The following table summarizes activity and related information for restricted stock, or RS, awards granted under our equity incentive plans:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested RS at December 31, 2008	293,750	$4.07
Granted	—	—
Vested	(101,250)	3.90
Nonvested RS at March 31, 2009	192,500	$4.16

The shares of restricted stock vest in four equal annual installments from the date of grant.  During the three months ended March 31, 2009 and 2008, we recorded stock-based compensation related to restricted stock awards of $85,313 and $147,499, respectively.  As of March 31, 2009, the unrecorded stock-based compensation balance related to restricted stock awards was $247,779 and will be recognized over an estimated weighted-average amortization period of 1.3 years.

The following table summarizes activity and related information for restricted stock unit, or RSU, awards granted under our equity incentive plans:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested RSU at December 31, 2008	—	$—
Granted	151,941	6.40
Vested	—	—
Nonvested RSU at March 31, 2009	151,941	$6.40

The shares of restricted stock unit awards vest in four equal annual installments from the date of grant.  During the three months ended March 31, 2009 and 2008, we recorded stock-based compensation related to restricted stock unit awards of $47,232 and $0, respectively.  As of March 31, 2009, the unrecorded stock-based compensation balance related to restricted stock unit awards was $849,363 and will be recognized over an estimated weighted-average amortization period of 1.7 years.

5.                 Net Loss Per Share

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Under the provisions of SFAS 128, basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by giving effect to all dilutive potential common stock outstanding during the period, including stock options, restricted stock, restricted stock unit awards and shares to be issued under our employee stock purchase plan.

Diluted net loss per share is the same as basic net loss per share for all periods presented because any potential dilutive common shares were anti-dilutive due to our net loss (as including such shares would decrease our basic net loss per share). Potential dilutive common shares that would have been included in the calculation of diluted earnings per share if we had net income are as follows:

	Three Months Ended March 31,
	2009	2008
Common stock options	1,963,239	1,953,517
Restricted stock	264,877	384,478
Restricted stock units	62,465	—
	2,290,581	2,337,995

6.                 Commitments and Contingencies

Royalty and License Fee Commitments for pralatrexate

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to pralatrexate and its uses. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and are also required to make certain additional cash payments based upon the achievement of certain clinical development or regulatory milestones or the passage of certain time periods. To date, we have made aggregate milestone payments of $2.5 million based on the passage of time. In the future, we could make an aggregate milestone payment of $500,000 upon the earlier of achievement of a clinical development milestone or the passage of certain time periods, or the Clinical Milestone, and up to $10.3 million upon achievement of certain regulatory milestones, or the Regulatory Milestones, including regulatory approval to market pralatrexate in the United States or Europe. The last scheduled payment towards the Clinical Milestone of $500,000 is currently due on December 23, 2009. We submitted an NDA for pralatrexate for the treatment of patients with relapsed or refractory PTCL in March 2009.  We have requested a priority review of the application, which, if granted, would give the FDA six months from receipt of the submission to take action on the application.  If the FDA accepts our NDA for review and if we obtain FDA approval to market pralatrexate, we will be obligated to make payments of $1,500,000 and $5,300,000, respectively, which represent a portion of the Regulatory Milestones. The up-front license fee and all milestone payments under the agreement have been or will be recorded to research and development expense when incurred. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.

Contingencies

We were named as a defendant in a purported securities class action lawsuit filed in May 2004 seeking unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN during the period from May 29, 2003 to April 29, 2004 and subsequent declines in our stock price. In an opinion dated October 20, 2005, the U.S. District Court for the District of Colorado concluded that the plaintiffs’ complaint failed to meet the legal requirements applicable to its alleged claims and dismissed the lawsuit. On November 20, 2005, the plaintiffs appealed the District Court’s decision to the U.S. Court of Appeals for the Tenth Circuit. On February 6, 2008, the parties signed a stipulation of settlement, settling the case for $2,000,000. The settlement was subject to various conditions, including without limitation approval of the District Court.  On January 29, 2009, the District Court issued its Order and Final Judgment approving the settlement, including the releases of the defendants for which the settlement provided.  Neither we nor our former officer, who was also named as a defendant, admitted any liability in connection with the settlement.  The amount of the settlement in excess of our deductible was covered by our insurance carrier.  The period to appeal the District Court’s approval of the settlement lapsed during the three months ended March 31, 2009 without any further appeals being filed and the settlement is final. As of March 31, 2009, we have been released of our obligation related to this lawsuit and have no accrual remaining related to the settlement.

7.                 Recent Accounting Pronouncements

In November 2007, the Emerging Issues Task Force, or EITF, issued a consensus, EITF 07-1, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property, which is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 is to be applied retrospectively for collaboration arrangements in fiscal years beginning after December 15, 2008 and we adopted it January 1, 2009.  We currently do not have any such arrangements.

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141(R), Business Combinations. This Statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and we adopted it January 1, 2009. We have not entered into any business combinations and will apply it to any business combinations in the future.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008 and we adopted it January 1, 2009. We currently do not have any subsidiaries.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS No. 161 also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for under SFAS No. 133. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods beginning after that date and we adopted it January 1, 2009. We currently do not have any derivative instruments.

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

In June 2008, the FASB issued FASB Staff Position, or FSP, EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, or FSP EITF 03-6-1, to address whether instruments granted in share-based payment transactions are participating securities prior to their vesting and therefore need to be included in the earnings per share calculation under the two-class method described in SFAS No. 128, Earnings per Share. This FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as participating securities and thus, include them in calculations of basic earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and we adopted it January 1, 2009.  There was no impact to our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We are currently evaluating the disclosure requirements, but do not anticipate that the adoption will materially impact our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. Generally Accepted Accounting Principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We are currently evaluating the potential impact, but do not anticipate that the adoption of this FSP will materially impact our financial statements.

8.                 Subsequent Event

On April 3, 2009, we completed an underwritten public offering of 7,750,000 shares of our common stock at the public offering price of $6.30 per share (the April 2009 Financing). We received net proceeds from the offering of approximately $46.8 million, after deducting underwriting commissions and estimated offering expenses.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements regarding our New Drug Application for pralatrexate as a treatment for patients with relapsed or refractory peripheral T-cell lymphoma; our intent to present final results from the PROPEL trial at an upcoming scientific meeting; our projected timeline for completing enrollment in our Phase 2b trial comparing pralatrexate and erlotinib in patients with advanced non-small cell lung cancer; our projected net cash use in operating activities for fiscal year 2009; other statements regarding our future product development and regulatory strategies, including our intent to develop or seek regulatory approval for our product candidates in specific indications; the ability of our third-party manufacturing parties to support our requirements for drug supply; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements that are other than statements of historical fact. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our, or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed in Part II, Item 1A of this report under the caption “Risk Factors.” All forward-looking statements included in this report are based on information available to us as of the date hereof and we undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances. Forward-looking statements not specifically described above also may be found in these and other sections of this report.

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

Pralatrexate

Pralatrexate is a targeted antifolate designed to accumulate preferentially in cancer cells. Based on preclinical studies, we believe that pralatrexate selectively enters cells expressing RFC-1, a protein that is over expressed on certain cancer cells compared to normal cells. Once inside cancer cells, pralatrexate is efficiently polyglutamylated, which leads to high intracellular drug retention. Polyglutamylated pralatrexate essentially becomes “trapped” inside cancer cells, making it less susceptible to efflux-based drug resistance. Acting on the folate pathway, pralatrexate interferes with DNA synthesis and triggers cancer cell death. We believe pralatrexate has the potential to be delivered as a single agent or in combination therapy regimens.

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

Based on the results of this trial, we submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for pralatrexate for the treatment of patients with relapsed or refractory PTCL in March 2009.  We have requested a priority review of the application, which, if granted, would give the FDA six months from receipt of the submission to take action on the application.  If it is approved for marketing, we intend to commercialize pralatrexate by building an oncology focused U.S. sales and marketing organization that may be complemented by co-promotion arrangements with pharmaceutical or biotechnology partners, where appropriate.  We intend to enter into co-promotion or out-licensing arrangements with other pharmaceutical or biotechnology partners, where necessary to reach foreign market segments that are not reachable by a U.S.-based sales force or when deemed strategically and economically advisable.  We currently retain exclusive worldwide commercial rights to pralatrexate for all indications.

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

In addition to the PROPEL trial, we are committed to evaluating pralatrexate for oncology use as a single agent and in combination with other therapies.  We currently have seven ongoing clinical trials involving pralatrexate, including the PROPEL trial, and plan to initiate additional trials to evaluate pralatrexate’s potential clinical utility in other hematologic malignancies and solid tumor indications.  The following clinical trials involving pralatrexate are currently open for enrollment:

•             a Phase 2b, randomized, multi-center study comparing pralatrexate and Tarceva (erlotinib), both with vitamin B12 and folic acid supplementation, in patients with Stage IIIB/IV non-small cell lung cancer, or NSCLC, who are, or have been, cigarette smokers who have failed treatment with at least one prior platinum-based chemotherapy regimen.  We initiated patient enrollment in this study in January 2008. The study will seek to enroll a minimum of 160 patients in up to 50 investigative sites worldwide. Based on current enrollment rates, we expect to complete patient enrollment in this study in the third quarter of 2009.

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

•             a Phase 1/2a, open-label, multi-center study of pralatrexate and gemcitabine with vitamin B12 and folic acid supplementation in patients with relapsed or refractory non-Hodgkin’s lymphoma, or NHL, and Hodgkin’s disease.  We initiated patient enrollment in this study in May 2007.  We plan to enroll up to 54 evaluable patients in the Phase 1 portion of the study and up to 45 additional patients in the expanded Phase 2a portion of the study.

•             a Phase 1, open-label, multi-center study of pralatrexate with vitamin B12 and folic acid supplementation in patients with relapsed or refractory cutaneous T-cell lymphoma.  We initiated patient enrollment in this study in August 2007.  We plan to enroll up to 56 evaluable patients in the study with the objective of determining the optimal dose and safety profile, including at least 20 patients at what we believe to be the optimal dose and schedule.

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

The FDA has awarded orphan drug status to pralatrexate for the treatment of patients with T-cell lymphoma, follicular lymphoma and diffuse large B-cell lymphoma. Under the U.S. Orphan Drug Act, if we are the first company to receive FDA approval for pralatrexate for the designated orphan drug indication, we will obtain seven years of marketing exclusivity during which the FDA may not approve another company’s application for pralatrexate for the same orphan indication. Orphan drug exclusivity would not prevent FDA approval of a different drug for the orphan indication or the same drug for a different indication. The FDA has also awarded fast track designation to pralatrexate for the treatment of patients with T-cell lymphoma. The FDA’s fast track program is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.

The European Medicines Agency, or EMEA, has granted Orphan Medicinal Product Designation to pralatrexate for the treatment of PTCL and non-papillary TCC of the urinary bladder. The EMEA Orphan Medicinal Product Designation is intended to promote the development of drugs that may provide significant benefit to patients suffering from rare diseases identified as life-threatening or very serious. Under EMEA guidelines, Orphan Medicinal Product Designation provides ten years of potential market exclusivity once the product candidate is approved for marketing for the designated indication in the European Union.

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute. Under the agreement, as amended, we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to pralatrexate and its uses. The portfolio currently consists of two issued patents in the United States, two allowed patent applications in Europe, and pending patent applications in the United States, Canada, Europe, Australia, Japan, China, Brazil, Indonesia, South Korea, Mexico, Norway, New Zealand, the Philippines, Singapore, and South Africa.

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

In November 2007, we initiated patient enrollment in a Phase 1, open-label, multi-center dose escalation study of RH1 in patients with advanced solid tumors or NHL.  We have closed this study and are in the process of determining our future development plans, if any, for RH1.

Results of Operations

We are a development stage company. Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations. We have incurred these losses principally from costs incurred in our research and development programs, clinical manufacturing and from our marketing, general and administrative expenses. Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of pralatrexate, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market pralatrexate. The timing and costs to complete the successful development of pralatrexate  is highly uncertain, and therefore difficult to estimate. The lengthy process of seeking regulatory approvals for pralatrexate, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources. Clinical development timelines, likelihood of success and total costs vary widely and are impacted by a variety of risks and uncertainties, including those discussed in the “Risk Factors” section of Part II, Item 1A below. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of pralatrexate or the ultimate costs of such efforts. Due to these same factors, we cannot be certain when, or if, we will generate any revenue or net cash inflow from pralatrexate.

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

We anticipate continuing our current development programs and/or beginning other long-term development projects involving pralatrexate. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful.  In addition, we submitted an NDA for pralatrexate for the treatment of patients with relapsed or refractory PTCL in March 2009.  We have requested a priority review of the application, which, if granted, would give the FDA six months from receipt of the submission to take action on the application.  We expect to incur significant costs relating to the potential commercialization of pralatrexate, including pre-commercial scale up of manufacturing and development of sales and marketing capabilities.  Therefore, we will need to raise additional capital to support our future operations, including the potential commercialization of pralatrexate if approved for marketing.  Our actual capital requirements will depend on many factors, including those discussed under the “Liquidity and Capital Resources” section below.

Comparison of three months ended March 31, 2009 and 2008

	Three Months Ended March 31,
	2009	2008

Operating expenses:
Research and development	$5,705,102	$5,973,612
Clinical manufacturing	2,655,272	1,586,558
Marketing, general and administrative	6,962,650	5,011,364

Total operating expenses	$15,323,024	$12,571,534

Research and Development.  Research and development expenses include the costs of certain personnel, basic research, preclinical studies, clinical trials, regulatory affairs, biostatistical data analysis and licensing fees for our product candidates.  Research and development expenses for the three months ended March 31, 2009 and 2008 were $5.7 million and $6.0 million, respectively.  The $269,000 decrease in research and development expenses in the three months ended March 31, 2009 as compared to the same period in 2008 was primarily due to a $663,000 decrease in clinical trial costs involving pralatrexate, including decreased costs for PROPEL which completed patient enrollment in April 2008.  This decrease was partially offset by a $525,000 increase related to key personnel changes, mainly attributable to additional headcount and increases in compensation costs year over year.

For the remainder of 2009, we expect our average quarterly research and development expenses to increase relative to the amount recorded for the three months ended March 31, 2009 due to the following:

•          potential increases in licensing costs for pralatrexate, as $1.5 million of regulatory milestone payments under the license agreement for pralatrexate will become due if the FDA accepts our NDA for review in 2009 and $5.3 million of regulatory milestone payments under the license agreement for pralatrexate will become due if the FDA approves pralatrexate for marketing in the United States in 2009;

•          an increase in personnel costs primarily resulting from additional headcount; and

•          an increase in non-cash stock-based compensation expense related to grants for new employees and a full quarter of expense related to our annual grants to existing employees that occurred at the end of February 2009.

Clinical Manufacturing. Clinical manufacturing expenses include the costs of certain personnel, third-party manufacturing costs for development of drug materials for use in clinical trials and preclinical studies, and costs associated with pre-commercial scale-up of manufacturing to support anticipated regulatory and potential commercial requirements.  Clinical manufacturing expenses for the three months ended March 31, 2009 and 2008 were $2.7 million and $1.6 million, respectively.  The $1.1 million increase in clinical manufacturing expenses in the three months ended March 31, 2009 as compared to the same period in 2008 was primarily due to the following:

•                  an $829,000 increase in third-party manufacturing costs for clinical trial material and pre-commercial scale-up activities for pralatrexate; and

•                  a $392,000 increase in consulting expenses, primarily related to preparations for submission of the NDA to the FDA for pralatrexate for the treatment of patients with relapsed or refractory PTCL in March 2009.

For the remainder of 2009, we expect our average quarterly clinical manufacturing expenses to increase relative to the amount recorded for the three months ended March 31, 2009 due to the following:

•                  an increase in third-party manufacturing costs for pralatrexate to support ongoing and planned clinical trials and pre-commercial scale-up;

•                  an increase in personnel costs primarily resulting from additional headcount; and

•                  an increase in non-cash stock-based compensation expense related to grants for new employees and a full quarter of expense related to our annual grants to existing employees which occurred at the end of February 2009.

Marketing, General and Administrative.  Marketing, general and administrative expenses include costs for pre-marketing activities, corporate development, executive administration, corporate offices and related infrastructure.  Marketing, general and administrative expenses for the three months ended March 31, 2009 and 2008 were $7.0 million and $5.0 million, respectively.  The $2.0 million increase in marketing, general and administrative expenses in the three months ended March 31, 2009 as compared to the same period in 2008 was primarily due to the following:

•                  a $1.1 million increase related to pre-commercial planning activities for pralatrexate; and

•                  a $413,000 increase related to key personnel changes and related travel costs, mainly attributable to additional headcount and increases in compensation costs year over year.

For the remainder of 2009, we expect our average quarterly marketing, general and administrative expenses to increase relative to the amount recorded for the three months ended March 31, 2009 due to the following:

•                  an increase in non-cash stock-based compensation expense related to grants for new employees and a full quarter of expense related to our annual equity grants to existing employees that occurred at the end of February 2009;

•                  an increase in costs relating to pre-commercial planning activities for pralatrexate; and

•                  an increase in personnel costs, primarily resulting from additional headcount related to preparation for the potential commercial launch of pralatrexate, if it is approved for marketing.

Stock-based Compensation Expense.  Stock-based compensation expense for the three months ended March 31, 2009 and 2008 has been recognized in our Statements of Operations as follows:

	Three Months Ended March 31,
	2009	2008
Research and development	$864,414	$675,787
Clinical manufacturing	108,298	103,230
Marketing, general and administrative	1,405,443	1,335,494
Total stock-based compensation expense	$2,378,155	$2,114,511

Of the $2.4 million of stock-based compensation recognized in the three months ended March 31, 2009, $2.2 million was related to our stock option plans, $133,000 related to restricted stock and restricted stock units and $21,000 related to our employee stock purchase plan.  Of the $2.1 million of stock-based compensation recognized in the three months ended March 31, 2008, $1.9 million was related to our stock option plans, $147,000 related to restricted stock and $20,000 related to our employee stock purchase plan.  The $264,000 increase in stock-based compensation expense in the three months ended March 31, 2009 as compared to the same period in 2008 was primarily due to the increase in the number of options granted resulting from grants for new employees and our annual grants to existing employees that occurred in February 2009.

As of March 31, 2009, the unrecorded stock-based compensation balance related to stock option awards was $10.9 million and will be recognized over an estimated weighted-average amortization period of 1.5 years. As of March 31, 2009, the unrecorded stock-based compensation balance related to restricted stock unit awards was $849,000 and will be recognized over an estimated weighted-average amortization period of 1.7 years.  As of March 31, 2009, the unrecorded stock-based compensation balance related to restricted stock awards was $248,000 and will be recognized over an estimated weighted-average amortization period of 1.3 years.

Interest and Other Income, Net.  Interest income, net of interest expense, for the three months ended March 31, 2009 and 2008 was $173,000 and $565,000, respectively.  The $392,000 decrease in net interest income in the three months ended March 31, 2009 as compared to the same period in 2008 was primarily due to lower yields on our cash, cash equivalents and investments in marketable securities, and a realized loss of approximately $157,000 on the sale of certain of our investments in marketable securities during the three months ended March 31, 2009.  In response to the instability in the global financial markets, we reviewed our investments in marketable securities and sold certain investments during the three months ended March 31, 2009 prior to their maturity in order to preserve our principal, as the issuers of these securities experienced significant deteriorations in their creditworthiness as evidenced by investment rating downgrades.  We have the ability and intent to hold our remaining investments in marketable securities as of March 31, 2009 to their scheduled maturity, although we monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

Liquidity and Capital Resources

As of March 31, 2009, we had $72.5 million in cash, cash equivalents, and investments in marketable securities.  Until required for use in our business, we invest our cash reserves in bank deposits, money market funds, high-grade corporate notes and U.S. government instruments in accordance with our investment policy.  The weighted average duration of the remaining time to maturity for our portfolio of investments in marketable securities as of March 31, 2009 was approximately three months.   Our investments in marketable securities as of March 31, 2009 primarily consisted of high-grade corporate notes. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of March 31, 2009.  Our liquidity, capital resources and results of operations may be adversely affected by future declines in the value of our investments in marketable securities.  The value of our investments in marketable securities may be adversely affected by rating downgrades or bankruptcies affecting the issuers of such securities, whether caused by instability in the global financial markets, lack of liquidity in the credit and capital markets, or other factors.  We have the ability and intent to hold our remaining investments in marketable securities as of March 31, 2009 to their scheduled maturity, although we monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

Since our inception, we have financed our operations primarily through public and private sales of our equity securities, which have resulted in net proceeds to us of $329.7 million through March 31, 2009.  On April 3, 2009, we completed an underwritten public offering of 7,750,000 shares of our common stock at the public offering price of $6.30 per share, (the April 2009 Financing). We received net proceeds from the offering of approximately $46.8 million, after deducting underwriting commissions and estimated offering expenses. We plan to use the net proceeds from the offering primarily for activities relating to preparations for the potential commercial launch of pralatrexate, clinical and preclinical research and development of pralatrexate, working capital and general corporate purposes. We have also generated $23.7 million of net interest income since our inception from investing the net proceeds of these financings.

We have used $250.3 million of cash for operating activities from our inception through March 31, 2009.  Net cash used to fund our operating activities for the three months ended March 31, 2009 and 2008 was $11.9 million and $9.3 million, respectively.

For fiscal year 2009, we currently anticipate that net cash use in operating activities will approximate $55 to $60 million.  Our 2009 financial guidance includes the phase-in of certain key investments related to the potential commercialization of pralatrexate, as well as $1.5 million and $5.3 million of potential milestone payments under our license agreement for pralatrexate payable upon FDA acceptance of our NDA for review and FDA approval to market pralatrexate, respectively.

Net cash provided by investing activities for the three months ended March 31, 2009 was $27.3 million and consisted primarily of proceeds from maturities and sales of investments in marketable securities.  Net cash provided by investing activities for the three months ended March 31, 2008 was $4.1 million and consisted primarily of proceeds from maturities of investments in marketable securities, partially offset by the purchase of investments in marketable securities.

Net cash provided by financing activities for the three months ended March 31, 2009 was $1.2 million and consisted primarily of proceeds associated with the exercise of common stock options.  On April 3, 2009, we completed the April 2009 Financing and we received net proceeds of approximately $46.8 million, after deducting underwriting commissions and estimated offering expenses. Net cash provided by financing activities for the three months ended March 31, 2008 was $2.3 million and consisted primarily of proceeds associated with the exercise of common stock options.

Based upon the current status of our product development plans, we believe that our cash, cash equivalents, and investments in marketable securities as of March 31, 2009, together with the net proceeds from the April 2009 Financing, should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

We anticipate continuing our current development programs and/or beginning other long-term development projects involving pralatrexate. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful.  In addition, we submitted an NDA for pralatrexate for the treatment of patients with relapsed or refractory PTCL in March 2009.  We have requested a priority review of the application, which, if granted, would give the FDA six months from receipt of the submission to take action on the application.  If the FDA accepts our NDA for review and if we obtain FDA approval to market pralatrexate, we will be obligated to make license fee payments of $1.5 million and $5.3 million, respectively.  We expect to incur significant costs relating to the potential commercialization of pralatrexate, including pre-commercial scale up of manufacturing and development of sales and marketing capabilities. Therefore, we will need to raise additional capital to support our future operations.  Our actual capital requirements will depend on many factors, including:

•       the timing and outcome of our NDA for pralatrexate for the treatment of patients with relapsed or refractory PTCL;

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

Obligations and Commitments

Royalty and License Fee Commitments for Pralatrexate

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to pralatrexate and its uses. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and are also required to make certain additional cash payments based upon the achievement of certain clinical development or regulatory milestones or the passage of certain time periods. To date, we have made aggregate milestone payments of $2.5 million based on the passage of time. In the future, we could make an aggregate milestone payment of $500,000 upon the earlier of achievement of a clinical development milestone or the passage of certain time periods, or the Clinical Milestone, and up to $10.3 million upon achievement of certain regulatory milestones, or the Regulatory Milestones, including regulatory approval to market pralatrexate in the United States or Europe. The last scheduled payment towards the Clinical Milestone of $500,000 is currently due on December 23, 2009. We submitted an NDA for pralatrexate for the treatment of patients with relapsed or refractory PTCL in March 2009.  We have requested a priority review of the application, which, if granted, would give the FDA six months from receipt of the submission to take action on the application.  If the FDA accepts our NDA for review and if we obtain FDA approval to market pralatrexate, we will be obligated to make payments of $1.5 million and $5.3 million, respectively, which represent a portion of the Regulatory Milestones. The up-front license fee and all milestone payments under the agreement have been or will be recorded to research and development expense when incurred. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses.  We base our estimates on historical experience, available information and assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For a description of our critical accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended.

Recent Accounting Pronouncements

For a description of our recent accounting pronouncements, please see Note 7 of the unaudited March 31, 2009 financial statements included herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments as of March 31, 2009 consisted of cash, cash equivalents, investments in marketable securities, and accounts payable.  All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  We invest in marketable securities in accordance with our investment policy.  The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields.  Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.  The weighted average duration of the remaining time to maturity for our portfolio of investments in marketable securities as of March 31, 2009 was approximately three months.  As of March 31, 2009, our investments in marketable securities of $25.5 million were all classified as held-to-maturity and were held in a variety of interest-bearing instruments, consisting mainly of high-grade corporate notes. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of March 31, 2009.  The value of our investments in marketable securities may be adversely affected by rating downgrades or bankruptcies affecting the issuers of such securities, whether caused by instability in the global financial markets, lack of liquidity in the credit and capital markets, or other factors.  In response to the recent instability in the global financial markets, we reviewed our investments in marketable securities and sold certain investments that we deemed to have increased risk during the three months ended March 31, 2009.  We have the ability and intent to hold our remaining investments in marketable securities as of March 31, 2009 to their scheduled maturity, although we monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the first quarter of 2009, we implemented new accounting software in preparation for our potential growth and the commercialization of pralatrexate.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were named as a defendant in a purported securities class action lawsuit filed in May 2004 seeking unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN during the period from May 29, 2003 to April 29, 2004 and subsequent declines in our stock price. In an opinion dated October 20, 2005, the U.S. District Court for the District of Colorado concluded that the plaintiffs’ complaint failed to meet the legal requirements applicable to its alleged claims and dismissed the lawsuit. On November 20, 2005, the plaintiffs appealed the District Court’s decision to the U.S. Court of Appeals for the Tenth Circuit. On February 6, 2008, the parties signed a stipulation of settlement, settling the case for $2,000,000. The settlement was subject to various conditions, including without limitation approval of the District Court.  On January 29, 2009, the District Court issued its Order and Final Judgment approving the settlement, including the releases of the defendants for which the settlement provided.  Neither we nor our former officer, who was also named as a defendant, admitted any liability in connection with the settlement.  The amount of the settlement in excess of our deductible was covered by our insurance carrier.  The period to appeal the District Court’s approval of the settlement lapsed during the three months ended March 31, 2009 without any further appeals being filed and the settlement is final. As of March 31, 2009, we have been released of our obligation related to this lawsuit and have no accrual remaining related to the settlement.

ITEM 1A.  RISK FACTORS

Our business faces significant risks. These risks include those described below and may include additional risks of which we are not currently aware or which we currently do not believe are material. If any of the events or circumstances described in the following risk factors actually occurs, they may materially harm our business, financial condition, operating results and cash flow. As a result, the market price of our common stock could decline. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, operating results and financial condition.  Stockholders and potential investors in shares of our common stock should carefully consider the following risk factors, which hereby update those risks contained in the “Risk Factors” section of our Annual Report on Form 10-K  for the year ended December 31, 2008, as amended, in addition to other information and risk factors in this report.  We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of the Company.  We are relying upon the safe harbor for all forward-looking statements in this report, and any such statements made by or on behalf of the Company are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this report. We consistently update and include our risk factors in our Quarterly Reports on Form 10-Q. Risk factors that have been substantively changed from those set forth in our Annual Report on Form 10-K for the period ended December 31, 2008, as amended, have been marked with an asterisk immediately following the heading of such risk factor.

We have a history of net losses and an accumulated deficit, and we may never generate revenue or achieve or maintain profitability in the future. *

Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations. To date, we have financed our operations primarily through the public and private sale of securities.  For the three months ended March 31, 2009, we had a net loss of $15.2 million.  As of March 31, 2009, we had accumulated a deficit during our development stage of $314.8 million.  We have incurred these losses principally from costs incurred in our research and development programs, clinical manufacturing and from our marketing, general and administrative expenses. We expect to continue incurring net losses for the foreseeable future. Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of pralatrexate, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market pralatrexate. We may never generate revenue from product sales or become profitable. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for pralatrexate, and in preparing for the potential commercial launch of pralatrexate. We may not be able to continue as a going concern if we are unable to generate meaningful amounts of revenue to support our operations or cannot otherwise raise the necessary funds to support our operations.

Our near-term prospects are substantially dependent on pralatrexate, our lead product candidate.  If we are unable to successfully develop and obtain regulatory approval for pralatrexate for the treatment of patients with relapsed or refractory PTCL, our ability to generate revenue will be significantly delayed.

We currently have no products that are approved for commercial sale. Our product candidates are in various stages of development, and significant research and development, financial resources and personnel will be required to develop commercially viable products, obtain the necessary regulatory approvals therefor, and successfully commercialize them.  Substantially all of our efforts and expenditures over the next few years will be devoted to pralatrexate as we have closed our Phase 1 clinical study of RH1 in patients with advanced solid tumors or NHL and are in the process of determining our future development plans, if any, for RH1. Accordingly, our future prospects are substantially dependent on the successful development, regulatory approval and commercialization of pralatrexate for the treatment of patients with relapsed or refractory PTCL. Even if we receive regulatory approval, pralatrexate is not expected to be commercially available for this or any other indication until at least the second half of 2009. Further, certain of the indications that we are pursuing  for pralatrexate have relatively low incidence rates, which may make it difficult for us to enroll a sufficient number of patients in our clinical trials on a timely basis, or at all, and may limit the revenue potential of pralatrexate. If we are unable to successfully develop, obtain regulatory approval for and commercialize pralatrexate for the treatment of patients with relapsed or refractory PTCL, our ability to generate revenue from product sales will be significantly delayed and our stock price would likely decline.

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

Following any regulatory approval of pralatrexate, we will be subject to continuing regulatory obligations such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of pralatrexate. In addition, we or our third-party manufacturers will be required to adhere to regulations setting forth the FDA’s current Good Manufacturing Practices, or cGMP. These regulations cover all aspects of the manufacturing, storage, testing, quality control and record keeping relating to pralatrexate. Furthermore, we or our third-party manufacturers must pass a pre-approval inspection of manufacturing facilities by the FDA and foreign authorities before obtaining marketing approval and will be subject to periodic inspection by these regulatory authorities to ensure strict compliance with cGMP or other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. Such inspections may result in compliance issues that could prevent or delay marketing approval, or require the expenditure of substantial financial or other resources to address. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

We will need to raise additional capital to support our future operations.  If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop or commercialize pralatrexate. *

Based upon the current status of our product development plans, we believe that our cash, cash equivalents, and investments in marketable securities as of March 31, 2009, together with the net proceeds from the April 2009 Financing, should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.  We anticipate continuing our current development programs and/or beginning other long-term development projects involving pralatrexate. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful.  In addition, we submitted an NDA to the FDA for pralatrexate for the treatment of patients with relapsed or refractory PTCL in March 2009.  We expect to incur significant costs relating to the potential commercialization of pralatrexate, including pre-commercial scale up of manufacturing and development of sales and marketing capabilities.  Therefore, we will need to raise additional capital to support our future operations.  Our actual capital requirements will depend on many factors, including:

•       the timing and outcome of our NDA for pralatrexate for the treatment of patients with relapsed or refractory PTCL;

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

If pralatrexate fails to meet safety and efficacy endpoints in clinical trials, it will not receive regulatory approval and we will be unable to market pralatrexate. *

Pralatrexate may not prove to be safe and efficacious in clinical trials and may not meet all of the applicable regulatory requirements needed to receive regulatory approval. The clinical development and regulatory approval process is expensive and takes many years. Failure can occur at any stage of development, and the timing of any regulatory approval cannot be accurately predicted. In addition, failure to comply with the FDA and other applicable U.S. and foreign regulatory requirements applicable to clinical trials may subject us to administrative or judicially imposed sanctions.

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

We announced the final results from our pivotal Phase 2 PROPEL trial in February 2009. Based on the results of the trial, we submitted an NDA to the FDA for pralatrexate for the treatment of patients with relapsed or refractory PTCL in March 2009.  We cannot assure you that the design of, or data collected from, the PROPEL trial will be adequate to demonstrate the safety and efficacy of pralatrexate for the treatment of patients with relapsed or refractory PTCL, or otherwise be sufficient to support FDA or any foreign regulatory approval. The FDA may disagree with our interpretation of the results of the trial and determine that the data are not sufficient to support approval. If we fail to obtain regulatory approval for pralatrexate, we will be unable to market and sell pralatrexate and therefore may never generate meaningful amounts of revenue or become profitable.

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

Reports of adverse events or safety concerns involving pralatrexate or in related technology fields or other companies’ clinical trials could delay or prevent us from obtaining regulatory approval or negatively impact public perception of pralatrexate.

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

•                  disputes may arise between us and our strategic partners that result in the delay or termination of the research, development or commercialization of pralatrexate or any other product candidate or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;

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

Significant uncertainty exists as to the reimbursement status of newly approved health care products. Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease conditions for which the FDA has not granted labeling approval. Third-party insurance coverage may not be available to patients for pralatrexate. If government and other third-party payors do not provide adequate coverage and reimbursement levels for pralatrexate, pralatrexate’s market acceptance may be reduced.

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

The FDA has awarded orphan drug status to pralatrexate for the treatment of patients with T-cell lymphoma, follicular lymphoma and diffuse large B-cell lymphoma. Under the Orphan Drug Act, if we are the first company to receive FDA approval for pralatrexate for the designated orphan drug indication, we will obtain seven years of marketing exclusivity during which the FDA may not approve another company’s application for pralatrexate for the same orphan indication. Orphan drug exclusivity would not prevent FDA approval of a different drug for the orphan indication or the same drug for a different indication.

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

On February 2, 2007, we completed an underwritten offering of 9,000,000 shares of common stock, of which Baker Brothers Life Sciences, L.P. and certain other affiliated funds, which are collectively referred to hereinafter as “Baker,” purchased 3,300,000 shares, at a price per share of $6.00, for aggregate gross proceeds of approximately $54.0 million. In connection therewith, Baker entered into a standstill agreement agreeing not to pursue certain activities the purpose or effect of which may be to change or influence the control of the Company.

On May 29, 2008, we sold 12,420,000 shares of our common stock in an underwritten public offering at a price of $5.64 per share, for aggregate gross proceeds of approximately $70.0 million.  Warburg and Baker purchased 3,500,000 and 1,500,000 shares, respectively, of the 12,420,000 shares sold in such public offering.

As of March 31, 2009, we had 81,610,666 shares of common stock outstanding, of which Warburg owned 26,124,430 shares, or approximately 32.0% of the voting power of our outstanding common stock. According to filings with the SEC, as of February 6, 2009, Baker owns less than 10% of our outstanding common stock.  Although each of Warburg and Baker have entered into a standstill agreement with us, they are, and will continue to be, able to exercise substantial influence over any actions requiring stockholder approval.

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

Our liquidity, capital resources and results of operations may be adversely affected by declines in the value of our investments in marketable securities.*

As of March 31, 2009, we had $72.5 million in cash, cash equivalents, and investments in marketable securities.  Until required for use in our business, we invest our cash reserves in bank deposits, money market funds, high-grade corporate notes and U.S. government instruments in accordance with our investment policy.  The weighted average duration of the remaining time to maturity for our portfolio of investments in marketable securities as of March 31, 2009 was approximately three months.   Our investments in marketable securities as of March 31, 2009 primarily consisted of high-grade corporate notes. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of March 31, 2009.

Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments in marketable securities as of March 31, 2009, together with the net proceeds from the April 2009 Financing, should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.  In particular, our liquidity, capital resources and results of operations may be adversely affected by declines in the value of our investments in marketable securities.  The value of our investments in marketable securities may be adversely affected by rating downgrades or bankruptcies affecting the issuers of such securities, whether caused by instability in the global financial markets, lack of liquidity in the credit and capital markets, or other factors.  For example, during the three months ended March 31, 2009 and September 30, 2008, we realized losses of approximately $157,000 and $552,000, respectively, on the sale of certain of our investments in marketable securities, which were sold in order to preserve our principal as the issuers of these securities experienced significant deteriorations in their creditworthiness as evidenced by investment rating downgrades.  We have the ability and intent to hold our remaining investments in marketable securities as of March 31, 2009 to their scheduled maturity, although we monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

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

•       actual or anticipated results of our clinical trials involving pralatrexate;

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	None

ITEM 5.	OTHER INFORMATION	None

ITEM 6.	EXHIBITS

Exhibit No.	Note	Description
10.22.3†	(1)	Form of Restricted Stock Unit Grant Notice and Agreement under the 2008 Equity Incentive Plan.
10.23†	(2)	Allos Therapeutics, Inc. Severance Benefit Plan, as amended and restated effective December 11, 2007.
10.23.1†	(3)	Allos Therapeutics, Inc. Change in Control Severance Benefit Schedule, as amended and restated effective February 23, 2009.
10.24†	(4)	Executive Compensation and Equity Awards.
31.1		Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a).
32.1#		Section 1350 Certification..

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

(1)             Incorporated by reference to exhibit 10.2 filed with our current report on Form 8-K filed on February 27, 2009.

(2)             Incorporated by reference to exhibit 10.3 filed with our current report on Form 8-K filed on February 27, 2009.

(3)             Incorporated by reference to exhibit 10.4 filed with our current report on Form 8-K filed on February 27, 2009.

(4)             Incorporated by reference to exhibit 10.1 filed with our current report on Form 8-K filed on February 27, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2009	ALLOS THERAPEUTICS, INC.

/s/ Paul L. Berns
Paul L. Berns
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David C. Clark
David C. Clark
Vice President, Finance and Treasurer
(Principal Financial and Accounting Officer)