Form 10-Q
period 2009-06-30
ALLOS THERAPEUTICS INC
filed 2009-08-04
CIK 1097264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2009.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of July 31, 2009, there were 89,389,188 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ALLOS THERAPEUTICS, INC.

FORM 10-Q

PART I. Financial Information		3
ITEM 1.	Financial Statements (unaudited)	3
	Balance Sheets — as of June 30, 2009 and December 31, 2008	3
	Statements of Operations — for the three and six months ended June 30, 2009 and 2008 and the cumulative period from September 1, 1992 (date of inception) through June 30, 2009	4
	Statements of Cash Flows — for the six months ended June 30, 2009 and 2008 and the cumulative period from September 1, 1992 (date of inception) through June 30, 2009	5
	Notes to Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	22
ITEM 4.	Controls and Procedures	23
PART II. Other Information		24
ITEM 1.	Legal Proceedings	24
ITEM 1A.	Risk Factors	24
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
ITEM 3.	Defaults Upon Senior Securities	39
ITEM 4.	Submission of Matters to a Vote of Security Holders	39
ITEM 5.	Other Information	39
ITEM 6.	Exhibits	40
SIGNATURES		41

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.
(A Development Stage Enterprise)

BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$95,621,117	$30,458,424
Restricted cash	237,632	237,632
Investments in marketable securities	9,242,900	53,468,942
Prepaid research and development expenses	964,251	919,384
Prepaid expenses and other assets	1,972,422	2,772,235
Total current assets	108,038,322	87,856,617
Property and equipment, net	1,521,889	1,307,084
Investments in marketable securities	346,396	38,480
Other assets	92,979	137,423
Total assets	$109,999,586	$89,339,604
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,676,979	$280,526
Accrued liabilities	7,713,207	9,594,712
Total current liabilities	9,390,186	9,875,238
Commitments and contingencies (See Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2009 and December 31, 2008; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,000,000 shares designated from authorized preferred stock at June 30, 2009 and December 31, 2008; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at June 30, 2009 and December 31, 2008; 89,389,188 and 81,238,812 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	89,389	81,239
Additional paid-in capital	432,136,245	379,042,015
Deficit accumulated during the development stage	(331,616,234)	(299,658,888)
Total stockholders’ equity	100,609,400	79,464,366
Total liabilities and stockholders’ equity	$109,999,586	$89,339,604

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from September 1, 1992 (date of inception) through June 30,
	2009	2008	2009	2008	2009

Operating expenses:
Research and development	$7,170,215	$5,403,924	$12,875,317	$11,377,536	$162,023,241
Clinical manufacturing	1,606,163	1,485,052	4,261,435	3,071,610	45,620,687
Marketing, general and administrative	8,036,594	5,438,764	14,999,244	10,450,128	140,873,213
Restructuring and separation costs	—	—	—	—	1,663,821

Total operating expenses	16,812,972	12,327,740	32,135,996	24,899,274	350,180,962

Loss from operations	(16,812,972)	(12,327,740)	(32,135,996)	(24,899,274)	(350,180,962)
Gain on settlement claims	—	—	—	—	5,110,083
Interest and other income, net	6,050	504,025	178,650	1,068,960	23,691,109

Net loss	(16,806,922)	(11,823,715)	(31,957,346)	(23,830,314)	(321,379,770)

Dividend related to beneficial conversion feature of preferred stock	—	—	—	—	(10,236,464)

Net loss attributable to common stockholders	$(16,806,922)	$(11,823,715)	$(31,957,346)	$(23,830,314)	$(331,616,234)

Net loss per share: basic and diluted	$(0.19)	$(0.16)	$(0.38)	$(0.34)

Weighted average shares outstanding: basic and diluted	89,011,044	72,382,487	85,075,532	69,916,800

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,		Cumulative Period From September 1, 1992 (date of inception) through June 30,
	2009	2008	2009
Cash Flows From Operating Activities:
Net loss	$(31,957,346)	$(23,830,314)	$(321,379,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190,235	207,088	4,031,280
Stock-based compensation expense	4,847,736	4,103,659	45,149,904
Write-off of long-term investment	—	—	1,000,000
Realized loss on sale of marketable securities	157,141	—	708,839
Other	149,040	—	266,849
Changes in operating assets and liabilities:
Prepaid expenses and other assets	799,391	(666,973)	(3,019,651)
Interest receivable on investments	653,240	(106,730)	(179,920)
Accounts payable	1,396,453	495,759	1,676,979
Accrued liabilities	(1,881,505)	265,267	7,713,207
Net cash used in operating activities	(25,645,615)	(19,532,244)	(264,032,283)
Cash Flows From Investing Activities:
Acquisition of property and equipment	(554,081)	(235,269)	(5,466,892)
Pledge of restricted cash	—	—	(237,632)
Purchases of marketable securities	(36,055)	(59,112,151)	(609,632,312)
Proceeds from maturities of marketable securities	39,250,000	41,200,000	588,872,797
Proceeds from sales of marketable securities	3,893,800	—	10,641,300
Purchase of long-term investment	—	—	(1,000,000)
Payments received on notes receivable	—	—	49,687
Net cash provided by (used in) investing activities	42,553,664	(18,147,420)	(16,773,052)
Cash Flows From Financing Activities:
Principal payments under capital leases	—	—	(422,088)
Proceeds from sales leaseback	—	—	120,492
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	89,125,640
Proceeds from issuance of common stock associated with stock options, stock warrants and employee stock purchase plan	1,313,355	3,215,274	16,324,172
Proceeds from issuance of common stock, net of issuance costs	46,941,289	65,155,259	271,278,236
Net cash provided by financing activities	48,254,644	68,370,533	376,426,452
Net increase in cash and cash equivalents	65,162,693	30,690,869	95,621,117
Cash and cash equivalents, beginning of period	30,458,424	15,919,664	—
Cash and cash equivalents, end of period	$95,621,117	$46,610,533	$95,621,117
Supplemental Schedule of Cash and Non-cash Operating and Financing Activities:
Cash paid for interest	$—	$—	$1,033,375
Issuance of stock in exchange for license agreement	—	—	40,000
Capital lease obligations incurred for acquisition of property and equipment	—	—	422,088
Issuance of stock in exchange for notes receivable	—	—	139,687
Conversion of preferred stock to common stock	—	—	89,125,640

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.                 Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, for a broader discussion of our business and the opportunities and risks inherent in such business.

Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations.  Our activities have consisted primarily of developing product candidates, raising capital and recruiting personnel.  Accordingly, we are considered to be in the development stage as of June 30, 2009, as defined in Statement of Financial Accounting Standards, or SFAS, No. 7, Accounting and Reporting by Development Stage Enterprises.

Liquidity

We are a biopharmaceutical company committed to the development and commercialization of innovative anti-cancer therapeutics. We are currently focused on the development and commercialization of pralatrexate, a selective antifolate designed to accumulate preferentially in cancer cells. Accordingly, our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of pralatrexate, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market pralatrexate. The timing and costs to complete the successful development of pralatrexate is highly uncertain, and therefore difficult to estimate. The lengthy process of seeking regulatory approvals for pralatrexate, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources. Clinical development timelines, likelihood of success and total costs vary widely and are impacted by a variety of risks and uncertainties. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of pralatrexate or the ultimate costs of such efforts. Due to these same factors, we cannot be certain when, or if, we will generate any revenue or net cash inflow from pralatrexate.  We expect to continue incurring net losses and negative cash flows for the foreseeable future.  Although the size and timing of our future net losses are subject to significant uncertainty, we expect them to increase over the next several years as we continue to fund our research and development programs and prepare for the potential commercialization of pralatrexate for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL, if it is approved for marketing.

As of June 30, 2009, we had $105.2 million in cash, cash equivalents and investments in marketable securities.  Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments in marketable securities as of June 30, 2009 should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.  Our forecast of the period of time through which our financial resources will be adequate to support our operations involves risks and uncertainties, and actual results could vary materially.

We anticipate continuing our current development programs and/or beginning other long-term development projects involving pralatrexate. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful.  In addition, we submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for pralatrexate for the treatment of patients with relapsed or refractory PTCL in March 2009.  In May 2009, the FDA accepted the NDA for priority review and established a Prescription Drug User Fee Act date of September 24, 2009 for a decision regarding approval of the NDA. If the FDA approves our NDA, we expect to incur significant costs relating to the potential commercialization of pralatrexate, including costs related to the development of our sales and marketing, medical affairs and manufacturing operations.  Therefore, we will need to raise additional capital to support our future operations.  Our actual capital requirements will depend on many factors, including:

•	the timing and outcome of our NDA for pralatrexate for the treatment of patients with relapsed or refractory PTCL;

•

the timing and costs associated with developing our sales and marketing, medical affairs and manufacturing operations for the potential commercialization of pralatrexate, if it is approved for marketing;

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

2.                 Fair Value of Financial Instruments

Cash, Cash Equivalents and Investments in Marketable Securities

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The carrying values of our cash equivalents and investments in marketable securities approximate their market values based on quoted market prices. We account for investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in marketable securities are classified as held to maturity and are carried at cost plus accrued interest. Our cash and cash equivalents are maintained in a financial institution in amounts that, at times, may exceed federally insured limits. We realized a loss of approximately $0 and $157,000 on the sale of certain of our investments in marketable securities during the three and six months ended June 30, 2009, with no such losses in the three or six months ended June 30, 2008.  In response to the recent instability in the global financial markets, we reviewed our investments in marketable securities and sold certain investments prior to their maturity in order to preserve our principal, as the issuers of those securities experienced significant deteriorations in their creditworthiness as evidenced by investment rating downgrades.  We have the ability and intent to hold our remaining investments in marketable securities as of June 30, 2009 to their scheduled maturity, although we monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs. The weighted average duration of the remaining time to maturity for our portfolio of investments in marketable securities as of June 30, 2009 was approximately three months.  As of June 30, 2009, our investments in marketable securities were held in a variety of interest-bearing instruments, consisting mainly of high-grade corporate notes. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of June 30, 2009.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, provides a framework for measuring fair value, expands the disclosures required for fair value measurements and establishes a common definition of fair value applicable to all assets and liabilities measured at fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy established by SFAS 157 prioritizes the inputs into valuation techniques used to measure fair value. Accordingly, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value. The three levels of the hierarchy are as follows:

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

We have no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of June 30, 2009.  Our financial instruments include cash and cash equivalents, investments in marketable securities, prepaid expenses, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate their fair value due to their short maturities. The carrying value of our cash held in money market funds totaling $95.5 million as of June 30, 2009 is included in cash and cash equivalents on our Balance Sheet and approximates their market values based on quoted market prices, or Level 1 inputs.

3.                 Prepaid Expenses and Other Assets

Prepaid expenses and other assets are comprised of the following:

	June 30, 2009	December 31, 2008
Prepaid expenses and other assets	$1,972,422	$772,235
Receivable and cash in escrow related to litigation settlement (see Note 8)	—	2,000,000
	$1,972,422	$2,772,235

4.                 Accrued Liabilities

Accrued liabilities are comprised of the following:

	June 30, 2009	December 31, 2008
Accrued personnel costs	$2,461,421	$2,816,404
Accrued clinical manufacturing expenses	1,943,674	1,153,028
Accrued research and development expenses	1,650,779	2,272,219
Accrued litigation settlement costs (see Note 8)	—	2,000,000
Accrued expenses—other	1,657,333	1,353,061
	$7,713,207	$9,594,712

5.                 Stockholders’ Equity

On April 3, 2009, we completed an underwritten public offering of 7,750,000 shares of our common stock at the public offering price of $6.30 per share. We received net proceeds from the offering of $46.9 million, after deducting $1.4 million of underwriting commissions and $489,000 of estimated offering expenses.

At our Annual Meeting of Stockholders held on June 23, 2009, our stockholders approved an amendment to the Allos Therapeutics, Inc. 2008 Equity Incentive Plan, or the Plan, to increase the aggregate number of shares of common stock authorized for issuance under the Plan by 5,750,000 shares. Our board of directors had previously approved the amendment and recommended its approval to our stockholders.

6.                 Stock-Based Compensation

In accordance with the modified prospective transition method of SFAS No. 123 (Revised 2004), Share-Based Payment, stock-based compensation expense for the three and six months ended June 30, 2009 and 2008 has been recognized in the accompanying Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Research and development	$847,029	$661,830	$1,711,443	$1,337,617
Clinical manufacturing	100,028	103,782	208,326	207,012
Marketing, general and administrative	1,522,524	1,223,536	2,927,967	2,559,030
Total stock-based compensation expense	$2,469,581	$1,989,148	$4,847,736	$4,103,659

We did not recognize a related tax benefit during the three or six months ended June 30, 2009 and 2008 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of June 30, 2009.   No stock-based compensation expense was capitalized on our Balance Sheets as of June 30, 2009 and December 31, 2008.

The following table summarizes activity and related information for our stock option awards:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	7,236,512	$5.14	3,122,681	$4.15
Granted	2,158,632	6.60
Exercised	(385,899)	3.21
Canceled	(13,334)	9.37
Outstanding at June 30, 2009	8,995,911	$5.57	3,881,455	$4.70

During the six months ended June 30, 2009, we granted 2,158,632 stock options with a weighted-average grant-date fair value of $4.06 per share.  During the three months ended June 30, 2009 and 2008, we recorded stock-based compensation related to our stock option plans of $2,272,914 and $1,890,921, respectively.  During the six months ended June 30, 2009 and 2008, we recorded stock-based compensation related to our stock option plans of $4,497,644 and $3,837,521, respectively. As of June 30, 2009, the unrecorded stock-based compensation balance related to stock option awards was $10,497,396 and will be recognized over an estimated weighted-average amortization period of 1.4 years.

The following table summarizes information about outstanding stock options that are fully vested and currently exercisable, and outstanding stock options that are expected to vest in the future:

	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value
As of June 30, 2009:
Options fully vested and exercisable	3,881,455	6.6	$4.70	$13,985,093
Options expected to vest, including effects of expected forfeitures	4,357,607	8.9	$6.21	9,137,859
Options fully vested and expected to vest	8,239,062	7.8	$5.50	$23,122,952

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $8.29 as of June 30, 2009, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.  The total number of in-the-money options exercisable as of June 30, 2009 was 3,845,155.

The total intrinsic value of options exercised during the three months ended June 30, 2009 and 2008 was $50,311 and $715,597, respectively, determined as of the date of option exercise.  The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $1,594,467 and $1,443,857, respectively, determined as of the date of option exercise. We settle employee stock option exercises with newly issued common shares.  No tax benefits were realized by us in connection with these exercises during the three or six months ended June 30, 2009 and 2008 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit.

The following table summarizes activity and related information for restricted stock, or RS, awards:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested RS at December 31, 2008	293,750	$4.07
Granted	—	—
Vested	(128,750)	3.74
Nonvested RS at June 30, 2009	165,000	$4.34

The shares of restricted stock vest in four equal annual installments from the date of grant.  During the three months ended June 30, 2009 and 2008, we recorded stock-based compensation related to restricted stock awards of $54,760 and $93,480, respectively.  During the six months ended June 30, 2009 and 2008, we recorded stock-based compensation related to restricted stock awards of $140,073 and $240,979, respectively.  As of June 30, 2009, the unrecorded stock-based compensation balance related to restricted stock awards was $193,018 and will be recognized over an estimated weighted-average amortization period of 1.3 years.

The following table summarizes activity and related information for restricted stock unit, or RSU, awards:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested RSU at December 31, 2008	—	$—
Granted	164,981	6.45
Vested	—	—
Nonvested RSU at June 30, 2009	164,981	$6.45

The shares of restricted stock unit awards vest in four equal annual installments from the date of grant.  Upon vesting of the restricted stock unit awards, we issue unrestricted shares of our common stock.  During the three months ended June 30, 2009 and 2008, we recorded stock-based compensation related to restricted stock unit awards of $120,358 and $0, respectively.  During the six months ended June 30, 2009 and 2008, we recorded stock-based compensation related to restricted stock unit awards of $167,590 and $0, respectively.  As of June 30, 2009, the unrecorded stock-based compensation balance related to restricted stock unit awards was $801,419 and will be recognized over an estimated weighted-average amortization period of 1.7 years.

7.                 Net Loss Per Share

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

Diluted net loss per share is the same as basic net loss per share for all periods presented because any potential dilutive common shares were anti-dilutive due to our net loss (as including such shares would decrease our basic net loss per share). Potential dilutive common shares that would have been included in the calculation of diluted earnings per share if we had net income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Common stock options	1,766,976	1,665,841	1,874,406	1,727,920
Restricted stock	184,945	303,695	224,845	344,087
Restricted stock units	158,159	—	110,576	—
	2,110,080	1,969,536	2,209,827	2,072,007

8.                 Commitments and Contingencies

Royalty and License Fee Commitments for Pralatrexate

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to pralatrexate and its uses. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and are also required to make certain additional cash payments based upon the achievement of certain clinical development or regulatory milestones or the passage of certain time periods. To date, we have made aggregate milestone payments of $2.5 million based on the passage of time. Additionally, in May 2009, we made a milestone payment of $1.5 million based on the FDA accepting our NDA for review. In the future, we could make a milestone payment of $500,000 upon the earlier of achievement of a clinical development milestone or the passage of certain time periods, or the Clinical Milestone, and up to $8.8 million upon achievement of certain regulatory milestones, or the Regulatory Milestones, including regulatory approval to market pralatrexate in the United States or Europe. The last scheduled payment towards the Clinical Milestone of $500,000 is currently due on the earlier of FDA approval to market pralatrexate or December 23, 2009.  If we obtain FDA approval to market pralatrexate, we will also be obligated to make an additional milestone payment of $5.3 million, which represents a portion of the Regulatory Milestones. The up-front license fee and all milestone payments under the agreement have been or will be recorded to research and development expense when incurred. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.

Contingencies

We were named as a defendant in a purported securities class action lawsuit filed in May 2004 seeking unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN during the period from May 29, 2003 to April 29, 2004 and subsequent declines in our stock price. In an opinion dated October 20, 2005, the U.S. District Court for the District of Colorado concluded that the plaintiffs’ complaint failed to meet the legal requirements applicable to its alleged claims and dismissed the lawsuit. On November 20, 2005, the plaintiffs appealed the District Court’s decision to the U.S. Court of Appeals for the Tenth Circuit. On February 6, 2008, the parties signed a stipulation of settlement, settling the case for $2,000,000. The settlement was subject to various conditions, including without limitation approval of the District Court.  On January 29, 2009, the District Court issued its Order and Final Judgment approving the settlement, including the releases of the defendants for which the settlement provided.  Neither we nor our former officer, who was also named as a defendant, admitted any liability in connection with the settlement.  The amount of the settlement in excess of our deductible was covered by our insurance carrier.  The period to appeal the District Court’s approval of the settlement lapsed during the three months ended March 31, 2009 without any further appeals being filed and the settlement is final. We have no further obligations related to this lawsuit and have no accrual remaining related to the settlement.

9.                 Recent Accounting Pronouncements

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

In December 2007, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 141(R), Business Combinations, or SFAS 141(R). SFAS 141(R) replaces SFAS No. 141, Business Combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and we adopted it January 1, 2009. We have not entered into any business combinations and will apply it to any business combinations in the future.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160.  SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008 and we adopted it January 1, 2009. We currently do not have any subsidiaries.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS 161 also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for under SFAS No. 133. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods beginning after that date and we adopted it January 1, 2009. We currently do not have any derivative instruments.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  We adopted this FSP on April 1, 2009.  The required disclosures are included in Note 2, Fair Value of Financial Instruments.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  We adopted this FSP on April 1, 2009.  The adoption of this FSP did not materially impact our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This statement is effective for interim or annual periods ending after June 15, 2009 and we adopted it on April 1, 2009.  The required disclosures are included in Note 10, Subsequent Events.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140, which amends the derecognition guidance in SFAS No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. We are currently evaluating the potential impact of this statement.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We are currently evaluating the potential impact of this statement.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of 2009, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing U.S. GAAP, it is not expected to have any impact on our financial position or results of operations.

10.  Subsequent Events

In accordance with SFAS No. 165, Subsequent Events, subsequent events have been evaluated through August 4, 2009, the date which these financial statements were issued.

On July 17, 2009, we filed with the Delaware Secretary of State a Certificate of Amendment to our Certificate of Designation of Series A Junior Participating Preferred Stock to increase the number of shares designated as Series A Junior Participating Preferred Stock thereunder from 1,000,000 shares to 1,500,000 shares. In accordance with the terms of our Amended and Restated Certificate of Incorporation, as amended, our board of directors has the authority to increase the number of shares of any series of preferred stock.  The Certificate of Amendment was approved by our board of directors on July 16, 2009.

On July 20, 2009, we filed a Shelf Registration Statement on Form S-3 with the SEC providing for the registration for sale by us of an aggregate of up to $150 million of shares of our common stock and preferred stock, depositary shares, various series of debt securities and warrants to purchase any of such securities, either individually or in units, and also providing for the registration for resale by Warburg Pincus Private Equity VIII, L.P., or Warburg, of up to 26,124,430 shares of our common stock.  In the event that there is an offering by us under this registration statement, we currently intend to use any proceeds therefrom primarily for activities relating to the potential commercialization of pralatrexate, clinical and preclinical research and development of pralatrexate, working capital and general corporate purposes.  We will not receive any proceeds from sales of common stock by Warburg, if any. To date, the SEC has not declared the registration statement effective.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements regarding our New Drug Application for pralatrexate as a treatment for patients with relapsed or refractory peripheral T-cell lymphoma; our projected timeline to present top line results from our Phase 2b trial comparing pralatrexate and Tarceva (erlotinib) in patients with advanced non-small cell lung cancer; our projected net cash use in operating activities for fiscal year 2009; other statements regarding our future product development and regulatory strategies, including our intent to develop or seek regulatory approval for our product candidates in specific indications; the ability of our third-party manufacturers to support our requirements for drug supply; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements that are other than statements of historical fact. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our, or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed in Part II, Item 1A of this report under the caption “Risk Factors.” All forward-looking statements included in this report are based on information available to us as of the date hereof and we undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances. Forward-looking statements not specifically described above also may be found in these and other sections of this report.

Overview

We are a biopharmaceutical company committed to the development and commercialization of innovative anti-cancer therapeutics. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with one or more potential strategic partners.  We strive to develop proprietary products that have the potential to improve the standard of care in cancer therapy.  Our focus is on product opportunities for oncology that leverage our internal clinical development and regulatory expertise and address important markets with unmet medical needs. We may also seek to grow our existing portfolio of product candidates through product acquisition and in-licensing efforts.

Pralatrexate

Pralatrexate is a selective antifolate designed to accumulate preferentially in cancer cells. Based on preclinical studies, we believe that pralatrexate selectively enters cells expressing RFC-1, a protein that is over expressed on certain cancer cells compared to normal cells. Once inside cancer cells, pralatrexate is efficiently polyglutamylated, which leads to high intracellular drug retention. Polyglutamylated pralatrexate essentially becomes “trapped” inside cancer cells, making it less susceptible to efflux-based drug resistance. Acting on the folate pathway, pralatrexate interferes with DNA synthesis and triggers cancer cell death. We believe pralatrexate has the potential to be delivered as a single agent or in combination therapy regimens.

In March 2009, we submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for approval to market pralatrexate for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL. In May 2009, the FDA accepted the NDA for priority review and established a Prescription Drug User Fee Act, or PDUFA, date of September 24, 2009 for a decision regarding approval of the NDA. If pralatrexate is approved for marketing, we intend to commercialize pralatrexate by building an oncology focused U.S. sales and marketing organization.  We are actively preparing for the potential commercial launch of pralatrexate in the U.S., including the phase-in of key investments and personnel associated with the development of our sales and marketing, medical affairs and manufacturing operations.  We intend to enter into co-promotion or out-licensing arrangements with other pharmaceutical or biotechnology partners, where necessary to reach foreign market segments that are not reachable by a U.S.-based sales force or when deemed strategically and economically advisable. We currently retain exclusive worldwide commercial rights to pralatrexate for all indications.

The NDA is based on the results from PROPEL, our pivotal Phase 2 trial of pralatrexate in patients with relapsed or refractory PTCL, that were announced in February 2009.  The trial enrolled a total of 115 patients, 109 of whom were considered evaluable for response according to the trial protocol.  The results of the trial demonstrated that 29 of 109 evaluable patients, or 27%, achieved a response as assessed by central independent oncology review, which is the primary endpoint of the trial.  The Kaplan-Meier estimate for the median duration of response was 287 days, or 9.4 months.  Duration of response is the key secondary endpoint of the trial.  The most common grade 3/4 adverse events were thrombocytopenia, which was observed in 32% of patients; mucosal inflammation in 21% of patients; neutropenia in 20% of patients; and anemia in 17% of patients.  In May 2009, updated results of the trial were presented at the 45th Annual Meeting of the American Society of Clinical Oncology, which demonstrated an increase in overall response rate from 27% to 28%, or 30 of 109 evaluable patients.  Of these patients, 10 achieved a complete response and 20 achieved a partial response. In addition, 23 patients had stable disease. Of the 30 patients who responded to pralatrexate, 21 patients, or 70%, did so by the end of cycle one of therapy.  Median overall survival was 14.7 months, with 57% of patients surviving 12 months or more.

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

In addition to the PROPEL trial, we are committed to evaluating pralatrexate for oncology use as a single agent and in combination with other therapies.  We currently have six ongoing clinical trials involving pralatrexate, including the PROPEL trial, and plan to initiate additional trials to evaluate pralatrexate’s potential clinical utility in other hematologic malignancies and solid tumor indications.  The following clinical trials involving pralatrexate are currently ongoing:

•            a Phase 2b, randomized, international, multi-center study comparing pralatrexate and Tarceva (erlotinib), both with vitamin B12 and folic acid supplementation, in patients with Stage IIIB/IV non-small cell lung cancer, or NSCLC, who are, or have been, cigarette smokers who have failed treatment with at least one prior platinum-based chemotherapy regimen.  We initiated patient enrollment in this study in January 2008 and completed patient enrollment with 201 patients in July 2009.  We currently expect to report top line results of the trial in the first half of 2010, although the actual timing may vary based upon a number of factors.

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

•            a Phase 1/2a, open-label, multi-center study of pralatrexate and gemcitabine with vitamin B12 and folic acid supplementation in patients with relapsed or refractory non-Hodgkin’s lymphoma, or NHL, and Hodgkin’s disease.  We initiated patient enrollment in this study in May 2007.  In July 2009, we completed patient enrollment in the Phase 1 portion of this study and initiated enrollment in the Phase 2a portion of the trial to assess the efficacy and safety of two different schedules of this combination in patients with NHL, both B- and T-cell, as well as in patients with Hodgkin’s lymphoma.

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

In addition to our ongoing NSCLC and bladder cancer studies, we are evaluating the potential future development of pralatrexate for other solid tumor indications, including Stage IV breast cancer and Stage III/IV head and neck cancer, among others.  There can be no assurances that we will pursue the development of pralatrexate for one or more of these indications or that such development efforts will be ultimately successful.

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

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute. Under the agreement, as amended, we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to pralatrexate and its uses. The portfolio currently consists of two issued patents in the United States, two issued patents in Europe, an issued patent in Singapore, an allowed patent application in New Zealand, and pending patent applications in the United States, Canada, Europe, Australia, Japan, China, Brazil, Indonesia, South Korea, Mexico, Norway, New Zealand, the Philippines, and South Africa.

RH1

RH1 is a small molecule chemotherapeutic agent that we believe is bioactivated by the enzyme DT-diaphorase, also known as NAD(P)H quinone oxidoreductase.  In June 2009, we discontinued the RH1 development program.  We are currently seeking to sell or license our rights to RH1, although there can be no assurance that we will successfully complete a transaction or receive any material consideration in connection therewith.

Results of Operations

We are a development stage company. Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations. We have incurred these losses principally from costs incurred in our research and development programs, clinical manufacturing and from our marketing, general and administrative expenses. Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of pralatrexate, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market pralatrexate. The timing and costs to complete the successful development of pralatrexate is highly uncertain, and therefore difficult to estimate. The lengthy process of seeking regulatory approvals for pralatrexate, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources. Clinical development timelines, likelihood of success and total costs vary widely and are impacted by a variety of risks and uncertainties, including those discussed in the “Risk Factors” section of Part II, Item 1A below. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of pralatrexate or the ultimate costs of such efforts. Due to these same factors, we cannot be certain when, or if, we will generate any revenue or net cash inflow from pralatrexate.  We expect to continue incurring net losses and negative cash flows for the foreseeable future.  Although the size and timing of our future net losses are subject to significant uncertainty, we expect them to increase over the next several years as we continue to fund our research and development programs and prepare for the potential commercialization of pralatrexate for the treatment of patients with relapsed or refractory PTCL, if it is approved for marketing.

We anticipate continuing our current development programs and/or beginning other long-term development projects involving pralatrexate. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful.  In addition, if the FDA approves our NDA for pralatrexate for the treatment of patients with relapsed or refractory PTCL, we expect to incur significant costs relating to the potential commercialization of pralatrexate, including costs related to the development of our sales and marketing, medical affairs and manufacturing operations.  Therefore, we will need to raise additional capital to support our future operations, including the potential commercialization of pralatrexate if approved for marketing.  Our actual capital requirements will depend on many factors, including those discussed under the “Liquidity and Capital Resources” section below.

Comparison of three and six months ended June 30, 2009 and 2008

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Operating expenses:
Research and development	$7,170,215	$5,403,924	$12,875,317	$11,377,536
Clinical manufacturing	1,606,163	1,485,052	4,261,435	3,071,610
Marketing, general and administrative	8,036,594	5,438,764	14,999,244	10,450,128

Total operating expenses	$16,812,972	$12,327,740	$32,135,996	$24,899,274

Research and Development.  Research and development expenses include the costs of certain personnel, basic research, preclinical studies, clinical trials, regulatory affairs, medical affairs, biostatistical data analysis and licensing fees for our product candidates.

Research and development expenses for the three months ended June 30, 2009 and 2008 were $7.2 million and $5.4 million, respectively.  The $1.8 million increase in research and development expenses in the three months ended June 30, 2009 as compared to the same period in 2008 was primarily due to the following:

•                  a $1.5 million increase in licensing costs for pralatrexate, as $1.5 million of milestone payments under the license agreement for pralatrexate became due upon FDA acceptance of our NDA for review in May 2009, with no corresponding amount in the same period in 2008;

•                  a $675,000 increase in consulting and professional fees, primarily related to the preparation and filing of our NDA for pralatrexate; and

•                  a $617,000 increase related to key personnel changes and related travel costs, mainly attributable to additional headcount and increases in compensation costs year over year.

This increase was partially offset by a $1.1 million decrease in clinical trial costs involving pralatrexate, including decreased costs for PROPEL, which completed patient enrollment in April 2008, and a $284,000 decrease in preclinical studies, primarily related to pralatrexate.

Research and development expenses for the six months ended June 30, 2009 and 2008 were $12.9 million and $11.4 million, respectively.  The $1.5 million increase in research and development expenses in the six months ended June 30, 2009 as compared to the same period in 2008 was primarily due to the following:

•                  a $1.5 million increase in licensing costs for pralatrexate, as $1.5 million of milestone payments under the license agreement for pralatrexate became due upon FDA acceptance of our NDA for review in May 2009, with no corresponding amount in the same period in 2008;

•                  a $1.1 million increase related to key personnel changes and related travel costs, mainly attributable to additional headcount and increases in compensation costs year over year;

•                  a $515,000 increase in consulting and professional fees, primarily related to the preparation and filing of our NDA for pralatrexate; and

•      a $373,000 increase in non-cash stock-based compensation expense, as discussed in more detail below.

This increase was partially offset by a $1.8 million decrease in clinical trial costs involving pralatrexate, including decreased costs for PROPEL, which completed patient enrollment in April 2008, and a $416,000 decrease in preclinical studies, primarily related to pralatrexate.

For the second half of 2009, we expect our research and development expenses to increase relative to the amount recorded for the six months ended June 30, 2009 due to the following:

•      $5.8 million of potential milestone payments under the license agreement for pralatrexate that will become due if the FDA approves pralatrexate for marketing in the United States in 2009;

•      an increase in personnel and related travel costs primarily resulting from additional headcount; and

•      an increase in non-cash stock-based compensation expense related to grants for new employees and two full quarters of expense related to our annual grants to existing employees that occurred at the end of February 2009, as discussed in more detail below.

Clinical Manufacturing. Clinical manufacturing expenses include the costs of certain personnel, third-party manufacturing costs for development of drug materials for use in clinical trials and preclinical studies, and costs associated with pre-commercial scale-up of manufacturing to support anticipated regulatory and potential commercial requirements.

Clinical manufacturing expenses for the three months ended June 30, 2009 and 2008 were $1.6 million and $1.5 million, respectively.  The $121,000 increase in clinical manufacturing expenses in the three months ended June 30, 2009 as compared to the same period in 2008 was primarily due to third-party manufacturing costs for clinical trial material and pre-commercial scale-up activities for pralatrexate.

Clinical manufacturing expenses for the six months ended June 30, 2009 and 2008 were $4.3 million and $3.1 million, respectively.  The $1.2 million increase in clinical manufacturing expenses in the six months ended June 30, 2009 as compared to the same period in 2008 was primarily due to the following:

•      an $784,000 increase in third-party manufacturing costs for clinical trial material and pre-commercial scale-up activities for pralatrexate; and

•      a $342,000 increase in consulting expenses, primarily related to the preparation and filing of our NDA for pralatrexate.

For the second half of 2009, we expect our clinical manufacturing expenses to increase relative to the amount recorded for the six months ended June 30, 2009 due to the following:

•      an increase in third-party manufacturing costs for pralatrexate to support ongoing and planned clinical trials and pre-commercial scale-up;

•      an increase in personnel costs primarily resulting from additional headcount; and

•      an increase in non-cash stock-based compensation expense related to grants for new employees and two full quarters of expense related to our annual grants to existing employees which occurred at the end of February 2009.

Marketing, General and Administrative.  Marketing, general and administrative expenses include costs for pre-marketing activities, corporate development, executive administration, corporate offices and related infrastructure.

Marketing, general and administrative expenses for the three months ended June 30, 2009 and 2008 were $8.0 million and $5.4 million, respectively.  The $2.6 million increase in marketing, general and administrative expenses in the three months ended June 30, 2009 as compared to the same period in 2008 was primarily due to the following:

•                  a $1.5 million increase related to key personnel changes and related travel and facilities costs, mainly attributable to additional headcount and increases in compensation costs year over year;

•                  a $930,000 increase related to pre-commercial planning activities for pralatrexate; and

•                  a $300,000 increase in non-cash stock-based compensation expense, as discussed in more detail below.

Marketing, general and administrative expenses for the six months ended June 30, 2009 and 2008 were $15.0 million and $10.5 million, respectively.  The $4.5 million increase in marketing, general and administrative expenses in the six months ended June 30, 2009 as compared to the same period in 2008 was primarily due to the following:

•                  a $2.2 million increase related to key personnel changes and related travel and facilities costs, mainly attributable to additional headcount and increases in compensation costs year over year;

•                  a $2.0 million increase related to pre-commercial planning activities for pralatrexate; and

•                  a $370,000 increase in non-cash stock-based compensation expense, as discussed in more detail below.

For the second half of 2009, we expect our marketing, general and administrative expenses to increase relative to the amount recorded for the six months ended June 30, 2009 due to the following:

•                  an increase in costs relating to pre-commercial planning activities for pralatrexate;

•                  an increase in personnel costs, primarily resulting from additional headcount related to preparation for the potential commercial launch of pralatrexate, if it is approved for marketing; and

•                  an increase in non-cash stock-based compensation expense related to grants for new employees and two full quarters of expense related to our annual equity grants to existing employees that occurred at the end of February 2009, as discussed in more detail below.

Stock-based Compensation Expense.  Stock-based compensation expense for the three and six months ended June 30, 2009 and 2008 has been recognized in our Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Research and development	$847,029	$661,830	$1,711,443	$1,337,617
Clinical manufacturing	100,028	103,782	208,326	207,012
Marketing, general and administrative	1,522,524	1,223,536	2,927,967	2,559,030
Total stock-based compensation expense	$2,469,581	$1,989,148	$4,847,736	$4,103,659

Of the $2.5 million of stock-based compensation recognized in the three months ended June 30, 2009, $2.3 million was related to our stock option plans, $175,000 related to restricted stock and restricted stock units and $22,000 was related to our employee stock purchase plan.  The $2.0 million of stock-based compensation recognized in the three months ended June 30, 2008 was primarily related to our stock option plans. The $480,000 increase in stock-based compensation expense in the three months ended June 30, 2009 as compared to the same period in 2008 was primarily due to an increase in the number of options granted to new employees and to existing employees pursuant to our annual grants that occurred in February 2009.

Of the $4.8 million of stock-based compensation recognized in the six months ended June 30, 2009, $4.5 million was related to our stock option plans, $308,000 related to restricted stock and restricted stock units and $42,000 was related to our employee stock purchase plan.  Of the $4.1 million of stock-based compensation recognized in the six months ended June 30, 2008, $3.8 million was related to our stock option plans, $241,000 related to restricted stock and $25,000 was related to our employee stock purchase plan. The $744,000 increase in stock-based compensation expense in the six months ended June 30, 2009 as compared to the same period in 2008 was primarily due to an increase in the number of options granted to new employees and to existing employees pursuant to our annual grants that occurred in February 2009.

As of June 30, 2009, the unrecorded stock-based compensation balance related to stock option awards was $10.5 million and will be recognized over an estimated weighted-average amortization period of 1.4 years. As of June 30, 2009, the unrecorded stock-based compensation balance related to restricted stock unit awards was $801,000 and will be recognized over an estimated weighted-average amortization period of 1.7 years. As of June 30, 2009, the unrecorded stock-based compensation balance related to restricted stock awards was $193,000 and will be recognized over an estimated weighted-average amortization period of 1.3 years.

Interest and Other Income, Net.  Interest and other income, net for the three months ended June 30, 2009 and 2008 was $6,000 and $504,000, respectively.  The $498,000 decrease in interest and other income, net in the three months ended June 30, 2009 as compared to the same period in 2008 was primarily due to lower yields on our cash, cash equivalents and investments in marketable securities; in addition to a $149,000 loss during the three months ended June 30, 2009 on the disposal of certain software that was no longer in use. Interest and other income, net for the six months ended June 30, 2009 and 2008 was $179,000 and $1.1 million, respectively.  The $890,000 decrease in interest and other income, net in the six months ended June 30, 2009 as compared to the same period in 2008 was primarily due to lower yields on our cash, cash equivalents and investments in marketable securities, a realized loss of approximately $157,000 on the sale of certain of our investments in marketable securities during the three months ended March 31, 2009 and a $149,000 loss on the disposal of certain software that was no longer in use during the three months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2009, we had $105.2 million in cash, cash equivalents, and investments in marketable securities. Of this amount, $95.5 million was held in money market funds and $9.6 million was primarily held in high-grade corporate notes with a weighted average duration of the remaining time to maturity of three months.  Until required for use in our business, we invest our cash reserves in bank deposits, money market funds, high-grade corporate notes and U.S. government instruments in accordance with our investment policy.  We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of June 30, 2009.  We have the ability and intent to hold our remaining investments in marketable securities as of June 30, 2009 to their scheduled maturity, although we monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

Since our inception, we have financed our operations primarily through public and private sales of our equity securities, which have resulted in net proceeds to us of $376.7 million through June 30, 2009.  On April 3, 2009, we completed an underwritten public offering of 7,750,000 shares of our common stock at the public offering price of $6.30 per share, or the April 2009 Financing. We received net proceeds from the April 2009 Financing of $46.9 million, after deducting underwriting commissions and estimated offering expenses.  We have also generated approximately $23.7 million of net interest income since our inception from investing the net proceeds of these public and private sales of our equity securities.

We have used $264.0 million of cash for operating activities from our inception through June 30, 2009.  Net cash used to fund our operating activities for the six months ended June 30, 2009 and 2008 was $25.6 million and $19.5 million, respectively.

For fiscal year 2009, we currently anticipate that net cash use in operating activities will approximate $65 million to $70 million.  Our 2009 financial guidance includes the phase-in of key investments associated with the development of our sales and marketing, medical affairs and manufacturing operations in preparation for the potential commercialization of pralatrexate, as well as $5.8 million of milestone payments under our license agreement for pralatrexate payable upon FDA approval of our NDA.

Net cash provided from investing activities for the six months ended June 30, 2009 was $42.6 million and consisted primarily of the proceeds from maturities and sales of investments in marketable securities, partially offset by $554,000 for the acquisition of property and equipment.  Net cash used in investing activities for the six months ended June 30, 2008 was $18.1 million and consisted primarily of the purchase of investments in marketable securities, partially offset by the proceeds from maturities of investments in marketable securities.

Net cash provided by financing activities for the six months ended June 30, 2009 was $48.3 million and consisted primarily of the $46.9 million of net proceeds from the April 2009 Financing and $1.3 million of proceeds from the issuance of common stock associated with stock options exercised by our employees and sales of stock under our employee stock purchase plan.  Net cash provided by financing activities for the six months ended June 30, 2008 was $68.4 million and consisted primarily of the $65.2 million of net proceeds from the sale of 12,420,000 shares of our common stock in May 2008 in an underwritten public offering at a price of $5.64 per share and $3.2 million of proceeds from the issuance of common stock associated with stock options exercised by our employees and sales of stock under our employee stock purchase plan.

Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments in marketable securities as of June 30, 2009 should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

We anticipate continuing our current development programs and/or beginning other long-term development projects involving pralatrexate. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful.  In addition, if the FDA approves our NDA for pralatrexate for the treatment of patients with relapsed or refractory PTCL, we expect to incur significant costs relating to the potential commercialization of pralatrexate, including costs related to the development of our sales and marketing, medical affairs and manufacturing operations.  Therefore, we will need to raise additional capital to support our future operations.  Our actual capital requirements will depend on many factors, including:

•       the timing and outcome of our NDA for pralatrexate for the treatment of patients with relapsed or refractory PTCL;

•       the timing and costs associated with developing our sales and marketing, medical affairs and manufacturing operations for the potential commercialization of pralatrexate, if it is approved for marketing;

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

Obligations and Commitments

Royalty and License Fee Commitments for Pralatrexate

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to pralatrexate and its uses. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and are also required to make certain additional cash payments based upon the achievement of certain clinical development or regulatory milestones or the passage of certain time periods. To date, we have made aggregate milestone payments of $2.5 million based on the passage of time. Additionally, in May 2009, we made a milestone payment of $1.5 million based on the FDA accepting our NDA for review. In the future, we could make a milestone payment of $500,000 upon the earlier of achievement of a clinical development milestone or the passage of certain time periods, or the Clinical Milestone, and up to $8.8 million upon achievement of certain regulatory milestones, or the Regulatory Milestones, including regulatory approval to market pralatrexate in the United States or Europe. The last scheduled payment towards the Clinical Milestone of $500,000 is currently due on the earlier of FDA approval to market pralatrexate or December 23, 2009.  If we obtain FDA approval to market pralatrexate, we will also be obligated to make an additional milestone payment of $5.3 million, which represents a portion of the Regulatory Milestones. The up-front license fee and all milestone payments under the agreement have been or will be recorded to research and development expense when incurred. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net revenues arising from sales of the product or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, please see Note 9 of the unaudited June 30, 2009 financial statements included herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments as of June 30, 2009 consisted of cash, cash equivalents, investments in marketable securities, and accounts payable.  All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  We invest in marketable securities in accordance with our investment policy.  The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields.  Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.  The weighted average duration of the remaining time to maturity for our portfolio of investments in marketable securities as of June 30, 2009 was approximately three months.  As of June 30, 2009, our investments in marketable securities of $9.6 million were all classified as held-to-maturity and were held in a variety of interest-bearing instruments, consisting mainly of high-grade corporate notes. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of June 30, 2009.  The value of our investments in marketable securities may be adversely affected by rating downgrades or bankruptcies affecting the issuers of such securities, whether caused by instability in the global financial markets, lack of liquidity in the credit and capital markets, or other factors.  In response to the recent instability in the global financial markets, we reviewed our investments in marketable securities and sold certain investments that we deemed to have increased risk during the three months ended March 31, 2009.  We have the ability and intent to hold our remaining investments in marketable securities as of June 30, 2009 to their scheduled maturity, although we monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2009, the period to appeal the approval by the U.S. District Court for the District of Colorado of the settlement of the securities class action lawsuit to which we were a party lapsed during the three months ended March 31, 2009 without any further appeals being filed and the settlement is final.

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

We have a history of net losses and an accumulated deficit, and we may never generate revenue or achieve or maintain profitability in the future. *

Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations. To date, we have financed our operations primarily through the public and private sale of securities.  For the six months ended June 30, 2009, we had a net loss of $32.0 million.  As of June 30, 2009, we had accumulated a deficit during our development stage of $331.6 million.  We have incurred these losses principally from costs incurred in our research and development programs, clinical manufacturing and from our marketing, general and administrative expenses. We expect to continue incurring net losses for the foreseeable future. Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of pralatrexate, conduct clinical trials, obtain the necessary regulatory approvals, and manufacture and market pralatrexate. We may never generate revenue from product sales or become profitable. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for pralatrexate, and in preparing for the potential commercial launch of pralatrexate. We may not be able to continue as a going concern if we are unable to generate meaningful amounts of revenue to support our operations or cannot otherwise raise the necessary funds to support our operations.

Our near-term prospects are dependent on pralatrexate, our lead product candidate.  If we are unable to successfully develop and obtain regulatory approval for pralatrexate for the treatment of patients with relapsed or refractory PTCL, our ability to generate revenue will be significantly delayed. *

In February 2009, we announced the results of our pivotal Phase 2 PROPEL trial of pralatrexate in patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL. Based on the results of the trial, we submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for pralatrexate for the treatment of patients with relapsed or refractory PTCL in March 2009.  In May 2009, the FDA accepted the NDA for priority review and established a Prescription Drug User Fee Act date of September 24, 2009 for a decision regarding approval of the NDA. We cannot assure you that the design of, or data collected from, the PROPEL trial will be adequate to demonstrate the safety and efficacy of pralatrexate for the treatment of patients with relapsed or refractory PTCL, or otherwise be sufficient to support FDA or any foreign regulatory approval. The FDA may disagree with our interpretation of the results of the trial and determine that the data are not sufficient to support approval. If we fail to obtain regulatory approval for pralatrexate, we will be unable to market and sell pralatrexate and therefore may never generate meaningful amounts of revenue or become profitable.

Substantially all of our efforts and expenditures over the next few years will be devoted to pralatrexate as we discontinued the RH1 development program in June 2009.  Accordingly, our future prospects are dependent on the successful development, regulatory approval and commercialization of pralatrexate for the treatment of patients with relapsed or refractory PTCL. Even if we receive regulatory approval, pralatrexate is not expected to be commercially available for this or any other indication until at least September 2009. Further, certain of the indications that we are pursuing for pralatrexate have relatively low incidence rates, which may make it difficult for us to enroll a sufficient number of patients in our clinical trials on a timely basis, or at all, and may limit the revenue potential of pralatrexate. If we are unable to successfully develop, obtain regulatory approval for and commercialize pralatrexate for the treatment of patients with relapsed or refractory PTCL, our ability to generate revenue from product sales will be significantly delayed and our stock price will likely decline.

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

Pralatrexate may not be approved even if it achieves its endpoints in clinical trials. Regulatory agencies, including the FDA, or their advisors, may disagree with our interpretations of data from preclinical studies and clinical trials. The FDA has substantial discretion in the approval process, and when or whether regulatory approval will be obtained for any drug we develop. For example, even though we established an SPA agreement with the FDA for our PROPEL trial, there is no guarantee that the data generated from the PROPEL trial will be adequate to support FDA approval. Regulatory agencies also may approve a product candidate for fewer conditions than requested or may grant approval subject to the performance of post-marketing studies or risk evaluation and mitigation strategies for a product candidate. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of pralatrexate.

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

We will need to raise additional capital to support our future operations.  If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop or commercialize pralatrexate. *

Based upon the current status of our product development plans, we believe that our cash, cash equivalents, and investments in marketable securities as of June 30, 2009, should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.  We anticipate continuing our current development programs and/or beginning other long-term development projects involving pralatrexate. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful.  In addition, if the FDA approves our NDA for pralatrexate for the treatment of patients with relapsed or refractory PTCL, we expect to incur significant costs relating to the potential commercialization of pralatrexate, including costs related to the development of our sales and marketing, medical affairs and manufacturing operations.  Therefore, we will need to raise additional capital to support our future operations.  Our actual capital requirements will depend on many factors, including:

•	the timing and outcome of our NDA for pralatrexate for the treatment of patients with relapsed or refractory PTCL;

•

the timing and costs associated with developing our sales and marketing, medical affairs and manufacturing operations for the potential commercialization of pralatrexate, if it is approved for marketing;

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

We may seek to obtain this additional capital through equity or debt financings, arrangements with corporate partners, or from other sources. Such financings or arrangements, if successfully consummated, may be dilutive to our existing stockholders. However, there is no assurance that additional financing will be available when needed, or that, if available, we will obtain such financing on terms that are favorable to our stockholders or us. In particular, the current instability in the global financial markets and lack of liquidity in the credit and capital markets may adversely affect our ability to secure adequate capital to support our future operations.  In the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development, which we might otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.  If we are unable to generate meaningful amounts of revenue from future product sales, if any, or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our business and future prospects for revenue and profitability may be harmed.

If we are unable to develop adequate sales, marketing or distribution capabilities or enter into agreements with third parties to perform some of these functions, we will not be able to commercialize pralatrexate effectively. *

We have limited experience in sales, marketing and distribution.  If pralatrexate is approved for marketing, we intend to commercialize pralatrexate by building an oncology-focused U.S. sales and marketing organization.  To directly market and distribute pralatrexate, we must build a commercial organization with appropriate technical expertise and distribution capabilities. Although we are currently in the process of developing our sales, marketing and distribution capabilities, we may not be able to establish these capabilities on our own or enter into necessary or desirable arrangements with third parties in a timely manner or on acceptable terms.  Additionally, building sales, marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our sales, marketing and distribution capabilities to the desired levels.

We intend to enter into co-promotion or out-licensing arrangements with other pharmaceutical or biotechnology partners where necessary to reach foreign market segments that are not reachable by a U.S.-based sales force or when deemed strategically and economically advisable. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold pralatrexate, and some or all of the revenues we receive will depend upon the efforts of third parties, which may not be successful.

Acceptance of pralatrexate in the marketplace is uncertain, and failure to achieve market acceptance will limit our ability to generate revenue and become profitable. *

Even if pralatrexate is approved for marketing, pralatrexate may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

Physicians, patients, payors or the medical community in general may be unwilling to accept, utilize or recommend the use of pralatrexate.  If pralatrexate fails to achieve market acceptance, we may be unable to generate meaningful amounts of revenue or become profitable.

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

Pralatrexate is cytotoxic, which requires the manufacturers of pralatrexate to have specialized equipment and safety systems to handle such a substance. In addition, the starting materials for pralatrexate require custom preparations, which require us to manage an additional set of suppliers to obtain the needed supplies of pralatrexate.

We have entered into arrangements with one third-party manufacturer to produce pralatrexate bulk drug substance and two third-party manufacturers to produce pralatrexate formulated drug product.  We believe these third-party manufacturers have the capability to meet our clinical trial and commercial requirements, if pralatrexate is approved for marketing in the United States.  In addition,  we are in the process of establishing supply agreements for the commercial production of pralatrexate bulk drug substance and formulated drug product.  However, given our current lack of formal supply agreements and the fact that in many cases our components are supplied by a single source, our third party manufacturers may not be able to fulfill our potential commercial needs or meet our deadlines, or the components they supply to us may not meet our specifications and quality policies and procedures. If we need to find an alternative supplier of pralatrexate or its components, we may not be able to contract for those components on acceptable terms, if at all. Any such failure to supply or delay caused by such suppliers would have an adverse effect on our ability to continue clinical development of pralatrexate or commercialize pralatrexate, if it is approved for marketing.

Even if we obtain approval to market pralatrexate in one or more indications, our current or future manufacturers may be unable to accurately and reliably manufacture commercial quantities of pralatrexate at reasonable costs, on a timely basis and in compliance with the FDA’s cGMP. If our current or future contract manufacturers fail in any of these respects, our ability to timely complete our clinical trials, obtain required regulatory approvals and successfully commercialize pralatrexate may be materially and adversely affected. This risk may be heightened with respect to pralatrexate as there are a limited number of fill/finish manufacturers with the ability to handle cytotoxic products such as pralatrexate. Our reliance on contract manufacturers exposes us to additional risks, including:

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

Clinical trials must be conducted in accordance with the FDA’s current Good Clinical Practices or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign governmental agencies and Institutional Review Boards at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under cGMP and may require large numbers of test subjects. Clinical trials may be suspended by the FDA, other foreign governmental agencies, or us for various reasons, including:

•	deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;

•	deficiencies in the clinical trial operations or trial sites;

•	the product candidate may have unforeseen adverse side effects;

•	the time required to determine whether the product candidate is effective may be longer than expected;

•	fatalities or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;

•	the product candidate may not appear to be more effective than current therapies;

•	the quality or stability of the product candidate may fall below acceptable standards; or

•	insufficient quantities of the product candidate to complete the trials.

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

Pralatrexate may produce serious adverse events. These adverse events could interrupt, delay or halt clinical trials of pralatrexate and could result in the FDA or other regulatory authorities denying approval of pralatrexate for any or all targeted indications. An independent data safety monitoring board, the FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. We cannot assure you that pralatrexate will be safe for human use.

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

Health care reform measures could adversely affect our business. *

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. In the United States and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. For example, in some countries other than the United States, pricing of prescription drugs is subject to government control, and we expect proposals to implement similar controls in the United States to continue. Further, broad health care reform proposals are currently being considered by the U.S. Congress. We are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. The pendency or approval of such proposals or reforms could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships or licenses.

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

The testing and marketing of pharmaceutical products entail an inherent risk of product liability. Product liability claims might be brought against us by consumers or health care providers or by pharmaceutical companies or others selling our future products. If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities or be required to limit the commercialization of pralatrexate. We have obtained limited product liability insurance coverage for our human clinical trials. However, product liability insurance coverage is becoming increasingly expensive, and we may be unable to maintain such insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations. We may not be able to obtain commercially reasonable product liability insurance for pralatrexate, if it is approved for marketing.

Our success depends on retention of our President and Chief Executive Officer, Chief Medical Officer and other key personnel.

We are highly dependent on our President and Chief Executive Officer, Paul L. Berns, our Chief Medical Officer, Pablo J. Cagnoni, M.D., and other members of our management team. We are named as the beneficiary on a term life insurance policy covering Mr. Berns in the amount of $10.0 million. We also depend on academic collaborators for each of our research and development programs. The loss of any of our key employees or academic collaborators could delay the development and commercialization of pralatrexate or result in termination of our pralatrexate development program in its entirety. Mr. Berns and Dr. Cagnoni, as well as others on our executive management team, have employment agreements with us, but the agreements provide for “at-will” employment with no specified term. Our future success also will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization of pharmaceutical products. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unsuccessful in our recruitment and retention efforts, our business will be harmed.

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

For planning purposes, we estimate the timing of a variety of clinical, regulatory and other milestones, such as when a certain product candidate will enter clinical development, when a clinical trial will be initiated or completed, or when an application for regulatory approval will be filed. Some of our estimates are included in this report. Our estimates are based on information available to us as of the date of this report and a variety of assumptions. Many of the underlying assumptions are outside of our control. If milestones are not achieved when we estimated that they would be, investors could be disappointed and our stock price may decrease.

Warburg Pincus Private Equity VIII, L.P. controls a substantial percentage of the voting power of our outstanding common stock.*

On March 2, 2005, we entered into a Securities Purchase Agreement with Warburg Pincus Private Equity VIII, L.P., or Warburg, and certain other investors pursuant to which we issued and sold an aggregate of 2,352,443 shares of our Series A

Exchangeable Preferred Stock, or the Exchangeable Preferred, at a price per share of $22.10, for aggregate gross proceeds of approximately $52.0 million. On May 18, 2005, at our Annual Meeting of Stockholders, our stockholders voted to approve the issuance of shares of our common stock upon exchange of shares of the Exchangeable Preferred. As a result of such approval, we issued a total of 23,524,430 shares of common stock upon exchange of 2,352,443 shares of Exchangeable Preferred. In connection with its purchase of the Exchangeable Preferred, Warburg and certain of its affiliates entered into a standstill agreement pursuant to which they agreed not to pursue, for so long as they continue to own a specified number of shares of our common stock, certain activities the purpose or effect of which may be to change or influence the control of the Company.

On May 29, 2008, we sold 12,420,000 shares of our common stock in an underwritten public offering at a price of $5.64 per share, for aggregate net proceeds of $65.2 million.  Warburg purchased 3,500,000 shares of the 12,420,000 shares sold in such public offering.

As of June 30, 2009, we had 89,389,188 shares of common stock outstanding, of which Warburg owned 26,124,430 shares, or approximately 29.2% of the voting power of our outstanding common stock.  Although Warburg has entered into a standstill agreement with us, Warburg is, and will continue to be, able to exercise substantial influence over any actions requiring stockholder approval.

Anti-takeover provisions in our charter documents and under Delaware law could discourage, delay or prevent an acquisition of us, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.*

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. In addition, these provisions may make it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:

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

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders. Notwithstanding the foregoing, the three-year moratorium imposed on business combinations by Section 203 will not apply to Warburg because, prior to the date on which Warburg became an interested stockholder, our board of directors approved the transactions that resulted in Warburg becoming an interested stockholder. However, in connection with its purchase of Exchangeable Preferred in March 2005, Warburg and certain of its affiliates entered into a standstill agreement pursuant to which they agreed not to pursue, for so long as they continue to own a specified number of shares of our common stock, certain activities the purpose or effect of which may be to change or influence the control of the Company.

We have adopted a stockholder rights plan that may discourage, delay or prevent a merger or acquisition that is beneficial to our stockholders.*

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

Because Warburg owns a substantial percentage of our outstanding common stock, we amended the stockholder rights plan in connection with Warburg’s purchase of Exchangeable Preferred in March 2005 to provide that Warburg and its affiliates will be exempt from the stockholder rights plan, unless Warburg and its affiliates become, without the prior consent of our board of directors, the beneficial owner of more than 44% of our common stock. Likewise, in connection with our completion of an underwritten offering of 9,000,000 shares of common stock in February 2007, we amended the stockholder rights plan to provide that Baker Brothers Life Sciences, L.P. and certain other affiliated funds, which are collectively referred to herein as “Baker,” will be exempt from the stockholder rights plan, unless Baker becomes, without the prior consent of our board of directors, the beneficial owner of more than 20% of our common stock.  According to filings with the Securities and Exchange Commission, or SEC, Baker owned less than 10% of our outstanding common stock as of February 2009. Under the stockholder rights plan, our board of directors has express authority to amend the rights plan without stockholder approval.

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

Our liquidity, capital resources and results of operations may be adversely affected by declines in the value of our investments in marketable securities.*

As of June 30, 2009, we had $105.2 million in cash, cash equivalents, and investments in marketable securities.  Until required for use in our business, we invest our cash reserves in bank deposits, money market funds, high-grade corporate notes and U.S. government instruments in accordance with our investment policy.  Our investments in marketable securities as of June 30, 2009, totaling $9.6 million, primarily consisted of high-grade corporate notes.  The weighted average duration of the remaining time to maturity for our portfolio of investments in marketable securities as of June 30, 2009 was approximately three months.  We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of June 30, 2009.

Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments in marketable securities as of June 30, 2009 should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.  In particular, our liquidity, capital resources and results of operations may be adversely affected by declines in the value of our investments in marketable securities.  The value of our investments in marketable securities may be adversely affected by rating downgrades or bankruptcies affecting the issuers of such securities, whether caused by instability in the global financial markets, lack of liquidity in the credit and capital markets, or other factors.  For example, during the three months ended March 31, 2009, we realized a loss of approximately $157,000 on the sale of certain of our investments in marketable securities, which were sold in order to preserve our principal as the issuers of those securities experienced significant deteriorations in their creditworthiness as evidenced by investment rating downgrades.  We have the ability and intent to hold our remaining investments in marketable securities as of June 30, 2009 to their scheduled maturity, although we monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

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

Substantial sales of shares may impact the market price of our common stock. *

If our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we consider appropriate. We are unable to predict the effect that sales may have on the then prevailing market price of our common stock.  We have entered into a Registration Rights Agreement with Warburg pursuant to which Warburg is entitled to certain registration rights with respect to shares of our common stock.  On July 20, 2009, we filed a Registration Statement on Form S-3 with the SEC providing for the registration for resale by Warburg of up to 26,124,430 shares of our common stock.  To date, the SEC has not declared the registration statement effective.

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

We held our 2009 Annual Meeting of Stockholders on June 23, 2009.  At such meeting, the following actions were voted upon:

a.         Election of Directors

	For	Withheld
Stephen J. Hoffman, Ph.D., M.D.	50,625,541	23,304,071
Paul L. Berns	72,689,616	1,239,996
Michael D. Casey	72,636,428	1,293,184
Stewart Hen	72,124,477	1,805,135
Jeffrey R. Latts, M.D.	72,691,273	1,238,339
Jonathan S. Leff	72,058,848	1,870,764
Timothy P. Lynch	72,640,208	1,289,404
David M. Stout	72,852,909	1,076,703

b.           Approval of an amendment to the Company’s 2008 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan by 5,750,000 shares.

For	Against	Abstentions
58,953,764	5,086,675	259,438

c.            Ratification of the selection by the audit committee of the board of directors of the Company of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

For	Against	Abstentions
73,728,816	110,158	90,638

ITEM 5.	OTHER INFORMATION	None

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	7/20/2009	3.1
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	7/20/2009	3.2
3.3	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	7/20/2009	3.3
3.4	Certificate of Amendment to the Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	7/20/2009	3.4
4.1	Amendment to Rights Agreement, dated as of July 17, 2009, between the Company and Mellon Investor Services LLC.	8-K	7/20/2009	4.1
10.1†	Summary of Compensation Arrangements for Non-Employee Directors.				X
10.2†	First Amendment to Second Amended and Restated Employment Agreement, dated as of May 20, 2009, between the Company and Paul L. Berns.	8-K	5/22/2009	10.1
10.3†	First Amendment to Amended and Restated Employment Agreement, dated as of May 20, 2009, between the Company and Pablo J. Cagnoni, MD.	8-K	5/22/2009	10.2
10.4†	First Amendment to Amended and Restated Employment Agreement, dated as of May 20, 2009, between the Company and James V. Caruso.	8-K	5/22/2009	10.3
10.5†	First Amendment to Amended and Restated Employment Agreement, dated as of May 20, 2009, between the Company and Marc H. Graboyes.	8-K	5/22/2009	10.4
10.6†	Allos Therapeutics, Inc. Amendment No. 1 to Change in Control Severance Benefit Schedule, adopted May 19, 2009.	8-K	5/22/2009	10.5
10.7†	Employment Agreement, effective June 25, 2009, between the Company and David C. Clark.	8-K	6/26/2009	10.1
10.8†	Allos Therapeutics, Inc. 2008 Equity Incentive Plan, as amended.	8-K	6/26/2009	10.2
31.1	Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a).				X
31.2	Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a).				X
32.1#	Section 1350 Certification.				X

†	Indicates management contract or compensatory plan or arrangement.

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

Date: August 4, 2009	ALLOS THERAPEUTICS, INC.

/s/ Paul L. Berns
Paul L. Berns
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David C. Clark
David C. Clark
Vice President, Finance and Treasurer
(Principal Financial and Accounting Officer)