Form 10-Q
period 2009-09-30
ALLOS THERAPEUTICS INC
filed 2009-11-03
CIK 1097264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2009.

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

As of October 30, 2009, there were 103,941,015 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ALLOS THERAPEUTICS, INC.

FORM 10-Q

PART I. Financial Information		3
ITEM 1.	Financial Statements (unaudited)	3
	Balance Sheets — as of September 30, 2009 and December 31, 2008	3
	Statements of Operations — for the three and nine months ended September 30, 2009 and 2008 and the cumulative period from September 1, 1992 (date of inception) through September 30, 2009	4
	Statements of Cash Flows — for the nine months ended September 30, 2009 and 2008 and the cumulative period from September 1, 1992 (date of inception) through September 30, 2009	5
	Notes to Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26
ITEM 4.	Controls and Procedures	27
PART II. Other Information		28
ITEM 1.	Legal Proceedings	28
ITEM 1A.	Risk Factors	28
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
ITEM 3.	Defaults Upon Senior Securities	44
ITEM 4.	Submission of Matters to a Vote of Security Holders	44
ITEM 5.	Other Information	44
ITEM 6.	Exhibits	44
SIGNATURES		45

NOTE:

Allos Therapeutics, Inc., the Allos Therapeutics, Inc. logo,  FOLOTYN, the FOLOTYN logo and all other Allos names are trademarks of Allos Therapeutics, Inc. in the United States and in other selected countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to “Allos,” the “Company,” “we,” “us,” and “our” refer to Allos Therapeutics, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$62,377,663	$30,458,424
Restricted cash	237,632	237,632
Investments in marketable securities	21,392,678	53,468,942
Prepaid research and development expenses	854,491	919,384
Prepaid expenses and other assets	3,259,917	2,772,235
Total current assets	88,122,381	87,856,617
Property and equipment, net	1,990,365	1,307,084
Investments in marketable securities	344,443	38,480
Intangible asset, net	5,792,561	—
Other assets	99,242	137,423
Total assets	$96,348,992	$89,339,604
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,019,048	$280,526
Accrued liabilities	7,924,617	9,594,712
Total current liabilities	10,943,665	9,875,238
Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2009 and December 31, 2008; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,500,000 and 1,000,000 shares designated from authorized preferred stock at September 30, 2009 and December 31, 2008, respectively; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at September 30, 2009 and December 31, 2008; 89,901,688 and 81,238,812 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	89,902	81,239
Additional paid-in capital	435,601,429	379,042,015
Deficit accumulated during the development stage	(350,286,004)	(299,658,888)
Total stockholders’ equity	85,405,327	79,464,366
Total liabilities and stockholders’ equity	$96,348,992	$89,339,604

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from September 1, 1992 (date of inception) through September 30,
	2009	2008	2009	2008	2009

Operating expenses:
Research and development	$6,025,486	$6,360,950	$18,900,803	$17,738,486	$168,048,727
Clinical manufacturing	1,512,341	1,727,630	5,773,776	4,799,240	47,133,028
Marketing, general and administrative	11,327,073	5,326,357	26,326,317	15,776,485	152,200,286
Amortization of intangible asset	7,439	—	7,439	—	7,439
Restructuring and separation costs	—	—	—	—	1,663,821

Total operating expenses	18,872,339	13,414,937	51,008,335	38,314,211	369,053,301

Loss from operations	(18,872,339)	(13,414,937)	(51,008,335)	(38,314,211)	(369,053,301)
Gain on settlement claims	—	—	—	—	5,110,083
Interest and other income, net	125,752	254,416	304,402	1,323,376	23,816,861

Loss before income taxes	(18,746,587)	(13,160,521)	(50,703,933)	(36,990,835)	(340,126,357)

Income tax benefit	76,817	—	76,817	—	76,817

Net loss	(18,669,770)	(13,160,521)	(50,627,116)	(36,990,835)	(340,049,540)

Dividend related to beneficial conversion feature of preferred stock	—	—	—	—	(10,236,464)

Net loss attributable to common stockholders	$(18,669,770)	$(13,160,521)	$(50,627,116)	$(36,990,835)	$(350,286,004)

Net loss per share: basic and diluted	$(0.21)	$(0.16)	$(0.58)	$(0.50)

Weighted average shares outstanding: basic and diluted	89,543,949	80,752,024	86,581,372	73,554,904

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,		Cumulative Period From September 1, 1992 (date of inception) through
	2009	2008	September 30, 2009
Cash Flows From Operating Activities:
Net loss	$(50,627,116)	$(36,990,835)	$(340,049,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	314,290	304,322	4,155,335
Stock-based compensation expense	6,602,733	5,936,499	46,904,901
Amortization of intangible asset	7,439	—	7,439
Write-off of long-term investment	—	—	1,000,000
Realized loss on sale of marketable securities	157,141	551,698	708,839
Other	149,040	—	266,849
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(384,606)	(987,188)	(4,203,648)
Interest receivable on investments	686,062	(539,283)	(147,098)
Trade accounts payable	2,738,522	961,838	3,019,048
Accrued liabilities	(1,670,095)	55,884	7,924,617
Net cash used in operating activities	(42,026,590)	(30,707,065)	(280,413,258)
Cash Flows From Investing Activities:
Acquisition of property and equipment	(1,146,612)	(530,067)	(6,059,423)
Pledge of restricted cash	—	(237,632)	(237,632)
Cash paid for license	(5,800,000)	—	(5,800,000)
Purchases of marketable securities	(18,216,703)	(94,048,013)	(627,812,960)
Proceeds from maturities of marketable securities	45,250,000	54,140,827	594,872,797
Proceeds from sales of marketable securities	3,893,800	6,747,500	10,641,300
Purchase of long-term investment	—	—	(1,000,000)
Payments received on notes receivable	—	—	49,687
Net cash provided by (used in) investing activities	23,980,485	(33,927,385)	(35,346,231)
Cash Flows From Financing Activities:
Principal payments under capital leases	—	—	(422,088)
Proceeds from sales leaseback	—	—	120,492
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	89,125,640
Proceeds from issuance of common stock associated with stock options, stock warrants and employee stock purchase plan	3,008,555	4,905,755	18,019,372
Proceeds from issuance of common stock, net of issuance costs	46,956,789	65,185,128	271,293,736
Net cash provided by financing activities	49,965,344	70,090,883	378,137,152
Net increase in cash and cash equivalents	31,919,239	5,456,433	62,377,663
Cash and cash equivalents, beginning of period	30,458,424	15,919,664	—
Cash and cash equivalents, end of period	$62,377,663	$21,376,097	$62,377,663
Supplemental Schedule of Cash and Non-cash Operating and Financing Activities:
Cash paid for interest	$—	$—	$1,033,375
Issuance of stock in exchange for license agreement	—	—	40,000
Capital lease obligations incurred for acquisition of property and equipment	—	—	422,088
Issuance of stock in exchange for notes receivable	—	—	139,687
Conversion of preferred stock to common stock	—	—	89,125,640

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.                 Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, for a broader discussion of our business and the opportunities and risks inherent in such business.

Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations.  Our activities have consisted primarily of developing product candidates, raising capital and recruiting personnel.  We are currently focused on the development and commercialization of FOLOTYNTM (pralatrexate injection), a selective antifolate designed to accumulate preferentially in cancer cells. On September 24, 2009, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of FOLOTYN for use as a single agent for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL. FOLOTYN represents our first drug approved for marketing in the United States. FOLOTYN is the first and only drug approved by the FDA for its indication and represents a new treatment option for patients with relapsed or refractory PTCL. We began making FOLOTYN available for commercial sale in the United States on October 5, 2009, with an anticipated commercial launch in January 2010.  Accordingly, while we are considered to be in the development stage as of September 30, 2009, we have since commenced our planned principal operations and will no longer be considered to be in the development stage as of October 2009.

Liquidity

We are a biopharmaceutical company committed to the development and commercialization of innovative anti-cancer therapeutics. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with one or more potential strategic partners.  Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully commercialize FOLOTYN for the treatment of patients with relapsed or refractory PTCL.  We may continue incurring net losses for the foreseeable future. We may never generate significant revenue from product sales or become profitable. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials and seeking additional regulatory approvals for FOLOTYN, and commercializing FOLOTYN for the treatment of patients with relapsed or refractory PTCL.  Clinical development timelines, likelihood of success and total costs vary widely and are impacted by a variety of risks and uncertainties.

As of September 30, 2009, we had $84.1 million in cash, cash equivalents and investments in marketable securities.  Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments in marketable securities as of September 30, 2009, together with the net proceeds of approximately $93.0 million from the October 2009 Financing discussed in Note 11, Subsequent Events, should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.  Our forecast of the period of time through which our financial resources will be adequate to support our operations involves risks and uncertainties, and actual results could vary materially.

We anticipate continuing our current development programs and beginning other long-term development projects involving FOLOTYN, including the post-approval clinical studies required for FOLOTYN. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful.  In addition, we expect to incur significant costs relating to the commercialization of FOLOTYN, including costs related to our sales and marketing, medical affairs and manufacturing operations.  Therefore, we may need to raise additional capital to support our future operations.  Our actual capital requirements will depend on many factors, including:

•                  the timing and amount of revenues generated from the sale of FOLOTYN;

•                  the timing and costs associated with developing our sales and marketing, medical affairs and manufacturing operations for the commercialization of FOLOTYN;

•                  the timing and costs associated with manufacturing clinical and commercial supplies of FOLOTYN;

•                  the timing and costs associated with conducting preclinical and clinical development of FOLOTYN, as well as our evaluation of, and decisions with respect to, additional therapeutic indications for which we may develop FOLOTYN;

•                  the timing and costs associated with completing the post-approval clinical studies required by the FDA;

•                  the timing, costs and potential revenue associated with any co-promotion or other partnering arrangements entered into to commercialize FOLOTYN; and

•                  our evaluation of, and decisions with respect to, potential in-licensing or product acquisition opportunities or other strategic alternatives.

We may seek to obtain this additional capital through equity or debt financings, arrangements with corporate partners, or from other sources. Such financings or arrangements, if successfully consummated, may be dilutive to our existing stockholders. However, there is no assurance that additional financing will be available when needed, or that, if available, we will obtain such financing on terms that are favorable to our stockholders or us. In the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development, which we might otherwise seek to develop or commercialize ourselves, on terms that are less favorable than might otherwise be available.  If we are unable to generate meaningful amounts of revenue from future product sales or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our business and future prospects for revenue and profitability may be harmed.

2.           Fair Value of Financial Instruments

Cash, Cash Equivalents and Investments in Marketable Securities

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The carrying values of our cash equivalents and investments in marketable securities approximate their market values based on quoted market prices. Investments in marketable securities are classified as held to maturity and are carried at cost plus accrued interest. Our cash and cash equivalents are maintained in a financial institution in amounts that, at times, may exceed federally insured limits. We realized a loss of approximately $0 and $157,000 on the sale of certain of our investments in marketable securities during the three and nine months ended September 30, 2009, respectively.  We realized a loss of approximately $552,000 on the sale of certain of our investments in marketable securities during the three and nine months ended September 30, 2008.  In response to the instability in the global financial markets during these periods, we reviewed our investments in marketable securities and sold certain investments prior to their maturity in order to preserve our principal, as the issuers of those securities experienced significant deteriorations in their creditworthiness as evidenced by investment rating downgrades.  We have the ability and intent to hold our remaining investments in marketable securities as of September 30, 2009 to their scheduled maturity, although we monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs. The weighted average duration of the remaining time to maturity for our portfolio of investments in marketable securities as of September 30, 2009 was approximately five months.  As of September 30, 2009, our investments in marketable securities were held in a variety of interest-bearing instruments, consisting mainly of U.S. Treasury bills, certificates of deposit and high-grade corporate notes. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of September 30, 2009.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy prioritizes the inputs into valuation techniques used to measure fair value. Accordingly, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value. The three levels of the hierarchy are as follows:

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

We have no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of September 30, 2009.  Our financial instruments include cash and cash equivalents, investments in marketable securities, prepaid expenses, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate their fair value due to their short maturities. The carrying value of our cash held in money market funds totaling $52.6 million as of September 30, 2009 is included in cash and cash equivalents on our Balance Sheet and approximates market values based on quoted market prices, or Level 1 inputs.

3.                 Prepaid Expenses and Other Assets

Prepaid expenses and other assets are comprised of the following:

	September 30, 2009	December 31, 2008
Prepaid sales, marketing and medical affairs expenses	$1,988,788	$174,800
Prepaid expenses and other assets	1,271,129	597,435
Receivable and cash in escrow related to litigation settlement (see Note 9)	—	2,000,000
	$3,259,917	$2,772,235

4.                 Intangible asset, net

Costs incurred for products or product candidates not yet approved by the FDA and for which no alternative future use exists are recorded as expense. In the event a product or product candidate has been approved by the FDA or an alternative future use exists for a product or product candidate, patent and license costs are capitalized and amortized over the shorter of the expected patent life and the expected life cycle of the related product or product candidate.

As a result of the FDA’s approval to market FOLOTYN on September 24, 2009, we met a milestone under our license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, discussed in Note 9, which required us to make a milestone payment of $5.8 million. We capitalized the $5.8 million payment as an intangible asset and began amortizing the asset immediately following the FDA approval to market FOLOTYN. Amortization expense will be recorded on a straight line basis over the remaining expected life of the patent for FOLOTYN, which we expect to last until July 16, 2022. This includes the anticipated Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development. This term is our best estimate of the life of the patent. If, however, the Hatch-Waxman extension is not granted, the intangible asset will be amortized over a shorter period. The amortization expense for the three and nine months ended September 30, 2009 totaling $7,439 is recorded as amortization of intangible assets in the statement of operations.  The estimated annual amortization expense for the intangible asset is approximately $121,000 in 2009, $454,000 per year during 2010 through 2021 and $234,000 in 2022.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. No impairment occurred for the three and nine months ended September 30, 2009 on the intangible asset, net of $5,792,561.

5.                 Accrued Liabilities

Accrued liabilities are comprised of the following:

	September 30, 2009	December 31, 2008
Accrued personnel costs	$3,488,483	$2,816,404
Accrued sales and marketing expenses	1,403,790	695,255
Accrued research and development expenses	1,365,022	2,272,219
Accrued clinical manufacturing expenses	726,902	1,153,028
Accrued litigation settlement costs (see Note 9)	—	2,000,000
Accrued expenses—other	940,420	657,806
	$7,924,617	$9,594,712

6.                 Stockholders’ Equity

On April 3, 2009, we completed an underwritten public offering of 7,750,000 shares of our common stock at the public offering price of $6.30 per share. We received net proceeds from the offering of $47.0 million, after deducting $1.4 million of underwriting discounts and commissions and approximately $473,000 of offering expenses.

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

On July 20, 2009, we filed a Shelf Registration Statement on Form S-3 with the SEC providing for the registration for sale by us of an aggregate of up to $150 million of shares of our common stock and preferred stock, depositary shares, various series of debt securities and warrants to purchase any of such securities, either individually or in units, and also providing for the registration for resale by Warburg Pincus Private Equity VIII, L.P., or Warburg, of up to 26,124,430 shares of our common stock.  We will not receive any proceeds from sales of common stock by Warburg, if any.  The SEC declared the registration statement effective on August 28, 2009.  In October 2009, we completed an underwritten public offering of 14,000,000 shares of our common stock, which resulted in net proceeds to us of approximately $93.0 million as discussed in Note 11, Subsequent Events.

7.                 Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2009 and 2008 has been recognized in the accompanying Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development	$(68,784)	$609,767	$1,642,659	$1,947,384
Clinical manufacturing	113,207	98,744	321,533	305,756
Marketing, general and administrative	1,710,574	1,124,329	4,638,541	3,683,359
Total stock-based compensation expense	$1,754,997	$1,832,840	$6,602,733	$5,936,499

Effective September 30, 2009, Pablo J. Cagnoni, M.D., our Senior Vice President and Chief Medical Officer (CMO), resigned.  As a result of his resignation, we adjusted the forfeiture rate applied to his equity compensation, which resulted in a one-time $906,000 reversal of research and development stock-based compensation expense during the three and nine months ended September 30, 2009, of which $699,000 related to stock option awards, $166,000 related to restricted stock awards and $41,000 related to restricted stock unit awards.

We did not recognize a related tax benefit during the three or nine months ended September 30, 2009 and 2008 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of September 30, 2009.  No stock-based compensation expense was capitalized on our Balance Sheets as of September 30, 2009 and December 31, 2008.

The following table summarizes activity and related information for our stock option awards:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	7,236,512	$5.14	3,122,681	$4.15
Granted	2,570,812	6.80
Exercised	(935,899)	3.13
Forfeited	(401,615)	6.27
Outstanding at September 30, 2009	8,469,810	$5.81	3,694,435	$5.04

During the nine months ended September 30, 2009, we granted 2,570,812 stock options with a weighted-average grant-date fair value of $4.21 per share.  During the three months ended September 30, 2009 and 2008, we recorded stock-based compensation related to our stock option plans of $1,754,077 and $1,732,134, respectively.  During the nine months ended September 30, 2009 and 2008, we recorded stock-based compensation related to our stock option plans of $6,251,721 and $5,569,655, respectively. The stock-based compensation expense amounts for the three and nine months ended September 30, 2009 include the $699,000 one-time reversal related to the resignation of our former CMO discussed above. As of September 30, 2009, the unrecorded stock-based compensation balance related to stock option awards was $9,314,161 and will be recognized over an estimated weighted-average amortization period of 1.4 years.

The following table summarizes information about outstanding stock options that are fully vested and currently exercisable, and outstanding stock options that are expected to vest in the future:

	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value
As of September 30, 2009:
Options fully vested and exercisable	3,694,435	5.9	$5.04	$8,438,284
Options expected to vest, including effects of expected forfeitures	4,029,799	8.9	$6.39	3,998,120
Options fully vested and expected to vest	7,724,234	7.4	$5.74	$12,436,404

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $7.25 as of September 30, 2009, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.  The total number of in-the-money options exercisable as of September 30, 2009 was 3,083,118.

The total intrinsic value of options exercised during the three months ended September 30, 2009 and 2008 was $2,775,020 and $1,522,485, respectively, determined as of the date of option exercise.  The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $4,369,503 and $2,966,342, respectively, determined as of the date of option exercise. We settle employee stock option exercises with newly issued common shares.  No tax benefits were realized by us in connection with these exercises during the three or nine months ended September 30, 2009 and 2008 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit.

The following table summarizes activity and related information for restricted stock, or RS, awards:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested RS at December 31, 2008	293,750	$4.07
Granted	—	—
Vested	(131,250)	3.81
Forfeited	(37,500)	6.17
Nonvested RS at September 30, 2009	125,000	$3.72

The shares of restricted stock vest in four equal annual installments from the date of grant.  During the three months ended September 30, 2009 and 2008, we recorded stock-based compensation related to restricted stock awards of $(118,862) and $85,691, respectively.  During the nine months ended September 30, 2009 and 2008, we recorded stock-based compensation related to restricted stock awards of $21,212 and $326,670, respectively.  The stock-based compensation expense amounts for the three and nine months ended September 30, 2009 include the $166,000 one-time reversal related to the resignation of our former CMO discussed above.  As of September 30, 2009, the unrecorded stock-based compensation balance related to restricted stock awards was $83,259 and will be recognized over an estimated weighted-average amortization period of 1.2 years.

The following table summarizes activity and related information for restricted stock unit, or RSU, awards:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested RSU at December 31, 2008	—	$—
Granted	173,981	6.51
Vested	—	—
Forfeited	(23,873)	6.40
Nonvested RSU at September 30, 2009	150,108	$6.52

The shares of restricted stock unit awards vest in four equal annual installments from the date of grant.  Upon vesting of the restricted stock unit awards, we issue unrestricted shares of our common stock.  During the three months ended September 30, 2009 and 2008, we recorded stock-based compensation related to restricted stock unit awards of $87,054 and $0, respectively.  During the nine months ended September 30, 2009 and 2008, we recorded stock-based compensation related to restricted stock unit awards of $254,644 and $0, respectively.  The stock-based compensation expense amounts for the three and nine months ended September 30, 2009 include the $41,000 one-time reversal related to the resignation of our former CMO discussed above.  As of September 30, 2009, the unrecorded stock-based compensation balance related to restricted stock unit awards was $621,672 and will be recognized over an estimated weighted-average amortization period of 1.7 years.

8.                 Net Loss Per Share

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

Diluted net loss per share is the same as basic net loss per share for all periods presented because any potential dilutive common shares were anti-dilutive due to our net loss (as including such shares would decrease our basic net loss per share). Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because we reported a net loss for the three and nine months ended September 30, 2009 and 2008, all potentially dilutive common shares have been excluded from the computation of the dilutive net loss per share for all periods presented. Such potentially dilutive common shares consist of the following:

	September 30,
	2009	2008
Common stock options	8,469,810	7,003,180
Unvested restricted stock	125,000	293,750
Unvested restricted stock units	150,108	—
	8,744,918	7,296,930

9.                 Commitments and Contingencies

Royalty and License Fee Commitments for FOLOTYN

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement. To date, we have made aggregate milestone payments of $2.5 million based on the passage of time. Additionally, in May and September 2009, we made milestone payments of $1.5 million based on the FDA accepting our New Drug Application for review and $5.8 million based on the FDA approval to market FOLOTYN, respectively.  We are also required to make an additional milestone payment of $3.5 million upon regulatory approval to market FOLOTYN in Europe. The up-front license fee and all milestone payments under the agreement prior to FDA approval to market FOLOTYN were recorded to research and development expense as incurred. All milestone payments under the agreement subsequent to FDA approval to market FOLOTYN were or will be capitalized and amortized over the expected useful life. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net sales of the product, which may be different than our net product revenue recognized in accordance with U.S. GAAP, or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.

Contingencies

We were named as a defendant in a purported securities class action lawsuit filed in May 2004 seeking unspecified damages relating to the issuance of allegedly false and misleading statements regarding EFAPROXYN during the period from May 29, 2003 to April 29, 2004 and subsequent declines in our stock price. In an opinion dated October 20, 2005, the U.S. District Court for the District of Colorado concluded that the plaintiffs’ complaint failed to meet the legal requirements applicable to its alleged claims and dismissed the lawsuit. On November 20, 2005, the plaintiffs appealed the District Court’s decision to the U.S. Court of Appeals for the Tenth Circuit. On February 6, 2008, the parties signed a stipulation of settlement, settling the case for $2,000,000. The settlement was subject to various conditions, including, without limitation, approval of the District Court.  On January 29, 2009, the District Court issued its Order and Final Judgment approving the settlement, including the releases of the defendants for which the settlement provided.  Neither we nor our former officer, who was also named as a defendant, admitted any liability in connection with the settlement.  The amount of the settlement in excess of our deductible was covered by our insurance carrier.  The period to appeal the District Court’s approval of the settlement lapsed during the three months ended March 31, 2009 without any further appeals being filed and the settlement is final. We have no further obligations related to this lawsuit and have no accrual remaining related to the settlement.

10.          Recent Accounting Pronouncements

On January 1, 2009, we adopted new accounting guidance for business combinations issued by the Financial Accounting Standards Board, or the FASB, that generally requires an acquirer (1) to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions, (2) in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values, (3) to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer, (4) to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. We have not entered into any business combinations and will apply this new guidance to any business combinations in the future.

On January 1, 2009, we adopted new accounting guidance for noncontrolling interests in a subsidiary issued by the FASB.  This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The guidance also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  We currently do not have any subsidiaries.

On January 1, 2009, we adopted new accounting guidance issued by the FASB to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. We currently do not have any derivative instruments.

On January 1, 2009, we adopted new accounting guidance issued by the FASB to address whether instruments granted in share-based payment transactions are participating securities prior to their vesting and therefore need to be included in the earnings per share calculation under the two-class method. This guidance requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as participating securities and thus, include them in calculations of basic earnings per share. There was no impact to our financial statements.

In April 2009, the FASB issued new accounting guidance that requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance also requires those disclosures in summarized financial information at interim reporting periods.  We adopted this guidance on April 1, 2009.  The required disclosures are included in Note 2, Fair Value of Financial Instruments.

In April 2009, the FASB issued new accounting guidance that amends the existing other-than-temporary impairment guidance for debt securities to make it more operational and to improve the presentation and disclosure of such impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  We adopted this guidance on April 1, 2009 and it did not materially impact our financial statements.

In May 2009, the FASB issued new accounting guidance that establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  We adopted this guidance on April 1, 2009, and the required disclosures are included in Note 11, Subsequent Events.

In June 2009, the FASB issued accounting guidance that eliminates the exemption from consolidation for qualifying special-purpose entities, effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. We are currently evaluating the potential impact of this guidance.

In June 2009, the FASB issued accounting guidance that assists in determining whether an enterprise has a controlling financial interest in a variable interest entity. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We are currently evaluating the potential impact of this guidance on our financial statements.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. We adopted this Codification during the third quarter of 2009.  As the Codification does not change or alter existing U.S. GAAP, it did not have any impact on our financial position or results of operations.

In October 2009, the FASB issued new accounting guidance related to revenue arrangements with multiple deliverables that provides principles for allocation of consideration among an arrangement’s multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are currently evaluating the impact of adopting this guidance on our financial statements.

11.  Subsequent Events

We have evaluated all subsequent events through November 3, 2009, the date which these financial statements were issued.

On October 13, 2009, we completed an underwritten public offering of 14,000,000 shares of our common stock at the public offering price of $7.10 per share (the October 2009 Financing). We received net proceeds from the offering of approximately $93.0 million, after deducting underwriting discounts and commissions and estimated offering expenses. We have also granted the underwriters an option through November 6, 2009 to purchase up to an aggregate of 2,100,000 additional shares of common stock to cover over-allotments, if any.  We currently anticipate using the net proceeds of the offering primarily for activities relating to the commercialization of FOLOTYN, preclinical research and clinical development of FOLOTYN, and for general corporate purposes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements regarding our commercialization of FOLOTYN for patients with relapsed or refractory peripheral T-cell lymphoma; our projected timeline to present top line results from our Phase 2b trial comparing FOLOTYN and Tarceva (erlotinib) in patients with advanced non-small cell lung cancer; our projected net cash use in operating activities for fiscal year 2009; other statements regarding our future product development and regulatory strategies, including our intent to develop or seek regulatory approval for FOLOTYN in specific indications; the ability of our third-party manufacturers to support our requirements for drug supply; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements that are other than statements of historical fact. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our, or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed in Part II, Item 1A of this report under the caption “Risk Factors.” All forward-looking statements included in this report are based on information available to us as of the date hereof and we undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances. Forward-looking statements not specifically described above also may be found in these and other sections of this report.

Overview

We are a biopharmaceutical company committed to the development and commercialization of innovative anti-cancer therapeutics. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with one or more potential strategic partners. We strive to develop proprietary products that have the potential to improve the standard of care in cancer therapy. Our focus is on product opportunities for oncology that leverage our internal clinical development and regulatory expertise and address important markets with unmet medical needs. We may also seek to grow our product portfolio through product acquisition and in-licensing efforts.

We are currently focused on the development and commercialization of FOLOTYNTM (pralatrexate injection), a selective antifolate designed to accumulate preferentially in cancer cells. On September 24, 2009, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of FOLOTYN for use as a single agent for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL. This indication is based on overall response rate. Clinical benefit such as improvement in progression free survival, or PFS, or overall survival has not been demonstrated. FOLOTYN represents our first drug approved for marketing in the United States. FOLOTYN is the first and only drug approved by the FDA for this indication and represents a new treatment option for patients with relapsed or refractory PTCL. In connection with the approval, we are required to conduct several post-approval studies. We began making FOLOTYN available for commercial sale in the United States on October 5, 2009, with an anticipated commercial launch in January 2010. We are also developing FOLOTYN for use as a single agent and in combination therapy regimens in a range of hematologic malignancies and solid tumors.

FOLOTYNTM (pralatrexate injection)

FOLOTYN is a selective antifolate designed to accumulate preferentially in cancer cells. Acting on the folate pathway, FOLOTYN interferes with DNA synthesis and triggers cancer cell death.  FOLOTYN can be delivered as a single agent, for which we currently have approval, and has the potential to be used in combination therapy regimens. We believe that FOLOTYN’s unique mechanism of action offers us the ability to target the drug for development in a variety of solid tumors and hematological malignancies. We currently retain exclusive worldwide commercial rights to FOLOTYN for all indications. We have received accelerated approval from the FDA for the use of FOLOTYN for the treatment of patients with relapsed or refractory PTCL on September 24, 2009. We began making FOLOTYN available for commercial sale in the United States on October 5, 2009, with an anticipated commercial launch in January 2010.

We are currently evaluating FOLOTYN in a Phase 2b trial for non-small cell lung cancer, or NSCLC, and in a Phase 2 trial for advanced or metastatic relapsed transitional cell carcinoma, or TCC, of the urinary bladder, as well as in several clinical trials for hematologic malignancies. Our Phase 2b trial in NSCLC is fully enrolled and we anticipate reporting data from this trial in the first half of 2010.

FOLOTYN approved for the treatment of relapsed or refractory peripheral T-cell lymphoma

T-cell lymphoma comprises a biologically diverse group of blood cancers that account for approximately 10 to 15 percent of all cases of non-Hodgkin’s lymphoma, or NHL, in the United States. According to the American Cancer Society, an estimated 66,000 new cases of NHL were expected to be diagnosed in the United States in 2008. We estimate the incidence of newly diagnosed PTCL in the United States to be approximately 5,600 patients. In addition, we estimate the overall prevalence of PTCL in the United States to be approximately 19,900 patients, including approximately 9,850 patients with relapsed or refractory PTCL. There are currently no pharmaceutical agents approved for use in the treatment of first-line PTCL and, prior to the recent approval of FOLOTYN, there were no pharmaceutical agents approved for use in the treatment of patients with relapsed or refractory PTCL. In addition to those PTCL patients who do not respond to first-line treatment, a significant number of first-line multi-agent chemotherapy responders relapse or become refractory after treatment. According to the clinical literature, patients with PTCL have an overall five-year survival rate of approximately 25% to 40% depending on sub-type, and a median overall survival of 1 to 3 years.

We intend to commercialize FOLOTYN through an oncology-focused U.S. sales and marketing organization. We have been actively preparing for the commercial launch of FOLOTYN in the United States, including the ongoing development of our sales and marketing, medical affairs and manufacturing operations.  We believe that the market for relapsed or refractory PTCL is addressable with a targeted U.S. sales and marketing organization.  We plan to market and sell FOLOTYN in the United States through our commercial organization, which includes 25 sales specialists that we currently expect will increase to approximately 50 specialists in advance of our planned commercial launch of FOLOTYN in January 2010.  We have initially established the wholesale acquisition cost for FOLOTYN at $3,125 per 20 mg vial and $6,250 per 40 mg vial. We have no experience selling FOLOTYN at these prices and we cannot assure you that we will not be required to offer discounts or allowances to wholesalers or otherwise change our prices to effectively commercialize FOLOTYN. As a result, our net revenue may not be directly associated with our proposed wholesale acquisition cost.

In February 2009, we completed two market research studies designed to evaluate the U.S. market for PTCL and the potential trial, use and adoption of FOLOTYN as a commercially available product.  Both studies were conducted by an independent market research firm and the physician respondents were blinded to the name of our company and the product being evaluated.

In the quantitative market research survey of 143 community and institution-based hematologists and oncologists who treat patients with PTCL, physicians were asked questions regarding their current PTCL treatment patterns, perception of a product, which we refer to as Product X, described having a product profile similar to that of FOLOTYN as established in the PROPEL trial described below, and potential change in treatment patterns following the commercial availability of Product X. In general, physicians rated their satisfaction with current therapies for treating patients with relapsed or refractory PTCL as low.  When asked to rate the value of various combination therapy regimens and single agents typically prescribed as off-label treatments for patients with relapsed or refractory PTCL, physicians rated autologous/allogeneic stem cell transplant the highest, with an average value rating of 6.7 on a scale of 1 (not valuable at all) to 10 (very valuable). The combination therapy regimens averaged a rating of 5.7 out of 10, while the single agents averaged a rating of 5.2 out of 10. When asked to assess the value of the Product X product profile, physicians rated Product X more favorably than current PTCL treatments with an average value rating of 7.7 out of 10. Participating physicians were also asked to identify the key product attributes they consider when selecting a treatment for patients with relapsed or refractory PTCL. Overall survival was rated as the most important product attribute, followed by overall response rate, disease control rate, PFS, complete response rate and duration of response.

Separately, in the qualitative market research survey of 45 community and institution-based hematologists and oncologists who treat patients with PTCL, physicians were asked questions regarding their current PTCL treatment approaches and impressions of the Product X product profile demonstrated in the PROPEL trial. Among the key findings, 98% of respondents indicated that they believed Product X would be an improvement over existing therapies, and 93% indicated that they would use Product X in the second-line setting for patients with relapsed or refractory PTCL who were not candidates for bone marrow transplant. Based on the results of our market research, we believe the FOLOTYN package insert aligns with physicians’ treatment priorities and is likely to support the trial, use and adoption of FOLOTYN for the treatment of patients with relapsed or refractory PTCL.

FOLOTYN clinical development in T-cell lymphoma

The FOLOTYN approval was based on the results from PROPEL, an open-label, single-arm, multi-center, international clinical trial that enrolled 115 patients with relapsed or refractory PTCL, 109 of whom were considered evaluable for efficacy according to the trial protocol. Patients were considered evaluable if they received at least one dose of FOLOTYN, their diagnosis of PTCL was confirmed by independent pathology review, and they had relapsed or refractory disease after at least one prior treatment. Patients were treated with FOLOTYN at 30 mg/m2 once weekly by intravenous push over 3-5 minutes for 6 weeks in 7-week cycles until disease progression or unacceptable toxicity.  In addition, patients received 1 mg of vitamin B12 intramuscularly every 8-10 weeks and 1.0-1.25 mg of folic acid orally on a daily basis.  We believe PROPEL was the largest prospectively designed single agent trial ever conducted in patients with relapsed or refractory PTCL.

The primary efficacy endpoint of the trial was overall response rate (complete response, complete response unconfirmed and partial response) as assessed by International Workshop Criteria, or IWC. The key secondary efficacy endpoint was duration of response.  Response assessments were scheduled at the end of cycle 1 and then every other cycle (every 14 weeks).  Duration of response was measured from the first day of documented response to disease progression or death.  Response and disease progression were evaluated by independent central review using the IWC.  The results of the trial demonstrated that 29 of 109 evaluable patients, or 27%, responded to FOLOTYN. The median duration of response was 287 days, or 9.4 months (range 1-503 days). Thirteen of 109 evaluable patients had a duration of response greater-than or equal to 14 weeks

(range 98-503 days). The most common grade 3/4 adverse events were thrombocytopenia, which was observed in 33% of patients; mucositis in 21% of patients; neutropenia in 20% of patients; and anemia in 17% of patients.

FOLOTYN was approved for the treatment of patients with relapsed or refractory PTCL under the FDA’s accelerated approval program, which allows the FDA to approve products for cancer or other life-threatening diseases based on initial positive clinical data.  As a condition of approval, we are required to conduct the following post-approval studies that are intended to verify and describe FOLOTYN’s clinical benefit in patients with T-cell lymphoma and assess whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment:

•                  a Phase 3, multi-center, randomized clinical study of sequential FOLOTYN versus observation in patients with newly diagnosed aggressive PTCL who have responded following initial treatment with chemotherapy based on CHOP (cyclophosphamide, doxorubicin, vincristine and prednisone).  The primary endpoint will be PFS.  Patients will be enrolled prior to initiation of the CHOP-based regimen.  Patients responding (either a complete response or a partial response) after CHOP-based treatment will be randomized 2:1 to FOLOTYN versus observation.  We plan to initiate this study in 2010 and have agreed to submit the results of this study to the FDA by June 30, 2017.

•                  a Phase 3, multi-center, randomized clinical study comparing FOLOTYN in combination with systemic Targretin (bexarotene) versus systemic bexarotene alone in patients with cutaneous T-cell lymphoma who are refractory to at least one prior systemic therapy.  The primary endpoint will be PFS and response rate will be a secondary endpoint.  Prior to initiation of the Phase 3 study, we will conduct a Phase 1 study to determine the maximum tolerated dose of the combination.  We plan to initiate the Phase 1 study in 2010 and have agreed to complete the Phase 1 study by August 31, 2011.  We have also agreed to submit the results of the Phase 3 study to the FDA by September 30, 2015.

•                  a Phase 1 clinical study to evaluate the pharmacokinetics of FOLOTYN in relapsed or refractory lymphoma patients (B-cell, T-cell and Hodgkin’s lymphoma) with mild to severe renal impairment.  The trial will have three cohorts of six patients for a total of 18 patients.  Cohorts will be based on the severity of renal impairment: severely impaired, moderately impaired and mildly impaired.  The FOLOTYN dose for the first two cohorts will be determined based on the pharmacokinetics experience from the PROPEL study and the third cohort will be dosed at the recommended dose (30 mg/m2).  We have agreed to submit the results of this study to the FDA by January 31, 2013.

•                  completion of an ongoing Phase 1 mass balance clinical study to evaluate the excretion and metabolic profile of FOLOTYN.  We have agreed to submit the results of this study to the FDA by December 31, 2010.

Failure to complete the studies or adhere to the timelines set by the FDA could result in penalties, including fines or withdrawal of FOLOTYN from the market, unless we are able to demonstrate good cause for not completing the studies or adhering to the timelines.  The FDA may also initiate proceedings to withdraw approval if our Phase 3 post-approval studies fail to verify the clinical benefit of FOLOTYN.  Further, the FDA may require us to strengthen the warnings and precautions section of the FOLOTYN package insert based on the results of the Phase 1 studies.

The FDA has awarded orphan drug status to FOLOTYN for the treatment of patients with T-cell lymphoma. Under the U.S. Orphan Drug Act, the first company to receive FDA approval for pralatrexate for the designated orphan drug indication obtains seven years of marketing exclusivity during which the FDA may not approve another company’s application for pralatrexate for the same orphan indication.  Because the FDA approved FOLOTYN for the treatment of patients with relapsed or refractory PTCL, a subset of T-cell lymphoma, we expect to receive seven years of marketing exclusivity for that indication.  Orphan drug exclusivity would not prevent FDA approval of a different drug for the orphan indication or the same drug for a different indication.

The European Medicines Agency, or EMEA, has granted Orphan Medicinal Product Designation to FOLOTYN for the treatment of PTCL. The EMEA Orphan Medicinal Product Designation is intended to promote the development of drugs that may provide significant benefit to patients suffering from rare diseases identified as life-threatening or very serious. Under EMEA guidelines, Orphan Medicinal Product Designation provides ten years of potential market exclusivity once the product candidate is approved for marketing for the designated indication in the European Union.

Based on the results of the PROPEL trial, we intend to seek regulatory approval to market FOLOTYN in Europe and other countries for the treatment of patients with relapsed or refractory PTCL.  Our current intention is to submit a Marketing Authorization Application in Europe in 2010.  We intend to enter into co-promotion or out-licensing arrangements with other pharmaceutical or biotechnology partners where necessary to reach foreign market segments that are not reachable by a U.S.-based sales force or when deemed strategically and economically advisable.

FOLOTYN clinical development beyond PTCL

Beyond PTCL, we are committed to developing FOLOTYN both as a single agent and in combination therapy regimens in a variety of hematologic malignancies and solid tumor indications.  The following clinical trials involving FOLOTYN are currently ongoing:

•                  a Phase 2b, randomized, international, multi-center trial comparing FOLOTYN and Tarceva (erlotinib) in patients with Stage IIIB/IV NSCLC who are, or have been, cigarette smokers who have failed treatment with at least one prior platinum-based chemotherapy regimen.  We initiated patient enrollment in this trial in January 2008 and completed patient enrollment with 201 patients in July 2009.  We currently expect to report top line results of the trial in the first half of 2010, although the actual timing may vary based upon a number of factors.

•            a Phase 2, open-label, single-arm, multi-center trial of FOLOTYN in patients with advanced or metastatic relapsed TCC of the urinary bladder.  We initiated patient enrollment in this trial in July 2008.  The trial will seek to enroll up to 41 patients in up to 20 investigative sites worldwide.

•            a Phase 1/2a, open-label, multi-center trial of FOLOTYN and Gemzar (gemcitabine) in patients with relapsed or refractory NHL and Hodgkin’s disease.  We initiated patient enrollment in this trial in May 2007.  In July 2009, we completed patient enrollment in the Phase 1 portion of this trial and initiated enrollment in the Phase 2a portion of the trial to assess the efficacy and safety of two different schedules of this combination in patients with NHL, both B-cell and T-cell, as well as in patients with Hodgkin’s lymphoma.

•            a Phase 1, open-label, multi-center trial of FOLOTYN in patients with relapsed or refractory cutaneous T-cell lymphoma.  We initiated patient enrollment in this trial in August 2007.  We plan to enroll up to 56 evaluable patients in the trial with the objective of determining the optimal dose and safety profile, including at least 20 patients at what we believe to be the optimal dose and schedule.

•               a Phase 2, single-arm, open-label, multi-center trial of FOLOTYN in patients with aggressive relapsed or refractory B-cell non-Hodgkin’s lymphoma.  This trial will seek to enroll approximately 27 evaluable patients in up to 10 investigative sites worldwide.  The primary endpoint of the study is objective response rate (complete and partial response) per IWC.  Secondary endpoints include duration of response, PFS, overall survival, and the safety and tolerability of FOLOTYN.

In addition to the treatment of T-cell lymphoma, the FDA has awarded orphan drug status to FOLOTYN for the treatment of patients with follicular lymphoma and diffuse large B-cell lymphoma.  In addition to the treatment of PTCL, the EMEA has granted Orphan Medicinal Product Designation to FOLOTYN for the treatment of non-papillary TCC of the urinary bladder.

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute. Under the agreement, as amended, we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. The portfolio currently consists of two issued patents in the United States, two issued patents in Europe, an issued patent in Singapore, an allowed patent application in New Zealand, and pending patent applications in the United States, Canada, Europe, Australia, Japan, China, Brazil, Indonesia, South Korea, Mexico, Norway, New Zealand, the Philippines, and South Africa.

RH1

RH1 is a small molecule chemotherapeutic agent that we believe is bioactivated by the enzyme DT-diaphorase, also known as NAD(P)H quinone oxidoreductase.  In June 2009, we discontinued the RH1 development program.  In August 2009, we provided notice of termination of our license agreement for RH1 to the licensors, which termination was effective September 6, 2009.

Results of Operations

Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations. We have incurred these losses principally from costs incurred in our research and development programs, clinical manufacturing and from our marketing, general and administrative expenses. On September 24, 2009, we obtained accelerated approval from the FDA for FOLOTYN for use as a single agent for the treatment of patients with relapsed or refractory PTCL.  We began making FOLOTYN available for commercial sale in the United States on October 5, 2009, with an anticipated commercial launch in January 2010.  Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully commercialize FOLOTYN for the treatment of patients with relapsed or refractory PTCL.  We are also developing FOLOTYN for use as a single agent and in combination therapy regimens in a range of hematologic malignancies and solid tumor indications, which may or may not lead to obtaining the necessary regulatory approvals to market FOLOTYN for additional indications. Clinical development timelines, likelihood of success and total costs vary widely and are impacted by a variety of risks and uncertainties, including those discussed in the “Risk Factors” section of Part II, Item 1A below.  We may continue incurring net losses for the foreseeable future. We may never generate significant revenue from product sales or become profitable. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials and seeking additional regulatory approvals for FOLOTYN, and commercializing FOLOTYN for the treatment of patients with relapsed or refractory PTCL.

We anticipate continuing our current development programs and/or beginning other long-term development projects involving FOLOTYN. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful.  In addition, we expect to incur significant costs relating to commercialization of FOLOTYN for the treatment of patients with relapsed or refractory PTCL, including costs related to our sales and marketing, medical affairs and manufacturing operations.  Therefore, we may need to raise additional capital to support our future operations.  Our actual capital requirements will depend on many factors, including those discussed under the “Liquidity and Capital Resources” section below.

Comparison of three and nine months ended September 30, 2009 and 2008

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Operating expenses:
Research and development	$6,025,486	$6,360,950	$18,900,803	$17,738,486
Clinical manufacturing	1,512,341	1,727,630	5,773,776	4,799,240
Marketing, general and administrative	11,327,073	5,326,357	26,326,317	15,776,485
Amortization of intangible asset	7,439	—	7,439	—

Total operating expenses	$18,872,339	$13,414,937	$51,008,335	$38,314,211

Research and Development.  Research and development expenses include the costs of certain personnel, basic research, preclinical studies, clinical trials, regulatory affairs, biostatistical data analysis and licensing fees for our product candidates incurred prior to receiving regulatory approval.

Research and development expenses for the three months ended September 30, 2009 and 2008 were $6.0 million and $6.4 million, respectively.  The $335,000 decrease in research and development expenses in the three months ended September 30, 2009 as compared to the same period in 2008 was primarily due to the following:

•                a $512,000 decrease in clinical trial costs involving FOLOTYN, including decreased costs for PROPEL, which completed patient enrollment in April 2008; and

•                  a $679,000 decrease in stock-based compensation, primarily related to the resignation of our former Chief Medical Officer (CMO), as discussed in more detail in the Stock-based Compensation Expense section below.

This decrease was partially offset by:

•                  a $585,000 increase in consulting and professional fees, primarily related to regulatory affairs and preparations for the FDA’s Oncologic Drugs Advisory Committee, or ODAC, meeting for FOLOTYN in September 2009; and

•                a $351,000 increase related to key personnel changes and related travel costs, mainly attributable to additional headcount and increases in compensation costs year over year.

Research and development expenses for the nine months ended September 30, 2009 and 2008 were $18.9 million and $17.7 million, respectively.  The $1.2 million increase in research and development expenses in the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to the following:

•                  a $1.5 million increase in licensing costs for pralatrexate, as $1.5 million of milestone payments under the license agreement for FOLOTYN became due upon FDA acceptance of our New Drug Application, or NDA, for review in May 2009, with no corresponding amount in the same period in 2008;

•                  a $1.5 million increase related to key personnel changes and related travel costs, mainly attributable to additional headcount and increases in compensation costs year over year; and

•               a $1.5 million increase in consulting, professional fees and grants, primarily related to regulatory affairs, including preparations related to filing of our NDA for FOLOTYN and the ODAC meeting.

This increase was partially offset by:

•               a $2.3 million decrease in clinical trial costs involving FOLOTYN, including decreased costs for PROPEL, which completed patient enrollment in April 2008;

•               a $600,000 decrease in preclinical studies, primarily related to FOLOTYN; and

•               a $305,000 decrease in stock-based compensation, primarily related to the resignation of our former CMO, as discussed in more detail in the Stock-based Compensation Expense section below.

For the fourth quarter of 2009, we expect our research and development expenses to increase compared to the quarterly average for the nine months ended September 30, 2009 due to the following:

•               an increase in clinical trial costs involving FOLOTYN, including study start-up costs for the post-approval clinical studies required by the FDA; and

•               an increase in personnel and related travel costs primarily resulting from additional headcount; offset by

•               a decrease in licensing costs for FOLOTYN, as upon FDA approval to market FOLOTYN, any additional milestone payments would be capitalized as an intangible asset. No additional milestone payments are expected to become due under the license agreement for FOLOTYN during the fourth quarter.

Clinical Manufacturing. Clinical manufacturing expenses include the costs of certain personnel, third-party manufacturing costs for development of drug materials for use in clinical trials and preclinical studies, and costs associated with pre-commercial scale-up of manufacturing to support anticipated regulatory and potential commercial requirements. Prior to the September 24, 2009 regulatory approval of FOLOTYN, costs associated with manufacturing process development and the manufacture of drug product were recorded as clinical manufacturing expenses. Subsequent to approval, costs associated with the manufacture of FOLOTYN to be sold in the United States will be capitalized into inventory.

Clinical manufacturing expenses for the three months ended September 30, 2009 and 2008 were $1.5 million and $1.7 million, respectively.  The $215,000 decrease in clinical manufacturing expenses in the three months ended September 30, 2009 as compared to the same period in 2008 was primarily due to a decrease in consulting expenses, primarily related to the use of consultants in connection with the preparation and filing of our NDA for FOLOTYN that was completed in March 2009.

Clinical manufacturing expenses for the nine months ended September 30, 2009 and 2008 were $5.8 million and $4.8 million, respectively.  The $1.0 million increase in clinical manufacturing expenses in the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to an increase in third-party manufacturing costs for clinical trial material and pre-commercial scale-up activities for FOLOTYN.

For the fourth quarter of 2009, we expect our clinical manufacturing expenses to increase relative to the quarterly average for the nine months ended September 30, 2009 due to the following:

•               an increase in third-party manufacturing costs for FOLOTYN to support ongoing and planned clinical trials and the addition of secondary third-party manufacturing suppliers;

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

Marketing, general and administrative expenses for the three months ended September 30, 2009 and 2008 were $11.3 million and $5.3 million, respectively.  The $6.0 million increase in marketing, general and administrative expenses in the three months ended September 30, 2009 as compared to the same period in 2008 was primarily due to the following:

•                  a $3.3 million increase related to key personnel changes and related travel and facilities costs, mainly attributable to additional headcount, including approximately 25 sales specialists, and increases in compensation costs year over year;

•                  a $2.2 million increase related to pre-commercial planning activities for FOLOTYN; and

•                  a $586,000 increase in non-cash stock-based compensation expense, as discussed in more detail in the Stock-based Compensation Expense section below.

Marketing, general and administrative expenses for the nine months ended September 30, 2009 and 2008 were $26.3 million and $15.8 million, respectively.  The $10.5 million increase in marketing, general and administrative expenses in the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to the following:

•                  a $5.4 million increase related to key personnel changes and related travel and facilities costs, mainly attributable to additional headcount, including approximately 25 sales specialists, and increases in compensation costs year over year;

•                  a $4.2 million increase related to pre-commercial planning activities for FOLOTYN; and

•                  a $955,000 increase in non-cash stock-based compensation expense, as discussed in more detail in the Stock-based Compensation Expense section below.

For the fourth quarter of 2009, we expect our marketing, general and administrative expenses to increase relative to the quarterly average for the nine months ended September 30, 2009 due to the following:

•                  an increase in sales and marketing costs associated with executing our post-approval FOLOTYN marketing and promotional programs for the anticipated commercial launch FOLOTYN in January 2010;

•               an increase in general and administrative expenses associated with building and maintaining our administrative infrastructure to support the commercialization of FOLOTYN;

•                  an increase in personnel costs, primarily resulting from additional headcount, including a full quarter of costs for the 25 sales specialists hired in the third quarter and additional sales specialists hired in the fourth quarter to bring the total up to approximately 50 sales specialists in preparation for the anticipated commercial launch of FOLOTYN in January 2010; and

•                  an increase in non-cash stock-based compensation expense related to grants for new employees.

Amortization of intangible asset.  Amortization of intangible asset includes amortization of capitalized license costs over the expected patent life of the related product.

Amortization of intangible asset expenses for the three and nine months ended September 30, 2009 and 2008 were $7,000 and $0, respectively.  The $7,000 increase in amortization of intangible asset expenses in the three months ended September 30, 2009 as compared to the same period in 2008 was due to the amortization of the $5.8 million intangible asset resulting from the milestone payment in September 2009, with no corresponding amount in the same period in 2008.  Amortization expense will be recorded on a straight line basis over the estimated remaining life of the patent for FOLOTYN, which we expect to last until July 16, 2022. This includes the anticipated Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development. This term is our best estimate of the life of the patent.  If, however, the Hatch-Waxman extension is not granted, the intangible asset will be amortized over a shorter period.

Stock-based Compensation Expense.  Stock-based compensation expense for the three and nine months ended September 30, 2009 and 2008 has been recognized in our Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development	$(68,784)	$609,767	$1,642,659	$1,947,384
Clinical manufacturing	113,207	98,744	321,533	305,756
Marketing, general and administrative	1,710,574	1,124,329	4,638,541	3,683,359
Total stock-based compensation expense	$1,754,997	$1,832,840	$6,602,733	$5,936,499

Effective September 30, 2009, Pablo J. Cagnoni, M.D., our Senior Vice President and Chief Medical Officer (CMO), resigned.  As a result of his resignation, we adjusted the forfeiture rate applied to his equity compensation, which resulted in a one-time $906,000 reversal of research and development stock-based compensation expense during the three and nine months ended September 30, 2009, of which $699,000 related to stock option awards, $166,000 related to restricted stock awards and $41,000 related to restricted stock unit awards.

The $1.8 million of stock-based compensation recognized in the three months ended September 30, 2009 and 2008 was primarily related to our stock option plans. The $78,000 decrease in stock-based compensation expense in the three months ended September 30, 2009 as compared to the same period in 2008 was primarily due to the reversal related to the resignation of our former CMO discussed above, offset by an increase in the number of options granted to new employees and to existing employees pursuant to our annual grants that occurred in February 2009.

Of the $6.6 million of stock-based compensation recognized in the nine months ended September 30, 2009, $6.3 million was related to our stock option plans, $275,000 related to restricted stock and restricted stock units and $75,000 was related to our employee stock purchase plan.  Of the $5.9 million of stock-based compensation recognized in the nine months ended September 30, 2008, $5.6 million was related to our stock option plans, $327,000 related to restricted stock and $40,000 was related to our employee stock purchase plan. The $666,000 increase in stock-based compensation expense in the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to an increase in the number of options granted to new employees and to existing employees pursuant to our annual grants that occurred in February 2009, offset by the reversal related to the resignation of our former CMO discussed above.

As of September 30, 2009, the unrecorded stock-based compensation balance related to stock option awards was $9.3 million and will be recognized over an estimated weighted-average amortization period of 1.4 years. As of September 30, 2009, the unrecorded stock-based compensation balance related to restricted stock unit awards was $622,000 and will be recognized over an estimated weighted-average amortization period of 1.7 years. As of September 30, 2009, the unrecorded stock-based compensation balance related to restricted stock awards was $83,000 and will be recognized over an estimated weighted-average amortization period of 1.2 years.

Interest and Other Income, Net.  Interest and other income, net for the three months ended September 30, 2009 and 2008, was $126,000 and $254,000, respectively.  The $129,000 decrease in interest and other income, net in the three months ended September 30, 2009 as compared to the same period in 2008, was primarily due to lower yields on our cash, cash equivalents and investments in marketable securities; offset by a realized loss of approximately $552,000 on the sale of certain of our investments in marketable securities during the three months ended September 30, 2008, with no corresponding amount for the same period of 2009. Interest and other income, net for the nine months ended September 30, 2009 and 2008, was

$304,000 and $1.3 million, respectively.  The $1.0 million decrease in interest and other income, net in the nine months ended September 30, 2009 as compared to the same period in 2008, was primarily due to lower yields on our cash, cash equivalents and investments in marketable securities and a $149,000 loss on the disposal of certain software that was no longer in use during the three months ended June 30, 2009, offset by a $395,000 decrease in realized losses on the sale of certain of our investments in marketable securities.

Income Tax Benefit.  Income tax benefit for the three and nine months ended September 30, 2009 and 2008 was $77,000 and $0, respectively.  The $77,000 increase in income tax benefit in the three and nine months ended September 30, 2009 as compared to the same period in 2008 was related to a research and experimentation income tax credit received during the three and nine months ended September 30, 2009, with no corresponding amount in the same period for 2008.  We do not expect an income tax benefit during the fourth quarter of 2009.  We performed an evaluation of tax periods which remain subject to examination by major tax jurisdictions as of September 30, 2009 and we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.  A full valuation allowance has been established for the entire tax benefit as we believe that it is more likely than not that such assets will not be realized.

Liquidity and Capital Resources

As of September 30, 2009, we had $84.1 million in cash, cash equivalents, and investments in marketable securities.  Of this amount, $52.6 million was held in money market funds and $31.5 million was held in U.S. Treasury bills, certificates of deposit and high-grade corporate notes with a weighted average duration of the remaining time to maturity of approximately five months. Until required for use in our business, we invest our cash reserves in bank deposits, money market funds, certificates of deposit, high-grade corporate notes and U.S. government instruments in accordance with our investment policy.

On October 13, 2009, we completed an underwritten public offering of 14,000,000 shares of our common stock at the public offering price of $7.10 per share (the October 2009 Financing). We received net proceeds from the offering of approximately $93.0 million, after deducting underwriting discounts and commissions and estimated offering expenses. We also granted the underwriters an option through November 6, 2009 to purchase up to an aggregate of 2,100,000 additional shares of common stock to cover over-allotments, if any.  We currently anticipate using the net proceeds of the offering primarily for activities relating to the commercialization of FOLOTYN, preclinical research and clinical development of FOLOTYN, and for general corporate purposes.

Since our inception, we have financed our operations primarily through public and private sales of our equity securities, which have resulted in net proceeds to us of $378.4 million through September 30, 2009.  We have also generated approximately $23.8 million of net interest income since our inception from investing the net proceeds of these public and private sales of our equity securities.

We have used $280.4 million of cash for operating activities from our inception through September 30, 2009.  Net cash used in operating activities for the nine months ended September 30, 2009 and 2008 was $42.0 million and $30.7 million, respectively.  For fiscal year 2009, we currently anticipate that net cash use in operating activities, together with the $5.8 million milestone payment under our license agreement for FOLOTYN as discussed in the net cash provided from investing activities section below, will approximate $65 million to $70 million.  Our 2009 financial guidance includes the phase-in of key investments associated with our commercial, medical affairs and manufacturing operations in preparation for the anticipated commercial launch of FOLOTYN in January 2010, and the $1.5 million and $5.8 million milestone payments under our license agreement for FOLOTYN paid upon FDA acceptance and approval of our NDA, respectively, during the nine months ended September 30, 2009.

Net cash provided from investing activities for the nine months ended September 30, 2009 was $24.0 million and consisted of the net proceeds from maturities, sales and purchases of investments in marketable securities, partially offset by $5.8 million of cash paid for license related to the milestone payment made under our license agreement upon FDA approval of our NDA in September 2009 and $1.1 million for the acquisition of property and equipment.  Net cash used in investing activities for the nine months ended September 30, 2008 was $33.9 million and consisted primarily of the purchase of investments in marketable securities of $94.0 million, $530,000 for the acquisition of property and equipment and $238,000 related to the pledging of collateral for a letter of credit related to a facility lease, partially offset by the proceeds from maturities and sales of investments in marketable securities.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $50.0 million and consisted of the $47.0 million of net proceeds from the sale of 7,750,000 shares of common stock at the public offering price of $6.30 in April 2009 and $3.0 million of proceeds from the issuance of common stock associated with stock options exercised by our employees and sales of stock under our employee stock purchase plan.  Net cash provided by financing activities for the nine months ended September 30, 2008 was $70.1 million and consisted of the $65.2 million of net proceeds from the sale of 12,420,000 shares of common stock at the public offering price of $5.64 per share in May 2008 and $4.9 million of proceeds from the issuance of common stock associated with stock options exercised by our employees and sales of stock under our employee stock purchase plan.

Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments in marketable securities as of September 30, 2009, together with the net proceeds of approximately $93.0 million from the October 2009 Financing, should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

We anticipate continuing our current development programs and beginning other long-term development projects involving FOLOTYN, including the post-approval clinical studies required for FOLOTYN. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful.  In addition, we expect to incur significant costs relating to the commercialization of FOLOTYN, including costs related to our sales and marketing, medical affairs and manufacturing operations.  Therefore, we may need to raise additional capital to support our future operations.  Our actual capital requirements will depend on many factors, including:

•                  the timing and amount of revenues generated from the sale of FOLOTYN;

•                  the timing and costs associated with developing our sales and marketing, medical affairs and manufacturing operations for the commercialization of FOLOTYN;

•                  the timing and costs associated with manufacturing clinical and commercial supplies of FOLOTYN;

•                  the timing and costs associated with conducting preclinical and clinical development of FOLOTYN, as well as our evaluation of, and decisions with respect to, additional therapeutic indications for which we may develop FOLOTYN;

•                  the timing and costs associated with completing the post-approval clinical studies required by the FDA;

•                  the timing, costs and potential revenue associated with any co-promotion or other partnering arrangements entered into to commercialize FOLOTYN; and

•                  our evaluation of, and decisions with respect to, potential in-licensing or product acquisition opportunities or other strategic alternatives.

We may seek to obtain this additional capital through equity or debt financings, arrangements with corporate partners, or from other sources. Such financings or arrangements, if successfully consummated, may be dilutive to our existing stockholders. However, there is no assurance that additional financing will be available when needed, or that, if available, we will obtain such financing on terms that are favorable to our stockholders or us. In the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development, which we might otherwise seek to develop or commercialize ourselves, on terms that are less favorable than might otherwise be available.  If we are unable to generate meaningful amounts of revenue from future product sales or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our business and future prospects for revenue and profitability may be harmed.

Obligations and Commitments

Royalty and License Fee Commitments for FOLOTYN

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement. To date, we have made aggregate milestone payments of $2.5 million based on the passage of time. Additionally, in May and September 2009, we made milestone payments of $1.5 million based on the FDA accepting our NDA for review and $5.8 million based on the FDA approval to market FOLOTYN, respectively.  We are also required to make an additional milestone payment of $3.5 million upon regulatory approval to market FOLOTYN in Europe. The up-front license fee and all milestone payments under the agreement prior to FDA approval to market FOLOTYN were recorded to research and development expense as incurred. All milestone payments under the agreement subsequent to FDA approval to market FOLOTYN, were or will be capitalized and amortized over the expected useful life. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors a royalty based on a percentage of net sales of the product, which may be different than our net product revenue recognized in accordance with U.S. GAAP, or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, please see Note 10 of the unaudited September 30, 2009 financial statements included herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments as of September 30, 2009 consisted of cash, cash equivalents, investments in marketable securities, prepaid expenses, accounts payable and accrued liabilities.  All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  We invest in marketable securities in accordance with our investment policy.  The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs.  Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.  The weighted average duration of the remaining time to maturity for our portfolio of investments in marketable securities as of September 30, 2009 was approximately five months.  As of September 30, 2009, our investments in marketable securities of $21.7 million were all classified as held-to-maturity and were held in a variety of interest-bearing instruments, consisting mainly of U.S. Treasury bills, certificates of deposit and high-grade corporate notes. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of September 30, 2009.  The value of our investments in marketable securities may be adversely affected by rating downgrades or bankruptcies affecting the issuers of such securities, whether caused by instability in the global financial markets, lack of liquidity in the credit and capital markets, or other factors.  In response to the recent instability in the global financial markets, we reviewed our investments in marketable securities and sold certain investments that we deemed to have increased risk during the three months ended March 31, 2009.  We have the ability and intent to hold our remaining investments in marketable securities as of September 30, 2009 to their scheduled maturity, although we monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a history of net losses and an accumulated deficit, and we may never generate revenue or achieve or maintain profitability in the future. *

Since our inception in 1992, we have not generated any revenue from product sales and have experienced significant net losses and negative cash flows from operations. To date, we have financed our operations primarily through the public and private sale of securities.  For the nine months ended September 30, 2009, we had a net loss of $50.6 million.  As of September 30, 2009, we had accumulated a deficit during our development stage of $350.3 million.  We have incurred these losses principally from costs incurred in our research and development programs, clinical manufacturing and from our marketing, general and administrative expenses. On September 24, 2009, we obtained accelerated approval from the FDA for FOLOTYN for use as a single agent for the treatment of patients with relapsed or refractory PTCL. We began making FOLOTYN available for commercial sale in the United States on October 5, 2009, with an anticipated commercial launch in January 2010.  Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully commercialize FOLOTYN for the treatment of patients with relapsed or refractory PTCL.  We are also developing FOLOTYN for use as a single agent and in combination therapy regimens in a range of hematologic malignancies and solid tumor indications, which may or may not lead to obtaining the necessary regulatory approvals to market FOLOTYN for additional indications. We may never generate significant revenue from product sales or become profitable. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials and seeking additional regulatory approvals for FOLOTYN, and commercializing FOLOTYN for the treatment of patients with relapsed or refractory PTCL.

Our near-term prospects are dependent on FOLOTYN.  If we are unable to successfully commercialize FOLOTYN for the treatment of patients with relapsed or refractory PTCL, our ability to generate significant revenue or achieve profitability will be adversely affected. *

On September 24, 2009, the FDA granted accelerated approval of FOLOTYN for use as a single agent for the treatment of patients with relapsed or refractory PTCL.  This indication is based on overall response rate.  Clinical benefit such as improvement in PFS or overall survival has not been demonstrated.  As a condition of approval, the FDA is requiring us to conduct several post-approval clinical studies. FOLOTYN is our only product approved for marketing by the FDA and our ability to generate revenue in the near term is entirely dependent upon sales of FOLOTYN, which we made available for commercial sale in the United States commencing in October 2009.

We may not be able to successfully commercialize FOLOTYN for a number of reasons, including:

•                  we may not be able to establish or demonstrate in the medical community the safety and efficacy of FOLOTYN and its potential advantages over existing and newly developed therapeutic products;

•                  doctors may be hesitant to prescribe FOLOTYN until results from our post-approval studies are available or other long term data regarding efficacy and safety exists;

•                  results from our Phase 3 post-approval studies may fail to verify the clinical benefit of FOLOTYN for the treatment of T-cell lymphoma;

•                  our limited experience in marketing, selling and distributing products;

•                  reimbursement and coverage policies of government and private payers such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators;

•                  the relative price of FOLOTYN as compared to alternative treatment options;

•                  we may not have adequate financial or other resources to successfully commercialize FOLOTYN;

•                  we may not be able to manufacture FOLOTYN in commercial quantities or at acceptable costs; and

•                  the receipt of timely regulatory approval, if at all, for additional indications that we are studying.

If we are unable to develop adequate sales, marketing or distribution capabilities or enter into agreements with third parties to perform some of these functions, we will not be able to commercialize FOLOTYN effectively. *

The approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL is our first U.S. indication.  Accordingly, we have limited experience in sales, marketing and distribution of pharmaceutical products.  Although we are currently in the process of developing our sales, marketing and distribution capabilities, we may not be able to establish these capabilities on our own or enter into necessary or desirable arrangements with third parties in a timely manner or on acceptable terms.  Additionally, building sales, marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our sales, marketing and distribution capabilities to the desired levels. To be successful we must:

•                  recruit and retain adequate numbers of effective sales personnel;

•                  effectively train our sales personnel in the benefits of FOLOTYN;

•                  establish and maintain successful sales and marketing and education programs that encourage physicians to recommend FOLOTYN to their patients; and

•                  manage geographically dispersed sales and marketing operations.

We intend to enter into co-promotion or out-licensing arrangements with other pharmaceutical or biotechnology partners where necessary to reach foreign market segments that are not reachable by a U.S.-based direct sales organization or when deemed strategically and economically advisable. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold FOLOTYN, and some or all of the revenues we receive will depend upon the efforts of third parties, which may not be successful. If we are unable to develop and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate significant product revenue or become profitable.

Even though we have obtained accelerated approval to market FOLOTYN for the treatment of patients with relapsed or refractory PTCL, we are subject to ongoing regulatory obligations and review, including post-approval requirements. *

FOLOTYN was approved for the treatment of patients with relapsed or refractory PTCL under the FDA’s accelerated approval program, which allows the FDA to approve products for cancer or other life threatening diseases based on initial positive clinical data.  Under these provisions, we are subject to certain post-approval requirements pursuant to which we have agreed to conduct two randomized Phase 3 trials to verify and describe FOLOTYN’s clinical benefit in patients with T-cell lymphoma.  The FDA has also required that we conduct two Phase 1 trials to assess whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment.  Failure to complete the studies or adhere to the timelines established by the FDA could result in penalties, including fines or withdrawal of FOLOTYN from the market.  The FDA may also initiate proceedings to withdraw approval if our Phase 3 studies fail to verify clinical benefit.  Further, the FDA may require us to strengthen the warnings and precautions section of the FOLOTYN package insert based on the results of the Phase 1 studies.  We are also subject to additional, continuing post-approval regulatory obligations, including the possibility of additional clinical studies required by the FDA, safety reporting requirements and regulatory oversight of the promotion and marketing of FOLOTYN.

In addition, we or our third-party manufacturers are required to adhere to regulations setting forth the FDA’s current Good Manufacturing Practices, or cGMP. These regulations cover all aspects of the manufacturing, storage, testing, quality control and record keeping relating to FOLOTYN. Furthermore, we or our third-party manufacturers are subject to periodic inspection by the FDA and foreign regulatory authorities to ensure strict compliance with cGMP or other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards.  If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we may be subject to fines, suspension, modification or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

The status of coverage and reimbursement from third-party payers for newly approved health care drugs is uncertain and failure to obtain adequate coverage and reimbursement could limit our ability to generate revenue. *

Our ability to successfully commercialize FOLOTYN for the treatment of patients with relapsed or refractory PTCL or for other future indications will depend, in part, on the extent to which coverage and reimbursement for FOLOTYN is available from government and health administration authorities, private health insurers, managed care programs and other third-party payers.  Significant uncertainty exists as to the coverage and reimbursement of newly approved health care products.

Healthcare providers and third-party payers use coding systems to identify diagnoses, procedures, services, drugs, pharmaceutical devices, equipment and other health-related items and services.  Proper coding is an integral component to receiving appropriate reimbursement for the administration of FOLOTYN and related services. The majority of payers use nationally recognized code sets to report medical conditions, services and drugs. Although we are in the process of applying for permanent reimbursement codes for FOLOTYN, healthcare providers prescribing FOLOTYN will initially be required to submit claims for reimbursement using temporary miscellaneous codes, which may result in payment delays or incorrect payment levels.  We are also in the process of applying for transitional pass-through status which would enable FOLOTYN to be reimbursed under the hospital outpatient prospective payment system. We cannot predict at this time whether our customers will receive adequate reimbursement for FOLOTYN, nor can we predict whether FOLOTYN will receive permanent reimbursement codes or transitional pass-through status in the future.

Third-party payers, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payers increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease conditions for which the FDA has not granted labeling approval. Third-party insurance coverage may not be available to patients for FOLOTYN. If government and other third-party payers do not provide adequate coverage and reimbursement levels for FOLOTYN, FOLOTYN’s market acceptance may be adversely affected.

We have limited market research upon which to evaluate the potential commercial acceptance of FOLOTYN. *

Based on the results of our market research, we believe the FOLOTYN package insert aligns with physicians’ treatment priorities and is likely to support the trial, use and adoption of FOLOTYN for the treatment of patients with relapsed or refractory PCTL. The market research we have performed is limited in scope and represents physicians’ impressions of a product profile similar to that of FOLOTYN. However, physicians responding to the survey were not aware that the product in question was FOLOTYN. We cannot assure you that the results of this market research are indicative of the response we might receive from a broader selection of physicians, or that these same physicians, when provided with the name of the actual product, would respond in a similar manner. Moreover, these results are based on physicians’ impressions formed from a description of the product, and not actual results from prescription of the product, which could result in different responses from those same or other physicians.

If we fail to comply with healthcare fraud and abuse laws, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

As a biopharmaceutical company, even though we do not and will not control referrals of health care services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse will be applicable to our business. These laws and regulations, include, among others:

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

•                  federal false claims laws that prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

•                  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•                  federal self-referral laws, such as STARK, which prohibit a physician from making a referral to a provider of certain health services with which the physician or the physician’s family member has a financial interest; and

•                  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA.

Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution under the federal Anti-Kickback statute, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescriptions, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

If our operations are found to be in violation of any of the healthcare fraud and abuse laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with all applicable federal and state fraud and abuse laws may be costly.

If our competitors develop and market products that are more effective than FOLOTYN, our commercial opportunity will be reduced or eliminated. *

Even though we have obtained approval to market FOLOTYN for the treatment of patients with relapsed or refractory PTCL, our commercial opportunity will be reduced or eliminated if our competitors develop and market products that are more effective, have fewer side effects or are less expensive than FOLOTYN for this or any other potential indication. Our potential competitors include large, fully-integrated pharmaceutical companies and more established biotechnology companies, both of which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Academic institutions, government agencies, and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that competitors will succeed in developing technologies that are more effective than those being developed by us or that would render our technology obsolete or noncompetitive.

We cannot predict when or if we will obtain regulatory approval to market FOLOTYN in the United States for any additional indications or in any other countries. *

We are subject to stringent regulations with respect to product safety and efficacy by various international, federal, state and local authorities. FOLOTYN has not been approved for marketing in the United States for any indication other than the treatment of patients with relapsed or refractory PTCL. In addition, FOLOTYN has not been approved for marketing for this or any other indication in any other country. A pharmaceutical product cannot be marketed in the United States or most other countries until it has completed a rigorous and extensive regulatory review and approval process. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, preclinical and clinical testing, manufacturing, quality control, labeling and promotion of drugs for human use. We may not obtain the necessary regulatory approvals to market FOLOTYN in the United States for any additional indications or in any other countries. If we fail to obtain or maintain regulatory approvals to market FOLOTYN in the United States for any additional indications or in any other countries, our ability to generate significant revenue or achieve profitability may be adversely affected.

Reports of adverse events or safety concerns involving FOLOTYN or in related technology fields or other companies’ clinical trials of similar small molecule chemotherapeutic agents could delay or prevent us from obtaining or maintaining regulatory approval or negatively impact public perception of FOLOTYN. *

FOLOTYN may produce serious adverse events. These adverse events could interrupt, delay or halt clinical trials of FOLOTYN, including the FDA-required post-approval studies, and could result in the FDA or other regulatory authorities denying or withdrawing approval of FOLOTYN for any or all indications, including for the treatment of patients with relapsed or refractory PTCL. An independent data safety monitoring board, the FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. We cannot assure you that FOLOTYN will be safe for human use.

At present, there are a number of clinical trials being conducted by other pharmaceutical companies involving small molecule chemotherapeutic agents. If other pharmaceutical companies announce that they observed frequent adverse events or unknown safety issues in their trials involving compounds similar to, or competitive with, FOLOTYN, we could encounter delays in the timing of our clinical trials or difficulties in obtaining or maintaining the necessary regulatory approvals for FOLOTYN. In addition, the public perception of FOLOTYN might be adversely affected, which could harm our business and results of operations and cause the market price of our common stock to decline, even if the concern relates to another company’s product or product candidate.

If FOLOTYN fails to meet safety or efficacy endpoints in clinical trials for additional indications, it will not receive regulatory approval and we will be unable to market FOLOTYN for those indications studied. *

We have ongoing clinical trials involving FOLOTYN and plan to initiate additional trials to evaluate FOLOTYN’s potential clinical utility in other hematologic malignancies and solid tumor indications.  FOLOTYN may not prove to be safe and efficacious in clinical trials for other indications and may not meet all of the applicable regulatory requirements needed to receive regulatory approval for those indications. The clinical development and regulatory approval process is expensive and takes many years. Failure can occur at any stage of development, and the timing of any regulatory approval cannot be accurately predicted. In addition, failure to comply with the FDA and other applicable U.S. and foreign regulatory requirements applicable to clinical trials may subject us to administrative or judicially imposed sanctions.

As part of the regulatory approval process, we must conduct clinical trials for FOLOTYN and any other product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities abroad. The number and design of clinical trials that will be required varies depending on the product candidate, the condition being evaluated, the trial results and regulations applicable to any particular product candidate. The designs of our clinical trials for FOLOTYN are based on many assumptions about the expected effect of FOLOTYN, and if those assumptions prove incorrect, the clinical trials may not demonstrate the safety or efficacy of FOLOTYN. Preliminary results may not be confirmed upon full analysis of the detailed results of a trial, and prior clinical trial program designs and results may not be predictive of future clinical trial designs or results. Product candidates in later stage clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials with acceptable endpoints. For example, we terminated the development of EFAPROXYN, one of our former product candidates, when it failed to demonstrate statistically significant improvement in overall survival in the targeted patients in a Phase 3 clinical trial. If FOLOTYN fails to show clinically significant benefits in any clinical trial or for any particular indication, it may not be approved for marketing for such indication. Additionally, if FOLOTYN is demonstrated to be unsafe in clinical trials for other indications, such demonstration could negatively impact FOLOTYN’s existing approval for the treatment of patients with relapsed or refractory PTCL.

Even if we achieve positive interim results in clinical trials, these results do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory clearances, and the FDA can request that we conduct additional clinical trials.  A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. In addition, negative or inconclusive results or adverse safety events during a clinical trial could cause a clinical trial to be repeated or terminated. Also, failure to construct clinical trial protocols to screen patients for risk profile factors relevant to the trial for purposes of segregating patients into the patient populations treated with the drug being tested and the control group could result in either group experiencing a disproportionate number of adverse events and could cause a clinical trial to be repeated or terminated. If we have to conduct additional clinical trials for FOLOTYN for any particular indication, it will significantly increase our expenses and may delay marketing of FOLOTYN for such indication.

Even if FOLOTYN meets safety and efficacy endpoints in clinical trials for additional indications, regulatory authorities may not approve FOLOTYN, or we may face post-approval problems that require withdrawal of FOLOTYN from the market. *

We will not be able to market FOLOTYN in the United States for any additional indications or in any other countries for any indications until we have obtained the necessary regulatory approvals. Our receipt of approval of FOLOTYN in the United States for the treatment of patients with relapsed or refractory PTCL does not guarantee that we will obtain regulatory approval to market FOLOTYN in the United States for any additional indications or in any other countries. We have limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may place us at risk of delays, overspending and human resources inefficiencies.

FOLOTYN may not be approved for any additional indications even if it achieves its endpoints in clinical trials. Regulatory agencies, including the FDA, or their advisors, may disagree with our interpretations of data from preclinical studies and clinical trials. The FDA has substantial discretion in the approval process, and when or whether regulatory approval will be obtained for any drug we develop.  Regulatory agencies also may approve a product candidate for fewer conditions than requested or may grant approval subject to the performance of post-approval studies or risk evaluation and mitigation strategies for a product candidate. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of FOLOTYN.

Following regulatory approval for any additional indication, FOLOTYN may later produce adverse events that limit or prevent its widespread use or that force us to withdraw FOLOTYN from the market for that indication or other indications. In addition, a marketed product continues to be subject to strict regulation after approval and may be required to undergo post-approval studies. For example, we are required to conduct two randomized Phase 3 trials to verify and describe FOLOTYN’s clinical benefit in patients with T-cell lymphoma as well as two Phase 1 trials to assess whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment.  Any unforeseen problems with an approved product, any failure to meet the post-approval study requirements or any violation of regulations could result in restrictions on the product, including its withdrawal from the market. Any delay in or failure to obtain or maintain regulatory approvals for FOLOTYN in the United States for any additional indication or in any other countries could harm our business and prevent us from ever generating significant revenues or achieving profitability.

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

As a result of the numerous factors that can affect the pace of progress of clinical trials, our trials may take longer to enroll patients than we anticipate, if they can be completed at all. Delays in patient enrollment in the trials may increase our costs and slow our product development and approval process. Our product development costs will also increase if we need to perform more or larger clinical trials than planned. If other companies’ product candidates show favorable results, we may be required to conduct additional clinical trials to address changes in treatment regimens or for our products to be commercially competitive. Any delays in completing our clinical trials will delay our ability to obtain regulatory approval to market FOLOTYN in the United States for any additional indications or in any other countries, which may adversely affect our ability to generate significant revenues or achieve profitability.

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

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to Institutional Review Boards for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Due to these and other factors, FOLOTYN could take a significantly longer time to gain regulatory approval for any additional indications than we expect or we may never gain approval for additional indications, which could reduce our revenue by delaying or terminating the commercialization of FOLOTYN for additional indications.

Due to our reliance on contract research organizations and other third parties to conduct our clinical trials, we are unable to directly control the timing, conduct and expense of our clinical trials.

We rely primarily on third parties to conduct our clinical trials. As a result, we have had and will continue to have less control over the conduct of our clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, any of which may adversely affect their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

We may need to raise additional capital to support our future operations.  If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop or commercialize FOLOTYN. *

Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments in marketable securities as of September 30, 2009, together with the net proceeds of approximately $93.0 million from the October 2009 Financing, should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.  We anticipate continuing our current development programs and beginning other long-term development projects involving FOLOTYN, including the post-approval clinical studies required for FOLOTYN. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful.  In addition, we expect to incur significant costs relating to the commercialization of FOLOTYN, including costs related to our sales and marketing, medical affairs and manufacturing operations.  Therefore, we may need to raise additional capital to support our future operations.  Our actual capital requirements will depend on many factors, including:

•                  the timing and amount of revenues generated from the sale of FOLOTYN;

•                  the timing and costs associated with developing our sales and marketing, medical affairs and manufacturing operations for the commercialization of FOLOTYN;

•                  the timing and costs associated with manufacturing clinical and commercial supplies of FOLOTYN;

•                  the timing and costs associated with conducting preclinical and clinical development of FOLOTYN, as well as our evaluation of, and decisions with respect to, additional therapeutic indications for which we may develop FOLOTYN;

•                  the timing and costs associated with completing the post-approval clinical studies required by the FDA;

•                  the timing, costs and potential revenue associated with any co-promotion or other partnering arrangements entered into to commercialize FOLOTYN; and

•                  our evaluation of, and decisions with respect to, potential in-licensing or product acquisition opportunities or other strategic alternatives.

We may seek to obtain this additional capital through equity or debt financings, arrangements with corporate partners, or from other sources. Such financings or arrangements, if successfully consummated, may be dilutive to our existing stockholders. However, there is no assurance that additional financing will be available when needed, or that, if available, we will obtain such financing on terms that are favorable to our stockholders or us. In the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development, which we might otherwise seek to develop or commercialize ourselves, on terms that are less favorable than might otherwise be available.  If we are unable to generate meaningful amounts of revenue from future product sales or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our business and future prospects for revenue and profitability may be harmed.

Budget constraints may force us to delay our efforts to develop FOLOTYN for additional indications while we complete the post-approval clinical studies required by the FDA, which may prevent us from commercializing FOLOTYN for all desired indications as quickly as possible. *

Because we have limited resources, and because research and development is an expensive process, we must regularly assess the most efficient allocation of our research and development budget.  In particular, our approval of FOLOTYN in patients with relapsed or refractory PTCL is conditioned upon us undertaking two additional Phase 3 studies and two additional Phase 1 studies which will result in significant additional expense.  As a result of our limited resources, we may have to prioritize the development of FOLOTYN for additional indications and may not be able to fully realize the value of FOLOTYN for other indications in a timely manner, if at all.

We do not have manufacturing facilities or capabilities and are dependent on third parties to fulfill our manufacturing needs, which could result in the delay of clinical trials, regulatory approvals, product introductions and commercial sales. *

We are dependent on third parties for the manufacture and storage of FOLOTYN for clinical trials and for commercial sale. If we are unable to contract for a sufficient supply of FOLOTYN on acceptable terms, or if we encounter delays or difficulties in the manufacturing process or our relationships with our manufacturers, we may not have sufficient product to conduct or complete our clinical trials or support commercial requirements for FOLOTYN.

FOLOTYN is cytotoxic, which requires the manufacturers of FOLOTYN to have specialized equipment and safety systems to handle such a substance. In addition, the starting materials for FOLOTYN require custom preparations, which require us to manage an additional set of suppliers to obtain the needed supplies of FOLOTYN.

We have entered into arrangements with one third-party manufacturer to produce FOLOTYN bulk drug substance and two third-party manufacturers to produce FOLOTYN formulated drug product. We believe these third-party manufacturers have the capability to meet our clinical trial and commercial requirements with respect to FOLOTYN’s current approval for marketing in the United States.  However, these contract manufacturers have not supplied us with commercial quantities in the past and we cannot assure you that they will be able to meet our commercial requirements in the future. In addition, we are in the process of establishing additional supply agreements for the commercial production of FOLOTYN bulk drug substance and formulated drug product.  However, given our current lack of formal supply agreements and the fact that in many cases our components are supplied by a single source, our third party manufacturers may not be able to fulfill our potential commercial needs or meet our deadlines, or the components they supply to us may not meet our specifications and quality policies and procedures. If we need to find an alternative supplier of FOLOTYN or its components, we may not be able to contract for those components on acceptable terms, if at all. Any such failure to supply or delay caused by such suppliers would have an adverse effect on our ability to continue clinical development of FOLOTYN or commercialize FOLOTYN.

Our current or future manufacturers may be unable to accurately and reliably manufacture commercial quantities of FOLOTYN at reasonable costs, on a timely basis and in compliance with the FDA’s cGMP. If our current or future contract manufacturers fail in any of these respects, our ability to timely complete our clinical trials, obtain or maintain required regulatory approvals and successfully commercialize FOLOTYN may be materially and adversely affected. This risk may be heightened with respect to FOLOTYN as there are a limited number of manufacturers with the ability to handle cytotoxic products such as FOLOTYN. Our reliance on contract manufacturers exposes us to additional risks, including:

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

Any of these factors could result in the delay of clinical trials, regulatory submissions, required approvals or commercialization of FOLOTYN. They could also entail higher costs and result in our being unable to effectively commercialize FOLOTYN.

If we are unable to effectively protect our intellectual property, we will be unable to prevent third parties from using our technology, which would impair our competitiveness and ability to commercialize FOLOTYN. In addition, enforcing our proprietary rights may be expensive and result in increased losses.

Our success will depend in part on our ability to obtain and maintain meaningful patent protection for FOLOTYN, both in the United States and in other countries. We rely on patents to protect a large part of our intellectual property and our competitive position. Any patents issued to or licensed by us could be challenged, invalidated, infringed, circumvented or held unenforceable, based on, among other things, obviousness, inequitable conduct, anticipation or enablement. In addition, it is possible that no patents will issue on any of our licensed patent applications. It is possible that the claims in patents that have been issued or licensed to us or that may be issued or licensed to us in the future will not be sufficiently broad to protect our intellectual property or that the patents will not provide protection against competitive products or otherwise be commercially valuable. Failure to obtain and maintain adequate patent protection for our intellectual property would impair our ability to be commercially competitive.

Our commercial success will also depend in part on our ability to commercialize FOLOTYN without infringing patents or other proprietary rights of others or breaching the licenses granted to us. We may not be able to obtain a license to third-party technology that we may require to conduct our business or, if obtainable, we may not be able to license such technology at a reasonable cost. If we fail to obtain a license to any technology that we may require to commercialize FOLOTYN, or fail to obtain a license at a reasonable cost, we will be unable to commercialize FOLOTYN or to commercialize it at a price that will allow us to become profitable.

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

Furthermore, as with any pharmaceutical company, our patent and other proprietary rights are subject to uncertainty. Our patent rights related to FOLOTYN might conflict with current or future patents and other proprietary rights of others. For the same reasons, the products of others could infringe our patents or other proprietary rights. Litigation or patent interference proceedings, either of which could result in substantial costs to us, may be necessary to enforce any of our patents or other proprietary rights, or to determine the scope and validity or enforceability of other parties’ proprietary rights. We may be dependent on third parties, including our licensors, for cooperation and information that may be required in connection with the defense and prosecution of our patents and other proprietary rights. The defense and prosecution of patent and intellectual property infringement claims are both costly and time consuming, even if the outcome is favorable to us. Any adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease selling our future products. We are not currently a party to any patent or other intellectual property infringement claims.

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

If we enter into one or more strategic partnerships, we may be required to relinquish important rights to and control over the development of FOLOTYN or otherwise be subject to unfavorable terms.

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

•                  we may not be able to control the amount and timing of resources that our strategic partners devote to the development or commercialization of FOLOTYN;

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

•                  strategic partners may not commit adequate resources to the marketing and distribution of FOLOTYN or any other products, limiting our potential revenues from these products;

•                  disputes may arise between us and our strategic partners that result in the delay or termination of the research, development or commercialization of FOLOTYN or any other product candidate or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;

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

•                  strategic partners could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

•                  strategic partners could terminate the arrangement or allow it to expire, which would delay the development and may increase the cost of developing FOLOTYN or any other product candidate.

Health care reform measures could adversely affect our business. *

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payers to contain or reduce the costs of health care. In the United States and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. For example, in some countries other than the United States, pricing of prescription drugs is subject to government control, and we expect proposals to implement similar controls in the United States to continue. Further, broad health care reform proposals are currently being considered by the U.S. Congress. We are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. The pendency or approval of such proposals or reforms could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships or licenses.

We may not obtain orphan drug exclusivity or we may not receive the full benefit of orphan drug exclusivity even if we obtain such exclusivity. *

The FDA has awarded orphan drug status to FOLOTYN for the treatment of patients with T-cell lymphoma, follicular lymphoma and diffuse large B-cell lymphoma. Under the Orphan Drug Act, the first company to receive FDA approval for pralatrexate for the designated orphan drug indication will obtain seven years of marketing exclusivity during which the FDA may not approve another company’s application for pralatrexate for the same orphan indication.  Because the FDA approved FOLOTYN for the treatment of patients with relapsed or refractory PTCL, we expect to receive seven years of marketing exclusivity for that indication.  Orphan drug exclusivity would not prevent FDA approval of a different drug for the orphan indication or the same drug for a different indication.  In addition, the FDA may void orphan drug exclusivity under certain circumstances.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of FOLOTYN. *

The testing and marketing of pharmaceutical products entail an inherent risk of product liability. Product liability claims might be brought against us by consumers or health care providers or by pharmaceutical companies or others selling FOLOTYN or any future products. If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities or be required to limit the commercialization of FOLOTYN. We have obtained limited product liability insurance coverage for our human clinical trials and commercial sales of FOLOTYN. However, product liability insurance coverage is becoming increasingly expensive, and we may be unable to maintain such insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on the retention of our President and Chief Executive Officer and other key personnel. *

We are highly dependent on our President and Chief Executive Officer, Paul L. Berns, and other members of our management team. We are named as the beneficiary on a term life insurance policy covering Mr. Berns in the amount of $10.0 million. We also depend on key employees and academic collaborators for each of our research and development programs. The loss of any of our key employees or academic collaborators could delay the development and commercialization of FOLOTYN or result in the termination of our FOLOTYN development program in its entirety. Mr. Berns and others on our executive management team have employment agreements with us, but the agreements provide for “at-will” employment with no specified term. Our future success also will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization of pharmaceutical products. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unsuccessful in our recruitment and retention efforts, our business will be harmed.

We also rely on consultants, collaborators and advisors to assist us in formulating and conducting our research and development programs. All of our consultants, collaborators and advisors are employed by other employers or are self-employed and may have commitments to or consulting contracts with other entities that may limit their ability to contribute to our company.

We cannot guarantee that we will be in compliance with all potentially applicable regulations.

The development, manufacturing, pricing, marketing, sale and reimbursement of FOLOTYN, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We have fewer employees than many other companies that have one or more product candidates that are approved for marketing and we rely heavily on third parties to conduct many important functions.

As a publicly-traded company, we are subject to significant regulations including the Sarbanes Oxley Act of 2002. We cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with the Sarbanes Oxley Act of 2002 or any other regulations, we could be subject to a range of consequences, including restrictions on our ability to sell equity securities or otherwise raise capital funds, the de-listing of our common stock from The NASDAQ Global Market, suspension or termination of our clinical trials, failure to obtain approval to market FOLOTYN, restrictions on future products or our manufacturing processes, significant fines, or other sanctions or litigation.

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

Warburg Pincus Private Equity VIII, L.P. controls a substantial percentage of the voting power of our outstanding common stock. *

On March 2, 2005, we entered into a Securities Purchase Agreement with Warburg Pincus Private Equity VIII, L.P., or Warburg, and certain other investors pursuant to which we issued and sold shares of our Series A Exchangeable Preferred Stock, or the Exchangeable Preferred, for gross proceeds of approximately $52.0 million, which were then exchanged for common stock in the second quarter of 2005. In connection with this financing, Warburg and certain of its affiliates entered into a standstill agreement pursuant to which they agreed not to pursue, for so long as they continue to own a specified number of shares of our common stock, certain activities the purpose or effect of which may be to change or influence the control of our company.

As of October 30, 2009, we had 103,941,015 shares of common stock outstanding, of which Warburg owned 26,124,430 shares, or approximately 25% of the voting power of our outstanding common stock.  Although Warburg has entered into a standstill agreement with us, Warburg is, and will continue to be, able to exercise substantial influence over any actions requiring stockholder approval.

Anti-takeover provisions in our charter documents and under Delaware law could discourage, delay or prevent an acquisition of us, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management. *

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. In addition, these provisions may make it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:

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

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders. Notwithstanding the foregoing, the three-year moratorium imposed on business combinations by Section 203 will not apply to Warburg because, prior to the date on which Warburg became an interested stockholder, our board of directors approved the transactions that resulted in Warburg becoming an interested stockholder. However, in connection with its purchase of Exchangeable Preferred in March 2005, Warburg and certain of its affiliates entered into a standstill agreement pursuant to which they agreed not to pursue, for so long as they continue to own a specified number of shares of our common stock, certain activities the purpose or effect of which may be to change or influence the control of our company.

We have adopted a stockholder rights plan that may discourage, delay or prevent a merger or acquisition that is beneficial to our stockholders. *

In May 2003, our board of directors adopted a stockholder rights plan that may have the effect of discouraging, delaying or preventing a merger or acquisition of us that our stockholders may consider beneficial by diluting the ability of a potential acquirer to acquire us. Pursuant to the terms of the stockholder rights plan, when a person or group, except under certain circumstances, acquires 15% or more of our outstanding common stock or 10 business days after announcement of a tender or exchange offer for 15% or more of our outstanding common stock, the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 15% or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. Because the potential acquirer’s rights would not become exercisable for our shares of common stock at a discount, the potential acquirer would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquirer from acquiring or making an offer to acquire us.  As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of our company that our stockholders may consider in their best interests may not occur.

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

Our liquidity, capital resources and results of operations may be adversely affected by declines in the value of our investments in marketable securities. *

As of September 30, 2009, we had $84.1 million in cash, cash equivalents, and investments in marketable securities.  Until required for use in our business, we invest our cash reserves in bank deposits, money market funds, high-grade corporate notes and U.S. government instruments in accordance with our investment policy.  Our investments in marketable securities as of September 30, 2009, totaling $21.7 million, were held in a variety of interest-bearing instruments, consisting mainly of high-grade corporate notes, U.S. Treasury bills and certificates of deposit.  The weighted average duration of the remaining time to maturity for our portfolio of investments in marketable securities as of September 30, 2009 was approximately five months.  We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of September 30, 2009.

Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments in marketable securities as of September 30, 2009, together with the net proceeds of approximately $93.0 million from the October 2009 Financing, should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.  In particular, our liquidity, capital resources and results of operations may be adversely affected by declines in the value of our investments in marketable securities.  The value of our investments in marketable securities may be adversely affected by rating downgrades or bankruptcies affecting the issuers of such securities, whether caused by instability in the global financial markets, lack of liquidity in the credit and capital markets, or other factors.  For example, during the three months ended March 31, 2009, we realized a loss of approximately $157,000 on the sale of certain of our investments in marketable securities, which were sold in order to preserve our principal as the issuers of those securities experienced significant deteriorations in their creditworthiness as evidenced by investment rating downgrades.  We have the ability and intent to hold our remaining investments in marketable securities as of September 30, 2009 to their scheduled maturity, although we monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

The market price for our common stock has been and may continue to be highly volatile, and an active trading market for our common stock may never exist. *

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•                  the timing and amount of revenues generated from the sale of FOLOTYN;

•                  actual or anticipated variations in quarterly operating results;

•                  actual or anticipated regulatory approvals or non-approvals of FOLOTYN or of competing product candidates;

•                  the loss of regulatory approval for FOLOTYN in patients with relapsed or refractory PTCL;

•                  actual or anticipated results of our clinical trials involving FOLOTYN;

•                  changes in laws or regulations applicable to FOLOTYN;

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

Substantial sales of shares may impact the market price of our common stock. *

If our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we consider appropriate. We are unable to predict the effect that sales may have on the then prevailing market price of our common stock.  We have entered into a Registration Rights Agreement with Warburg pursuant to which Warburg is entitled to certain registration rights with respect to shares of our common stock.  On July 20, 2009, we filed a Registration Statement on Form S-3 with the SEC providing for the registration for resale by Warburg of up to 26,124,430 shares of our common stock, which registration statement was declared effective on August 28, 2009.

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

Date: November 3, 2009	ALLOS THERAPEUTICS, INC.

/s/ Paul L. Berns
Paul L. Berns
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David C. Clark
David C. Clark
Vice President, Finance and Treasurer
(Principal Financial and Accounting Officer)