Form 10-Q
period 2010-03-31
ALLOS THERAPEUTICS INC
filed 2010-05-05
CIK 1097264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the  preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of April 30, 2010, there were 105,229,081 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.

BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$84,376	$141,185
Short-term investments	52,794	17,016
Restricted cash	238	238
Accounts receivable	8,753	4,862
Inventory	258	36
Prepaid expenses and other assets	4,278	3,808
Total current assets	150,697	167,145
Property and equipment, net	2,152	2,169
Long-term investments	341	343
Intangible asset, net	5,566	5,679
Other assets	48	48
Total assets	$158,804	$175,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,783	$2,035
Deferred revenue	1,150	669
Accrued liabilities	10,576	13,136
Total current liabilities	14,509	15,840
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,500,000 shares designated from authorized preferred stock at March 31, 2010 and December 31, 2009; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 104,904,837 and 104,234,409 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	105	104
Additional paid-in capital	537,949	532,652
Accumulated deficit	(393,759)	(373,212)
Total stockholders’ equity	144,295	159,544
Total liabilities and stockholders’ equity	$158,804	$175,384

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2010	2009

Net product sales	$7,407	$—

Operating costs and expenses:
Cost of sales, excluding amortization expense	689	—
Research and development	9,285	8,360
Selling, general and administrative	17,932	6,963
Amortization of intangible asset	113	—
Total operating costs and expenses	28,019	15,323
Operating loss	(20,612)	(15,323)
Interest and other income, net	65	173
Net loss	$(20,547)	$(15,150)
Net loss per share: basic and diluted	$(0.20)	$(0.19)
Weighted average shares: basic and diluted	104,602,134	81,096,293

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(20,547)	$(15,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215	93
Stock-based compensation expense	2,907	2,378
Amortization of intangible asset	113	—
Realized loss on sale of marketable securities	—	157
Changes in operating assets and liabilities:
Accounts receivable	(3,410)	—
Prepaid expenses and other assets	(378)	1,538
Interest receivable on investments	(75)	363
Inventory	(217)	—
Trade accounts payable	742	1,719
Accrued liabilities	(2,658)	(2,987)
Net cash used in operating activities	(23,308)	(11,889)
Cash Flows From Investing Activities:
Acquisition of property and equipment	(191)	(207)
Purchases of investments	(45,197)	(134)
Proceeds from maturities of investments	9,496	23,720
Proceeds from sales of marketable securities	—	3,894
Net cash (used in) provided by investing activities	(35,892)	27,273
Cash Flows From Financing Activities:
Proceeds from issuance of common stock associated with stock options, stock warrants and employee stock purchase plan	2,359	1,190
Proceeds from issuance of common stock, net of issuance costs	32	—
Net cash provided by financing activities	2,391	1,190
Net (decrease) increase in cash and cash equivalents	(56,809)	16,574
Cash and cash equivalents, beginning of period	141,185	30,458
Cash and cash equivalents, end of period	$84,376	$47,032
Supplemental Schedule of Cash and Non-cash Activities:
Deferred revenue in accounts receivable	$481	$—
Assets recorded for which payment has not yet occurred	104	—

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars shown in tables are in thousands, except per share amounts)

(unaudited)

1.                 Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2009 for a broader discussion of our business and the opportunities and risks inherent in such business.

Liquidity

As of March 31, 2010, we had $137.5 million in cash, cash equivalents, and investments. Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments as of March 31, 2010 will be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.

Our ability to generate revenue and achieve profitability is dependent on our ability to successfully commercialize FOLOTYN® (pralatrexate injection) for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL, in the United States.  The amount of our future product sales are subject to significant uncertainty.  We may never generate sufficient revenue from product sales to become profitable.

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

•             the timing and costs associated with conducting preclinical and clinical development of FOLOTYN, including the post-approval clinical studies required by the U.S. Food and Drug Administration, or FDA, as well as our evaluation of, and decisions with respect to, additional therapeutic indications for which we may develop FOLOTYN;

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

2.                 Fair Value of Financial Instruments

Cash, Cash Equivalents and Investments

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The carrying values of our cash equivalents and investments approximate their market values based on quoted market prices. Investments are classified as held to maturity and are carried at cost plus accrued interest. Our cash and cash equivalents are maintained in a financial institution in amounts that, at times, may exceed federally insured limits. The weighted average duration of the remaining time to maturity for our portfolio of investments as of March 31, 2010 was approximately eight months.  As of March 31, 2010, our investments were held in a variety of interest-bearing instruments, consisting mainly of U.S. Treasury bills and certificates of deposit. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of March 31, 2010.

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

We have no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of March 31, 2010.  Our financial instruments include cash and cash equivalents, investments, accounts receivable, prepaid expenses, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate their fair value due to their short maturities. The carrying value of our cash held in money market funds totaling $83.4 million as of March 31, 2010 is included in cash and cash equivalents on our Balance Sheet and approximates market values based on quoted market prices, or Level 1 inputs.

The carrying value of investments consisted of the following as of March 31, 2010:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term held-to-maturity securities:
U.S. Treasury bills	$49,286	$8	$(33)	$49,261
Certificates of deposit	3,508	1	—	3,509
Total due in one year or less	$52,794	$9	$(33)	$52,770

Long-term held-to-maturity securities:
U. S. Government agency securities	$272	$10	$—	$282
Corporate notes	307	15	—	322
Sub-total	$579	$25	$—	$604
Less: Amounts classified as restricted cash	(238)	—	—	(238)
Total due in one to three years	$341	$25	$—	$366

The carrying value of investments consisted of the following as of December 31, 2009:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term held-to-maturity securities:
U.S. Treasury bills	$8,006	$11	$—	$8,017
Certificates of deposit	9,010	5	—	9,015
Total due in one year or less	$17,016	$16	$—	$17,032

Long-term held-to-maturity securities:
U. S. Government agency securities	$273	$11	$—	$284
Corporate notes	308	13	—	321
Sub-total	$581	$24	$—	$605
Less: Amounts classified as restricted cash	(238)	—	—	(238)
Total due in one to three years	$343	$24	$—	$367

We realized a loss of approximately $0 and $157,000 on the sale of certain of our investments during the three months ended March 31, 2010 and 2009, respectively, which were sold in order to preserve our principal as the issuers of these securities experienced significant deteriorations in their creditworthiness as evidenced by investment rating downgrades.  Market values were determined for each individual security in the investment portfolio.  If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. Additionally, management assesses whether it intends to sell or would more-likely-than-not not be required to sell the investment before the expected recovery of the amortized cost basis. Management has asserted that it has no intent to sell and that it believes it is more-likely-than-not that it will not be required to sell the investment before recovery of its amortized cost basis.  All of the investments as of March 31, 2010 that were in a loss position, have been in a continuous unrealized loss position for less than 12 months.  There were no investments in an unrealized loss position as of December 31, 2009.   As of March 31, 2010, we have an unrealized loss of $33,000 on two of our U.S. Treasury bill investments with an aggregate fair value of $35.3 million.  As of March 31, 2010, no other than temporary impairment has been recorded on any of our investments since these unrealized losses are on U.S. government issued securities maturing within one year. The decline in value of the investments as of March 31, 2010 was caused by primarily by changes in interest rates.  We do not intend to sell and we do not believe that it is more likely than not that we will be required to sell our investments before recovering the cost of securities, nor do we expect not to recover the entire amortized cost basis of our investments as of March 31, 2010.  We have the ability and intent to hold our remaining investments to recover the entire amortized cost basis of the investments as of March 31, 2010.

3.                 Inventory

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

If and when we receive the related regulatory approval, we capitalize those manufacturing costs for our marketed products at the lower of cost (first-in, first-out method) or market (current replacement cost) with cost determined on the first-in, first-out basis and then expense the sold inventory as a component of cost of goods sold.

Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense.  As such, we have remaining supplies of drug substance and drug product that are not recorded on our Balance Sheet as inventory as of March 31, 2010.   Until we sell the inventory for which the costs were previously expensed, our cost of product sales will reflect only incremental costs incurred subsequent to FDA approval.  We continue to expense costs associated with clinical trial material as research and development expense.  Inventory as of March 31, 2010 consists of work in process of $120,000 and finished goods of $138,000.

4.                 Prepaid Expenses and Other Assets

Prepaid expenses and other assets are comprised of the following:

	March 31, 2010	December 31, 2009
Prepaid sales, marketing and medical affairs expenses	$2,285	$1,839
Prepaid expenses and other assets	1,167	1,251
Prepaid research and development expenses	826	718
	$4,278	$3,808

5.                 Intangible asset, net

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

As a result of the FDA’s approval to market FOLOTYN on September 24, 2009, we met a milestone under our license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, discussed in Note 10, which required us to make a milestone payment of $5.8 million. We capitalized the $5.8 million payment as an intangible asset and began amortizing the asset immediately following the FDA approval of FOLOTYN. Amortization expense is being recorded on a straight line basis over the remaining expected life of the patent for FOLOTYN, which we expect to last until July 16, 2022. This includes the anticipated Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development. This term is our best estimate of the life of the patent. If, however, the Hatch-Waxman extension is not granted, the intangible asset will be amortized over a shorter period. Amortization expense of $113,000 for the three months ended March 31, 2010 was recorded as amortization of intangible asset in the Statement of Operations.  The estimated annual amortization expense for the intangible asset is approximately $454,000 per year during 2010 through 2021 and $234,000 in 2022.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred.  No trigger events occurred for the three months ended March 31, 2010 on the $5,566,000 of intangible asset, net.

6.                 Accrued Liabilities

Accrued liabilities are comprised of the following:

	March 31, 2010	December 31, 2009
Accrued research and development expenses	$3,590	$3,363
Accrued personnel costs	3,405	5,133
Accrued royalties, government rebates, chargebacks and distribution fees	1,529	963
Accrued sales and marketing expenses	1,131	2,407
Accrued expenses—other	921	1,270
	$10,576	$13,136

7.             Product Sales

Product Sales

We generate revenue from product sales.  We recognize product revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (1) our price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid us, or the buyer is obligated to pay us and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by us, (5) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated.

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, three of which are affiliates under common control of an unrelated party.  These distributors then resell FOLOTYN to the patients’ respective health care providers.  Given our limited sales history, we are unable to estimate returns. Therefore, we have determined that domestic shipments of FOLOTYN made to distributors do not meet the criteria for revenue recognition at the time of shipment, and therefore such shipments are accounted for using the sell-through method. Under the sell-through method, we do not recognize revenue upon shipment of FOLOTYN to the distributor. For these product sales, we invoice the distributor and record deferred revenue equal to the gross invoice sales price. We then recognize revenue when the product is sold through, or upon shipment of the product from the distributors to the distributors’ customers.  Because of the price of FOLOTYN, the limited number of patients, the short period from sale of product to patient infusion and limited contractual return rights, FOLOTYN distributors and their customers generally carry limited inventory.  Through March 31, 2010, we have had no refunds or returns.  Deferred revenue results from amounts receivable in advance of revenue recognition and totaled $1,150,000 as of March 31, 2010.

We estimate sell-through revenue and certain gross to net sales adjustments based upon analysis of third-party information, including information obtained from certain distributors with respect to their inventory levels and sell-through to the distributors’ customers. Our estimates are subject to the inherent limitations of estimates that rely on third-party data. The information received from distributors is a product of their record-keeping process and their internal controls surrounding such processes.  Our sales and revenue recognition under the sell-through method reflect our estimate of actual product sold through the distribution channel.

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

Medicaid Rebates

Our product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. We record estimated rebates payable under governmental programs, including Medicaid, as a reduction of revenue at the time sell-through revenues are recorded. Our calculations related to these rebate accruals require estimates, including estimates of customer mix primarily based on a combination of market and clinical research, to determine which sales will be subject to rebates and the amount of such rebates. During the first quarter of 2010, we obtained additional market research and were able to refine our estimated Medicaid utilization, which resulted in a reversal of Medicaid rebate allowances related to 2009 sales totaling $208,000.  We also consider any legal interpretations of the applicable laws related to Medicaid and qualifying federal and state government programs and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates.  In March 2010, the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Affordability Reconciliation Act of 2010, or PPACA, was enacted, which increased the Medicaid rebate percentage from 15.1% to 23.1%, retroactive to January 1, 2010.  In addition, the states’ ability to early adopt portions of PPACA, and any implementing regulations, could impact future estimates related to our Medicaid rebate allowances. We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. We account for Medicaid rebates by establishing an accrual in an amount equal to our estimate of Medicaid rebate claims attributable to sales recognized in that period.  If actual future results vary from our estimates, we may need to adjust our previous estimates, which would affect our earnings in the period of the adjustment.  For reference purposes, a 10% to 20% variance in Medicaid utilization estimates for state Medicaid rebates as of March 31, 2010 would result in an approximate $164,000 to $327,000 adjustment to cumulative net product sales.

Government Chargebacks

Our products are subject to certain programs with federal government qualified entities whereby pricing on products is discounted below distributor list price to participating entities. These entities purchase products through distributors at the discounted price, and the distributors charge the difference between their acquisition cost and the discounted price back to us. We account for chargebacks by establishing an accrual in an amount equal to our estimate of maximum chargeback claims. We determine our chargeback estimates based on actual FOLOTYN sell-through sales data from third-party information. Chargeback amounts are determined at the time of resale to the federal government qualified entities, and we generally issue credits for such amounts within several weeks of receiving claims from the distributor. We do not expect the impact of the 340B program expansion included in the PPACA to significantly change our estimated government chargeback accruals because drugs approved under an Orphan Drug designation were specifically excluded from the provisions of the PPACA.  The FDA has awarded orphan drug status to FOLOTYN for the treatment of patients with T-cell lymphoma, which includes patients with relapsed or refractory PTCL. Estimated chargeback amounts are recorded at the time the sell-through sale occurs and we adjust the accrual quarterly to reflect actual experience. Due to estimates and assumptions inherent in determining the amount of government chargebacks, the actual amount of claims for chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly.

Balances and activity in the deferred revenue account and a reconciliation of gross to net product sales for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009

Deferred revenue as of December 31, 2009	$669	$—
Gross product sales to distributors	8,701	—
Less: Gross product sales recognized	(8,220)	—
Deferred revenue as of March 31, 2010	$1,150	$—

Gross product sales	$8,220	$—
Less: Gross to Net Sales Adjustments
Government rebates and chargebacks	(574)	—
Distribution fees	(239)	—
Net product sales	$7,407	$—

Balances and activity in the government rebates and chargebacks and distribution fees payable accounts for the three months ended March 31, 2010 are as follows:

	Government Rebates and Chargebacks	Distribution Fees
Balance at December 31, 2009	$487	$86
Reserve for current period sales	782	239
Change in estimated Medicaid utilization for 2009 sales	(208)	—
Credits/payments made for current period sales	(99)	(100)
Credits/payments made for prior period sales	(249)	(77)
Balance at March 31, 2010	$713	$148

Major Customers and Concentration of Credit Risk

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, three of which are affiliates under common control of an unrelated party, without requiring collateral.  We periodically assess the financial strength of these customers and establish allowances for anticipated losses, if necessary.  Substantially all of our 2010 sales were made in the United States.

	% of total trade accounts receivable at	% of total gross product sales for the three months ended
	March 31, 2010	March 31, 2010
Customer A	51.4%	51.6%
Customer B	22.0%	22.9%
Customer C	26.4%	25.3%

Cost of sales

Cost of sales, excluding amortization expense, includes royalties, inventory packaging and labeling, warehousing and shipping costs associated with FOLOTYN product sales.  See discussion in Note 10 regarding the royalty rates under our license agreement for FOLOTYN.  Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense.

Until we sell the inventory for which the costs were previously expensed, our cost of sales will reflect only incremental costs incurred subsequent to FDA approval.

Under the sell-through method, royalties paid to our licensors of FOLOTYN based on the unit shipments to distributors are deferred and recognized as royalty expense when those units are sold through and recognized as revenue. Royalties paid are deferred as we have the right to offset royalties paid for product that are later returned against subsequent royalty obligations.

8.      Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2010 and 2009 has been recognized in the accompanying Statements of Operations as follows:

	Three Months Ended March 31,
	2010	2009
Research and development	$682	$973
Selling, general and administrative	2,225	1,405
Total stock-based compensation expense	$2,907	$2,378

We did not recognize a related tax benefit during the three months ended March 31, 2010 and 2009, as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of March 31, 2010.  No stock-based compensation expense was capitalized on our Balance Sheet as of March 31, 2010 and December 31, 2009.

The following table summarizes activity and related information for stock option awards granted under our equity incentive plans:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	8,292,496	$5.83	3,823,683	$5.02
Granted	1,840,631	7.53
Exercised	(633,947)	3.66
Forfeited	(125,339)	7.47
Outstanding at March 31, 2010	9,373,841	$6.29	3,875,452	$5.43

During the three months ended March 31, 2010, we granted 1,840,631 stock options with a weighted-average grant-date fair value of $4.27 per share.  During the three months ended March 31, 2010 and 2009, we recorded stock-based compensation related to our stock option plans of $2,605,000 and $2,225,000, respectively.  As of March 31, 2010, the unrecorded stock-based compensation balance related to stock option awards was $12,509,000 and will be recognized over an estimated weighted-average amortization period of 1.9 years.

The following table summarizes information about outstanding stock options that are fully vested and currently exercisable, and outstanding stock options that are expected to vest in the future:

	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value
As of March 31, 2010:
Options fully vested and exercisable	3,875,452	6.7	$5.43	$7,975,000
Options expected to vest, including effects of expected forfeitures	4,608,789	9.0	$6.89	2,958,000
Options fully vested and expected to vest	8,484,241	8.0	$6.22	$10,933,000

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our closing stock price of $7.43 as of March 31, 2010, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.  The total number of in-the-money options exercisable as of March 31, 2010 was 3,084,816.

The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $2,318,000 and $1,544,000, respectively, determined as of the date of option exercise.  We settle employee stock option exercises with newly issued common shares.  No tax benefits were realized by us in connection with these exercises during the three months ended March 31, 2010 and 2009 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of March 31, 2010.

The following table summarizes activity and related information for restricted stock, or RS, awards:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested RS at December 31, 2009	125,000	$3.72
Granted	—	—
Vested	(82,500)	3.39
Nonvested RS at March 31, 2010	42,500	$4.38

The shares of restricted stock vest in four equal annual installments from the date of grant.  During the three months ended March 31, 2010 and 2009, we recorded stock-based compensation related to restricted stock awards of $26,000 and $85,000, respectively.  As of March 31, 2010, the unrecorded stock-based compensation balance related to restricted stock awards was $31,000 and will be recognized over an estimated weighted-average amortization period of 1.4 years.

The following table summarizes activity and related information for restricted stock unit, or RSU, awards:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested RSU at December 31, 2009	155,479	$6.48
Granted	329,403	7.56
Vested	(30,856)	6.40
Nonvested RSU at March 31, 2010	454,026	$7.27

The shares of restricted stock unit awards vest in four equal annual installments from the date of grant.  During the three months ended March 31, 2010 and 2009, we recorded stock-based compensation related to restricted stock unit awards of $225,000 and $47,000, respectively.  As of March 31, 2010, the unrecorded stock-based compensation balance related to restricted stock unit awards was $2,572,000 and will be recognized over an estimated weighted-average amortization period of 2.4 years.

9.      Net Loss Per Share

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

Diluted net loss per share is the same as basic net loss per share for all periods presented because any potential dilutive common shares were anti-dilutive due to our net loss (as including such shares would decrease our basic net loss per share). Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because we reported a net loss for the three months ended March 31, 2010 and 2009, all potentially dilutive common shares have been excluded from the computation of the dilutive net loss per share for all periods presented. Such potentially dilutive common shares consist of the following:

	March 31,
	2010	2009
Common stock options	9,373,841	8,484,730
Unvested restricted stock	42,500	192,500
Unvested restricted stock units	454,026	151,941
	9,870,367	8,829,171

10.   Commitments and Contingencies

Royalty and License Fee Commitments

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and have made aggregate milestone payments of $2.5 million based on the passage of time. Additionally, in May and September 2009, we made milestone payments of $1.5 million based on the FDA accepting our New Drug Application for review and $5.8 million based on the FDA approval to market FOLOTYN, respectively.  The up-front license fee and all milestone payments under the agreement prior to FDA approval to market FOLOTYN were recorded to research and development expense as incurred.  As discussed in Note 5, the $5.8 million milestone payment based on the FDA approval was capitalized as an intangible asset and is being amortized over the expected useful life of the composition of matter patent for FOLOTYN, which we expect to last until July 16, 2022. The only remaining potential milestone payment under the license agreement is for $3.5 million upon regulatory approval to market FOLOTYN in Europe, which, if made would be capitalized and amortized over the expected useful life of the licensed patents. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors royalties based on graduated annual levels of net sales of FOLOTYN to our distributors, net of actual rebates and chargebacks, or distributor sales, which may be different than our net product revenue recognized in accordance with U.S. generally accepted accounting principles, or GAAP, or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.  Royalties are 8% of annual distributor sales up to $150.0 million; 9% of annual distributor sales of $150.0 million through $300.0 million; and 11% of annual distributor sales in excess of $300.0 million.  In 2010 and 2009, our royalties were 8% of our net distributor sales.  As of March 31, 2010, accrued royalties were $668,000 and are included in accrued liabilities on the Balance Sheet.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements regarding our commercialization of FOLOTYN for patients with relapsed or refractory peripheral T-cell lymphoma; our projected timeline to present and the potential implications of the top line results from our Phase 2b trial comparing FOLOTYN and erlotinib in patients with advanced non-small cell lung cancer, our intent and projected timeline to submit a Marketing Authorization Application, or MAA, in Europe for FOLOTYN; our projected operating costs and expenses for fiscal year 2010; other statements regarding our future product development and regulatory strategies, including our intent to develop or seek regulatory approval for FOLOTYN for additional indications; the ability of our third-party manufacturers to support our requirements for drug supply; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements that are other than statements of historical fact. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our, or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed in Part II, Item 1A of this report under the caption “Risk Factors.” All forward-looking statements included in this report are based on information available to us as of the date hereof and we undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances. Forward-looking statements not specifically described above also may be found in these and other sections of this report.

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

We are currently focused on the development and commercialization of FOLOTYN® (pralatrexate injection).  FOLOTYN is a targeted antifolate inhibitor designed to accumulate preferentially in cancer cells.  FOLOTYN targets the inhibition of dihydrofolate reductase, or DHFR, an enzyme critical in the folate pathway, thereby interfering with DNA and RNA synthesis and triggering cancer cell death.  FOLOTYN can be delivered as a single agent, for which we currently have approval for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL, and has the potential to be used in combination therapy regimens.  We believe that FOLOTYN’s unique mechanism of action offers us the ability to target the drug for development in a variety of hematological malignancies and solid tumor indications.  We currently retain exclusive worldwide commercial rights to FOLOTYN for all indications.  We may also seek to grow our product portfolio through product acquisition and in-licensing efforts.

On September 24, 2009, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of FOLOTYN for use as a single agent for the treatment of patients with relapsed or refractory PTCL. This approval was based on overall response rate from our pivotal PROPEL trial. Clinical benefit such as improvement in progression-free survival or overall survival has not been demonstrated.  FOLOTYN represents our first drug approved for marketing in the United States.  FOLOTYN is the first and only drug approved by the FDA for this indication.  In connection with the accelerated approval, we are required to conduct several post-approval studies that are intended to verify and describe FOLOTYN’s clinical benefit in patients with T-cell lymphoma and assess whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment.

We began making FOLOTYN available for commercial sale in the United States in October 2009 and commenced our commercial launch of FOLOTYN in January 2010.  We have established a commercial organization, including sales, marketing, supply chain management and reimbursement capabilities, for sales of FOLOTYN in the United States.  We believe the market for relapsed or refractory PTCL is addressable with a targeted U.S. sales and marketing organization, and we intend to promote FOLOTYN ourselves in the United States.

Based on the results of the PROPEL trial, we intend to seek regulatory approval to market FOLOTYN in Europe for the treatment of patients with relapsed or refractory PTCL.  Our current intention is to submit a MAA in Europe in the fourth quarter of 2010.   We may also seek regulatory approval to market FOLOTYN for the treatment of patients with relapsed or refractory PTCL in Japan and other countries.  We intend to enter into co-promotion or out-licensing arrangements with other pharmaceutical or biotechnology partners where necessary to reach foreign market segments and when deemed strategically and economically advisable.

We are committed to evaluating FOLOTYN for oncology use as a single agent and in combination with other therapies.  We currently are conducting clinical trials involving FOLOTYN in multiple indications and plan to initiate additional trials in the future to evaluate FOLOTYN’s potential utility in other hematologic malignancies and solid tumor indications.  The following table summarizes the target indications and clinical development status of the FOLOTYN development program, including our planned post-approval studies:

Line of Therapy / Indication	Phase	Status
HEMATOLOGIC MALIGNANCIES
Peripheral T-cell Lymphoma
2nd line+: PROPEL Pivotal Study	2	FDA accelerated approval on 9/24/09; Marketed in U.S.
1st Line: CHOP sequential study*	3	Planned initiation in 2010
Cutaneous T-cell Lymphoma
2nd Line+: Single agent study in relapsed or refractory CTCL	1	Patient enrollment completed
2nd Line: Bexarotene combination* bexarotene +/- FOLOTYN	1/3	Phase 1 MTD study to begin in 2010
Lymphoma
2nd Line+: non-Hodgkin’s lymphoma combination FOLOTYN + gemcitabine	1/2a	Phase 2a patient enrollment ongoing
2nd Line+: B-cell non-Hodgkin’s lymphoma	2	Patient enrollment ongoing
SOLID TUMORS
Non-Small Cell Lung Cancer
2nd & 3rd Line: Current or former smokers, Stage IIIB/IV FOLOTYN vs. erlotinib	2b	Enrollment complete; top line results expected 3Q 2010**
Bladder Cancer
2nd Line: Metastatic relapsed transitional cell carcinoma (TCC) of the urinary bladder	2	Patient enrollment ongoing
Breast Cancer
2nd Line+: Previously treated advanced or metastatic breast cancer	2	Patient enrollment ongoing

*      These studies are required by the FDA as a condition of the accelerated approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL and must verify the clinical benefit of FOLOTYN.

**   Our Phase 2b trial in non-small cell lung cancer is fully enrolled and we currently expect to announce top line results of this in the third quarter of 2010, although the actual timing may vary based upon a number of factors.

Results of Operations

We have incurred significant net losses and negative cash flows from operations. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses.  Our primary business activities have been focused on the development of FOLOTYN and other programs that we discontinued in previous years.  Our ability to generate significant revenue and achieve profitability is dependent on our ability to successfully commercialize FOLOTYN for the treatment of patients with relapsed or refractory PTCL in the United States.  The amount of our future product sales are subject to significant uncertainty.  We may never generate sufficient revenue from product sales to become profitable.

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

Comparison of three months ended March 31, 2010 and 2009

Net product sales.   Net product sales represent total sell-through revenue less distributor fees and estimated allowances for rebates and chargebacks to be incurred on the selling price of FOLOTYN related to the respective revenue, as further described in the “Critical Accounting Policies” section below. We began making FOLOTYN available for commercial sale in the United States in October 2009.

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, three of which are affiliates under common control of an unrelated party.  These distributors then resell FOLOTYN to the patients’ respective health care providers.  We have determined that domestic shipments of FOLOTYN made to distributors do not meet the criteria for revenue recognition at the time of shipment, and therefore such shipments are accounted for using the sell-through method. Under the sell-through method, we do not recognize revenue upon shipment of FOLOTYN to the distributor. For these product sales, we invoice the distributor and record deferred revenue equal to the gross invoice sales price. We then recognize revenue when the product is sold through, or upon shipment of the product from the distributors to the distributors’ customers.  Because of the price of FOLOTYN, the limited number of patients, the short period from sale of product to patient infusion and limited contractual return rights, FOLOTYN distributors and their customers generally carry limited inventory.  Through March 31, 2010, we have had no refunds or returns.  Deferred revenue results from amounts receivable in advance of revenue recognition and totaled $1.2 million as of March 31, 2010.

Balances and activity in the deferred revenue account and a reconciliation of gross to net product sales for the three months ended March 31, 2010 and 2009 are as follows:

	Three Month Ended March 31,
	2010	2009
	(in millions)

Deferred revenue as of December 31, 2009	$0.7	$—
Gross product sales to distributors	8.7
Less: Gross product sales recognized	(8.2)	—
Deferred revenue as of March 31, 2010	$1.2	$—

Gross product sales	$8.2	$—
Less: Gross to Net Sales Adjustments
Government rebates and chargebacks	(0.6)	—
Distribution fees	(0.2)	—
Net product sales	$7.4	$—

There were no corresponding net product sales in the three months ended March 31, 2009, as sales of FOLOTYN commenced in the fourth quarter of 2009.  We expect sales of FOLOTYN to increase over the next several years as we increase our penetration of the market for relapsed or refractory PTCL.

Balances and activity in the government rebates and chargebacks and distribution fees payable accounts for the three months ended March 31, 2010 are as follows:

	Government Rebates and Chargebacks	Distribution Fees
	(in millions)

Balance at December 31, 2009	$0.5	$0.1
Reserve for current period sales	0.8	0.2
Change in estimated Medicaid utilization for 2009 sales	(0.2)	—
Credits/payments made for current period sales	(0.1)	(0.1)
Credits/payments made for prior period sales	(0.3)	(0.1)
Balance at March 31, 2010	$0.7	$0.1

Government rebates and chargebacks reflect management estimates which are further discussed in the “Critical Accounting Policies” section below.

Cost of sales, excluding amortization expense.   Cost of sales, excluding amortization expense, includes royalties, inventory packaging and labeling, warehousing and shipping costs associated with FOLOTYN product revenue.

	Three Months Ended March 31,
	2010	2009
	(in millions)
Cost of sales, excluding amortization expense	$0.7	$—

Prior to receiving FDA approval of FOLOTYN on September 24, 2009, all costs related to purchases of the active pharmaceutical ingredient and manufacturing of the product were recorded as research and development expense.  Until we sell the inventory for which the costs were previously expensed, our cost of sales will reflect only royalties and other incremental costs incurred subsequent to the FDA approval date.  Accordingly, our cost of sales of FOLOTYN will be lower with respect to product that was manufactured prior to FDA approval.  This occurred with respect to all sales of FOLOTYN in the first quarter of 2010 and is expected to occur for a significant amount of sales of FOLOTYN in 2010.  After the inventory has been sold that was already expensed to research and development prior to FDA approval, we expect cost of sales, excluding amortization expense to approximate 10% of net product sales, which includes our current 8% royalty.

The $689,000 of cost of sales, excluding amortization expense for the three months ended March 31, 2010 was primarily due to an 8% royalty on gross product sales payable to the licensors of FOLOTYN under the terms of our license agreement.  There were no corresponding cost of sales for the three months ended March 31, 2009.

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

	Three Months Ended March 31,
	2010	2009
	(in millions)
Research and development	$9.3	$8.4

The $925,000 increase in research and development expenses in the three months ended March 31, 2010 as compared to the same period in 2009 was primarily due to:

•      a $1.6 million increase in costs related to clinical trials involving FOLOTYN, including start-up costs for the post-approval studies required by the FDA and other trials with ongoing enrollment; and

•      a $415,000 increase in personnel and related travel costs, mainly attributable to additional headcount and increases in compensation costs year over year.

This increase was partially offset by:

•      a $696,000 decrease in costs related to clinical trials involving FOLOTYN which have closed enrollment, including decreased costs for our Phase 2b NSCLC study, which completed patient enrollment in July 2009; and

•      a $290,000 decrease in stock-based compensation, primarily related to the resignation of our former Chief Medical Officer in September 2009, resulting in no corresponding stock-based compensation expense in the first quarter of 2010, as compared to first quarter of 2009.

For the remainder of 2010, we expect our average quarterly research and development expenses to increase relative to the amount recorded for the three months ended March 31, 2010 due to the following:

•      an increase in clinical trial costs involving FOLOTYN, including start-up costs for the post-approval studies required by the FDA;

•      an increase in personnel and related travel costs primarily resulting from additional headcount; and

•      an increase in non-cash stock-based compensation expense related to our annual equity grants to existing employees and grants to new employees.

Selling, General and Administrative.  Selling, general and administrative expenses include costs for sales and marketing activities, corporate development, medical affairs, executive administration, corporate offices and related infrastructure.

	Three Months Ended March 31,
	2010	2009
	(in millions)
Selling, general and administrative	$17.9	$7.0

The $11.0 million increase in selling, general and administrative expenses in the three months ended March 31, 2010 as compared to the same period in 2009 was primarily due to the following:

•     a $6.8 million increase in personnel and related travel and facilities costs, mainly attributable to additional headcount to support the commercialization of FOLOTYN, including our sales and marketing organization, and increases in compensation costs year over year;

•     a $2.4 million increase in sales and marketing costs associated with the commercial launch, including promotional expenses, advisory boards, market research and costs related to trade shows;

•     a $913,000 increase in grants and sponsored medical education programs; and

•     an $820,000 increase in non-cash stock-based compensation expense, as discussed in more detail below.

For the remainder of 2010, we expect our average quarterly selling, general and administrative expenses to increase relative to the amount recorded for the three months ended March 31, 2010 due to the following:

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

•    an increase in personnel costs, primarily resulting from additional headcount, including a full quarter of costs for employees hired in the first quarter of 2010; and

•    an increase in non-cash stock-based compensation expense related to grants for new employees and our annual equity grants to existing employees.

Amortization of intangible asset.   Amortization of intangible asset represents amortization expense of capitalized license costs over the expected patent life of the related product.

Amortization expense of our intangible asset for the three months ended March 31, 2010 was $113,000.  There was no expense for the three months ended March 31, 2009.  The $113,000 expense in the three months ended March 31, 2010 was due to the amortization of the $5.8 million intangible asset resulting from a milestone payment under our license agreement for FOLOTYN in September 2009 discussed further in the “Obligations and Commitments” section below.  Amortization expense is being recorded on a straight line basis over the estimated remaining life of the composition of matter patent for FOLOTYN, which we expect to last until July 16, 2022. This includes the anticipated Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development. This term is our best estimate of the life of the patent.  If, however, the Hatch-Waxman extension is not granted, the intangible asset will be amortized over a shorter period.

Stock-based Compensation Expense.  Stock-based compensation expense for the three months ended March 31, 2010 and 2009 has been recognized in our Statements of Operations as follows:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Research and development	$0.7	$1.0
Selling, general and administrative	2.2	1.4
Total stock-based compensation expense	$2.9	$2.4

Of the $2.9 million of stock-based compensation recognized in the three months ended March 31, 2010, $2.6 million was related to our stock option plans, $251,000 related to restricted stock and restricted stock units and $52,000 related to our employee stock purchase plan.  Of the $2.4 million of stock-based compensation recognized in the three months ended March 31, 2009, $2.2 million was related to our stock option plans, $133,000 related to restricted stock and restricted stock units and $21,000 related to our employee stock purchase plan.  The $0.5 million increase in stock-based compensation expense in the three months ended March 31, 2010 as compared to the same period in 2009 was primarily due to an increase in the number of options granted to new employees and to existing employees pursuant to our annual grants in February 2010.

As of March 31, 2010, the unrecorded stock-based compensation balance related to stock option awards was $12.5 million and will be recognized over an estimated weighted-average amortization period of 1.9 years. As of March 31, 2010, the unrecorded stock-based compensation balance related to restricted stock unit awards was $2.6 million and will be recognized over an estimated weighted-average amortization period of 2.4 years.  As of March 31, 2010, the unrecorded stock-based compensation balance related to restricted stock awards was $31,000 and will be recognized over an estimated weighted-average amortization period of 1.4 years.

Stock-based compensation expense in fiscal year 2010 is expected to be approximately $13 to $15 million.

Interest and Other Income, Net.  Interest income, net of interest expense, for the three months ended March 31, 2010 and 2009 was $65,000 and $173,000, respectively.  The $108,000 decrease in net interest income in the three months ended March 31, 2010 as compared to the same period in 2009 was primarily due to lower yields on our cash, cash equivalents and investments.

Liquidity and Capital Resources

As of March 31, 2010, we had $137.5 million in cash, cash equivalents, and investments.  Until required for use in our business, we invest our cash reserves in bank deposits, money market funds, U.S. government instruments and certificates of deposit in accordance with our investment policy.  The weighted average duration of the remaining time to maturity for our portfolio of investments as of March 31, 2010 was approximately eight months.   Our investments as of March 31, 2010 primarily consisted of U.S. Treasury bills and certificates of deposit. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of March 31, 2010.  We have the ability and intent to hold our remaining investments to recover the entire amortized cost basis of the investments as of March 31, 2010, although we monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

Since our inception, we have financed our operations primarily through public and private sales of our equity securities, which have resulted in net proceeds to us of $475.9 million through March 31, 2010.

Net cash used to fund our operating activities for the three months ended March 31, 2010 and 2009 was $23.3 million and $11.9 million, respectively.

For fiscal year 2010, total operating costs and expenses are expected to be approximately $120 to $130 million, excluding non-cash stock-based compensation expense.  Stock-based compensation expense is expected to be approximately $13 to $15 million.  Actual financial results for 2010 will vary based upon many factors, including FOLOTYN sales and rate of patient enrollment in clinical trials that are ongoing and planned for initiation in 2010.

Net cash used in investing activities for the three months ended March 31, 2010 was $35.9 million and consisted primarily of purchases of investments offset by proceeds from maturities of investments.  Net cash provided by investing activities for the three months ended March 31, 2009 was $27.3 million and consisted primarily of proceeds from maturities and sales of investments.

Net cash provided by financing activities for the three months ended March 31, 2010 was $2.4 million and consisted primarily of proceeds from the issuance of common stock associated with stock options exercised by our employees.  Net cash provided by financing activities for the three months ended March 31, 2009 was $1.2 million and consisted primarily of proceeds the issuance of common stock associated with stock options exercised by our employees.

Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments as of March 31, 2010 will be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Obligations and Commitments

Royalty and License Fee Commitments

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and have made aggregate milestone payments of $2.5 million based on the passage of time. Additionally, in May and September 2009, we made milestone payments of $1.5 million based on the FDA accepting our New Drug Application for review and $5.8 million based on the FDA approval to market FOLOTYN, respectively.  The up-front license fee and all milestone payments under the agreement prior to FDA approval to market FOLOTYN were recorded to research and development expense as incurred.  The $5.8 million milestone payment based on the FDA approval was capitalized as an intangible asset and is being amortized over the expected useful life of the composition of matter patent for FOLOTYN, which we expect to last until July 16, 2022. The only remaining potential milestone payment under the license agreement is for $3.5 million upon regulatory approval to market FOLOTYN in Europe, which, if made would be capitalized and amortized over the expected useful life of the licensed patents. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors royalties based on graduated annual levels of net sales of FOLOTYN to our distributors, net of actual rebates and chargebacks, or distributor sales, which may be different than our net product revenue recognized in accordance with U.S. generally accepted accounting principles, or GAAP, or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.  Royalties are 8% of annual distributor sales up to $150.0 million; 9% of annual distributor sales of $150.0 million through $300.0 million; and 11% of annual distributor sales in excess of $300.0 million.  In 2010 and 2009, our royalties were 8% of our net distributor sales.

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

Revenue Recognition.   We generate revenue from product sales.  We recognize product revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (1) our price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid us, or the buyer is obligated to pay us and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by us, (5) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated.

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, three of which are affiliates under common control of an unrelated party.  These distributors then resell FOLOTYN to the patients’ respective health care providers.  Given our limited sales history, we are unable to estimate returns. Therefore, we have determined that domestic shipments of FOLOTYN made to distributors do not meet the criteria for revenue recognition at the time of shipment, and therefore such shipments are accounted for using the sell-through method. Under the sell-through method, we do not recognize revenue upon shipment of FOLOTYN to the distributor. For these product sales, we invoice the distributor and record deferred revenue equal to the gross invoice sales price. We then recognize revenue when the product is sold through, or upon shipment of the product from the distributors to the distributors’ customers.  Because of the price of FOLOTYN, the limited number of patients, the short period from sale of product to patient infusion and limited contractual return rights, FOLOTYN distributors and their customers generally carry limited inventory.  Through March 31, 2010, we have had no refunds or returns.  Deferred revenue results from amounts receivable in advance of revenue recognition and totaled $1,150,000 as of March 31, 2010.

We estimate sell-through revenue and certain gross to net sales adjustments based upon analysis of third-party information, including information obtained from certain distributors with respect to their inventory levels and sell-through to the distributors’ customers. Our estimates are subject to the inherent limitations of estimates that rely on third-party data. The information received from distributors is a product of their record-keeping process and their internal controls surrounding such processes.  Our sales and revenue recognition under the sell-through method reflect our estimate of actual product sold through the distribution channel.

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

Medicaid Rebates

Our product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. We record estimated rebates payable under governmental programs, including Medicaid, as a reduction of revenue at the time sell-through revenues are recorded. Our calculations related to these rebate accruals require estimates, including estimates of customer mix primarily based on a combination of market and clinical research, to determine which sales will be subject to rebates and the amount of such rebates. During the first quarter of 2010, we obtained additional market research and were able to refine our estimated Medicaid utilization, which resulted in a reversal of Medicaid rebate allowances related to 2009 sales totaling $208,000.  We also consider any legal interpretations of the applicable laws related to Medicaid and qualifying federal and state government programs and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates.  In March 2010, the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Affordability Reconciliation Act of 2010, or PPACA, was enacted, which increased the Medicaid rebate percentage from 15.1% to 23.1%, retroactive to January 1, 2010.  In addition, the states’ ability to early adopt portions of PPACA, and any implementing regulations, could impact future estimates related to our Medicaid rebate allowances. We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. We account for Medicaid rebates by establishing an accrual in an amount equal to our estimate of Medicaid rebate claims attributable to sales recognized in that period.  If actual future results vary from our estimates, we may need to adjust our previous estimates, which would affect our earnings in the period of the adjustment.  For reference purposes, a 10% to 20% variance in Medicaid utilization estimates for state Medicaid rebates as of March 31, 2010 would result in an approximate $164,000 to $327,000 adjustment to cumulative net product sales.

Government Chargebacks

Our products are subject to certain programs with federal government qualified entities whereby pricing on products is discounted below distributor list price to participating entities. These entities purchase products through distributors at the discounted price, and the distributors charge the difference between their acquisition cost and the discounted price back to us. We account for chargebacks by establishing an accrual in an amount equal to our estimate of maximum chargeback claims. We determine our chargeback estimates based on actual FOLOTYN sell-through sales data from third-party information. Chargeback amounts are determined at the time of resale to the federal government qualified entities, and we generally issue credits for such amounts within several weeks of receiving claims from the distributor. We do not expect the impact of the 340B program expansion included in the PPACA to significantly change our estimated government chargeback accruals because drugs approved under an Orphan Drug designation were specifically excluded from the provisions of the PPACA.  The FDA has awarded orphan drug status to FOLOTYN for the treatment of patients with T-cell lymphoma, which includes patients with relapsed or refractory PTCL. Estimated chargeback amounts are recorded at the time the sell-through sale occurs and we adjust the accrual quarterly to reflect actual experience. Due to estimates and assumptions inherent in determining the amount of government chargebacks, the actual amount of claims for chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly.

Research and Development.   Research and development expenditures are charged to expense as incurred. Research and development expenses include the costs of certain personnel, preclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, third party manufacturing costs for development of drug materials for use in clinical trials and preclinical studies and licensing fees for our product candidates prior to FDA approval.  All finished drug inventory costs associated with production activities in our third party manufacturing facilities prior to receiving FDA approval for such facilities and prior to receiving regulatory approval to market our product are expensed to research and development expenses. Upon receipt of the related regulatory approval, we capitalize those manufacturing costs for our marketed products at the lower of cost or market and then expense the sold inventory as a component of cost of sales. We accrue research and development expenses for activity as incurred during the fiscal year and prior to receiving invoices from clinical sites and third party clinical and preclinical research organizations. We accrue external costs for clinical and preclinical studies based on an evaluation of the following: the progress of the studies, including patient enrollment, dosing levels of patients enrolled, estimated costs to dose patients, invoices received, and contracted costs with clinical sites and third party clinical and preclinical research organizations. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates. During the quarters ended March 31, 2010 and 2009, we did not have any changes in estimates that would have resulted in material adjustments to research and development expenses accrued in the prior period.

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

If and when we receive the related regulatory approval, we capitalize those manufacturing costs for our marketed products at the lower of cost (first-in, first-out method) or market (current replacement cost) with cost determined on the first-in, first-out basis and then expense the sold inventory as a component of cost of goods sold.

Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense.  Until we sell the inventory for which the costs were previously expensed, our cost of product sales will reflect only incremental costs incurred subsequent to FDA approval. We continue to expense costs associated with clinical trial material as research and development expense. Inventory as of March 31, 2010 consists of work in process of $120,000 and finished goods of $138,000.

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

During the three months ended March 31, 2010 and 2009, we recorded stock-based compensation expense of approximately $2.9 million and $2.4 million, respectively, related to stock-based awards, including stock options, restricted stock units, restricted stock and our employee stock purchase plan. As of March 31, 2010, the unrecorded deferred stock-based compensation balance related to these stock-based awards was approximately $15.1 million and will be recognized over the remaining vesting periods of the awards. Judgments and estimates must be made and used in determining the factors used in calculating the fair value of stock-based awards, including the expected forfeiture rate of our stock-based awards, the expected life of our stock-based awards, and the expected volatility of our stock price. For more information on stock-based compensation expense during the three months ended March 31, 2010, refer to Note 8 “Stock-Based Compensation” of the unaudited March 31, 2010 financial statements included herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments as of March 31, 2010 consisted of cash, cash equivalents, investments, accounts receivable and accounts payable.  All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  We invest in securities in accordance with our investment policy.  The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet our operating needs.  Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.  The weighted average duration of the remaining time to maturity for our portfolio of investments as of March 31, 2010 was approximately eight months.  As of March 31, 2010, our investments of $53.1 million were all classified as held-to-maturity and were held in a variety of interest-bearing instruments, consisting primarily of U.S. Treasury bills and certificates of deposit. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of March 31, 2010.  We have the ability and intent to hold our remaining investments to recover the entire amortized cost basis of the investments as of March 31, 2010, although we monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act”.  Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Our business faces significant risks. These risks include those described below and may include additional risks of which we are not currently aware or which we currently do not believe are material. If any of the events or circumstances described in the following risk factors actually occurs, they may materially harm our business, financial condition, operating results and cash flow. As a result, the market price of our common stock could decline. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, operating results and financial condition.  Stockholders and potential investors in shares of our common stock should carefully consider the following risk factors, which hereby update those risks contained in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009 in addition to other information and risk factors in this report.  We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of the Company.  We are relying upon the safe harbor for all forward-looking statements in this report, and any such statements made by or on behalf of the Company are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this report. We consistently update and include our risk factors in our Quarterly Reports on Form 10-Q. Risk factors that have been substantively changed from those set forth in our Annual Report on Form 10-K for the period ended December 31, 2009 have been marked with an asterisk immediately following the heading of such risk factor.

We have a history of net losses and an accumulated deficit, and we may never generate sufficient revenue to achieve or maintain profitability in the future. *

We have experienced significant net losses and negative cash flows from operations. To date, we have financed our operations primarily through the public and private sale of securities.  For the three months ended March 31, 2010, we had a net loss of $20.5 million.  As of March 31, 2010, we had accumulated a deficit of $393.8 million.  We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses.

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

In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price, the magnitude of the expense that we must recognize may vary significantly. Any such variance from one period to the next could cause a significant fluctuation in our operating results.

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

Even though we have obtained accelerated approval to market FOLOTYN for the treatment of patients with relapsed or refractory PTCL, we are subject to ongoing regulatory obligations and review, including post-approval requirements.*

FOLOTYN was approved for the treatment of patients with relapsed or refractory PTCL under the FDA’s accelerated approval program, which allows the FDA to approve products for cancer or other life threatening diseases based on initial positive clinical data.  Under these provisions, we are subject to certain post-approval requirements pursuant to which we have agreed to conduct two randomized Phase 3 trials to verify and describe FOLOTYN’s clinical benefit in patients with T-cell lymphoma.  The FDA has also required that we conduct two Phase 1 trials to assess whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment.  Failure to complete the studies or adhere to the timelines established by the FDA could result in penalties, including fines or withdrawal of FOLOTYN from the market.  The FDA may also initiate proceedings to withdraw approval if our Phase 3 studies fail to verify clinical benefit.  Further, the FDA may require us to strengthen the warnings and precautions section of the FOLOTYN package insert or institute a Risk Evaluation and Mitigation Strategy based on the results of these studies or clinical experience.  We are also subject to additional, continuing post-approval regulatory obligations, including the possibility of additional clinical studies required by the FDA, safety reporting requirements and regulatory oversight of the promotion and marketing of FOLOTYN.

In addition, we or our third-party manufacturers are required to adhere to regulations setting forth the FDA’s current Good Manufacturing Practices, or cGMP. These regulations cover all aspects of the manufacturing, storage, testing, quality control and record keeping relating to FOLOTYN. Furthermore, we or our third-party manufacturers are subject to periodic inspection by the FDA and foreign regulatory authorities to ensure strict compliance with cGMP or other applicable government regulations and corresponding foreign standards. We have limited control over a third-party manufacturer’s compliance with these regulations and standards.  If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we may be subject to fines, suspension, modification or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

The status of coverage and reimbursement from third-party payers for newly approved health care drugs is uncertain and failure to obtain adequate coverage and reimbursement could limit our ability to generate revenue.*

Our ability to successfully commercialize FOLOTYN for the treatment of patients with relapsed or refractory PTCL or for other future indications will depend, in part, on the extent to which coverage and reimbursement for FOLOTYN is available from government and health administration authorities, private health insurers, managed care programs and other third-party payers.  Significant uncertainty exists as to the coverage and reimbursement of newly approved health care products.  In addition, the U.S. Congress recently enacted legislation to reform the health care system that includes cost containment measures that may adversely affect the amount of reimbursement for pharmaceutical products, including FOLOTYN.  These measures include increasing the minimum rebates for products covered by Medicaid programs and extending such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations as well as expansion of the 340(B) Public Health Services drug discount program.

Healthcare providers and third-party payers use coding systems to identify diagnoses, procedures, services, drugs, pharmaceutical devices, equipment and other health-related items and services.  Proper coding is an integral component to receiving appropriate reimbursement for the administration of FOLOTYN and related services. The majority of payers use nationally recognized code sets to report medical conditions, services and drugs.  We recently obtained transitional pass-through status which enables FOLOTYN to be reimbursed under the hospital outpatient prospective payment system.  In addition, we have applied for a permanent reimbursement J-code for FOLOTYN, although healthcare providers prescribing FOLOTYN will initially be required to submit claims for reimbursement using a temporary J-code, which may result in payment delays or incorrect payment levels. We cannot predict at this time whether our customers will receive adequate reimbursement for FOLOTYN, nor can we predict whether FOLOTYN will receive a permanent J-code in the future.

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

We are dependent upon a small number of customers for a significant portion of our revenue, and the loss of, or significant reduction or cancellation in sales to, any one of these customers could adversely affect our operations and financial condition.*

In the United States, we sell FOLOTYN to a small number of distributors who in turn sell-through to patient health care providers. These distributors also provide multiple logistics services relating to the distribution of FOLOTYN, including transportation, warehousing, cross-docking, inventory management, packaging and freight-forwarding.  We do not promote FOLOTYN to these distributors and they do not set or determine demand for FOLOTYN.  For the three months ended March 31, 2010, three companies affiliated with AmerisourceBergen Corporation accounted for substantially all of our FOLOTYN sales.  We expect significant customer concentration to continue for the foreseeable future.  Our ability to successfully commercialize FOLOTYN will depend, in part, on the extent to which these distributors are able to provide adequate distribution of FOLOTYN to patient health care providers.  Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor.  The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

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

If we fail to comply with healthcare fraud and abuse laws, we could face substantial penalties and our business, operations and financial condition could be adversely affected.*

As a biopharmaceutical company, even though we do not and will not control referrals of health care services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse will be applicable to our business. These laws and regulations, include, among others:

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

Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution under the federal Anti-Kickback statute, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescriptions, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Further, the recently enacted health care reform law known as the Patient Protection and Affordable Care Act (PPACA), enacted in 2010, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims laws. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

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

The PPACA, enacted in 2010, imposes new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to physicians and teaching hospitals, effective March 30, 2013.  Such information will be made publicly available in a searchable format beginning September 30, 2013.  In addition, pharmaceutical and device manufacturers will also be required to report and disclose investment interests held by physicians and their immediate family members during the preceding calendar year.  Failure to submit required information may result in civil monetary penalties of up to $150,000 per year (and up to $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

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

Reports of adverse events or safety concerns involving FOLOTYN or similar small molecule chemotherapeutic agents could delay or prevent us from obtaining or maintaining regulatory approval or negatively impact public perception of FOLOTYN.*

FOLOTYN may cause serious adverse events. These adverse events could interrupt, delay or halt clinical trials of FOLOTYN, including the FDA-required post-approval studies, and could result in the FDA or other regulatory authorities denying or withdrawing approval of FOLOTYN for any or all indications, including for the treatment of patients with relapsed or refractory PTCL. An independent data safety monitoring board, the FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. We may also be required to strengthen the warnings and precautions section of the FOLOTYN package insert based on reports of adverse events or safety concerns, or impose a Risk Evaluation and Mitigation Strategy, which could adversely affect FOLOTYN’s acceptance in the market.  We cannot assure you that FOLOTYN will be safe for human use.

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

Clinical trials must be conducted in accordance with the FDA’s current Good Clinical Practices, or cGMP, or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign governmental agencies and Institutional Review Boards at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under cGMP and may require large numbers of test subjects. Clinical trials may be suspended by the FDA, other foreign governmental agencies, or us for various reasons, including:

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

We may need to raise additional capital to support our future operations.  If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop or commercialize FOLOTYN.*

Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments as of March 31, 2010 should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.  We anticipate continuing our current development programs and beginning other long-term development projects involving FOLOTYN, including the post-approval clinical studies required for FOLOTYN. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful.  In addition, we expect to incur significant costs relating to the commercialization of FOLOTYN, including costs related to our sales and marketing, medical affairs and manufacturing operations.  Therefore, we may need to raise additional capital to support our future operations.  Our actual capital requirements will depend on many factors, including:

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

We do not have manufacturing facilities or capabilities and are dependent on third parties to fulfill our manufacturing needs, which could result in the delay of clinical trials, regulatory approvals, product introductions and commercial sales.*

We are dependent on third parties for the manufacture and storage of FOLOTYN for clinical trials and for commercial sale. If we are unable to contract for a sufficient supply of FOLOTYN on acceptable terms, or if we encounter delays or difficulties in the manufacturing process or our relationships with our manufacturers, we may not have sufficient product to conduct or complete our clinical trials or support commercial requirements for FOLOTYN.

FOLOTYN is cytotoxic, which requires the manufacturers of FOLOTYN to have specialized equipment and safety systems to handle such a substance. In addition, the starting materials for FOLOTYN require custom preparations, which require us to manage an additional set of suppliers to obtain the needed supplies of FOLOTYN.

We have entered into arrangements with two third-party manufacturers to produce FOLOTYN bulk drug substance and two third-party manufacturers to produce FOLOTYN formulated drug product. We believe these third-party manufacturers have the capability to meet our projected worldwide clinical trial and commercial requirements for FOLOTYN although we cannot assure you of this.  In addition, we are in the process of establishing additional supply agreements for the commercial production of FOLOTYN bulk drug substance and formulated drug product.  However, given our current lack of formal supply agreements and the fact that in some cases our components are supplied by a single source, our third party manufacturers may not be able to fulfill our potential commercial needs or meet our deadlines, or the components they supply to us may not meet our specifications and quality policies and procedures. If we need to find additional alternative suppliers of FOLOTYN or its components, we may not be able to contract for those components on acceptable terms, if at all. Any such failure to supply or delay caused by such suppliers would have an adverse effect on our ability to continue clinical development of FOLOTYN or commercialize FOLOTYN.

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

Health care reform measures could adversely affect our business.*

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payers to contain or reduce the costs of health care.  The U.S. Congress recently enacted legislation to reform the health care system.  While we anticipate that this legislation may, over time, increase the number of patients who have insurance coverage for pharmaceutical products, it also imposes cost containment measures that may adversely affect the amount of reimbursement for pharmaceutical products, including FOLOTYN.  These measures include increasing the minimum rebates for products covered by Medicaid programs and extending such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations as well as expansion of the 340(B) Public Health Services drug discount program.  In foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. For example, in some countries other than the United States, pricing of prescription drugs is subject to government control and we expect to see continued efforts to reduce healthcare costs in international markets.

Some states are also considering legislation that would control the prices of drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid.  Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs.  Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs.  This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for drugs, including FOLOTYN.  It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform in the future although we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. The pendency or approval of such proposals or reforms could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships or licenses.

We may not obtain orphan drug exclusivity or we may not receive the full benefit of orphan drug exclusivity even if we obtain such exclusivity.

The FDA has awarded orphan drug status to pralatrexate, which we market under the tradename FOLOTYN, for the treatment of patients with relapsed or refractory PTCL.  In addition, the FOA has awarded orphan drug designation to pralatrexate for the treatment of patients with follicular lymphoma and diffuse large B-cell lymphoma, for which we do not have approval. Under the Orphan Drug Act, the first company to receive FDA approval for pralatrexate for the designated orphan drug indication will obtain seven years of marketing exclusivity during which the FDA may not approve another company’s application for pralatrexate for the same orphan indication.  Because the FDA approved FOLOTYN for the treatment of patients with relapsed or refractory PTCL, we have received seven years of marketing exclusivity for that indication.  Orphan drug exclusivity does not prevent FDA approval of a different drug for the orphan indication or the same drug for a different indication.  In addition, the FDA may void orphan drug exclusivity under certain circumstances.

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

As of April 30, 2010, we had 105,229,081 shares of common stock outstanding, of which Warburg owned 26,124,430 shares, or approximately 25% of the voting power of our outstanding common stock.  Although Warburg has entered into a standstill agreement with us, Warburg is, and will continue to be, able to exercise substantial influence over any actions requiring stockholder approval.

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

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders. Notwithstanding the foregoing, the three-year moratorium imposed on business combinations by Section 203 will not apply to Warburg because, prior to the date on which Warburg became an interested stockholder, our board of directors approved the transactions that resulted in Warburg becoming an interested stockholder. However, in connection with Warburg’s participation in an equity financing we completed in March 2005, Warburg and certain of its affiliates entered into a standstill agreement pursuant to which they agreed not to pursue, for so long as they continue to own a specified number of shares of our common stock, certain activities the purpose or effect of which may be to change or influence the control of our company.

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

Because Warburg owns a substantial percentage of our outstanding common stock, we amended the stockholder rights plan in connection with Warburg’s participation in an equity financing we completed in March 2005 to provide that Warburg and its affiliates will be exempt from the stockholder rights plan, unless Warburg and its affiliates become, without the prior consent of our board of directors, the beneficial owner of more than 44% of our common stock. Likewise, in connection with our completion of an underwritten offering of 9,000,000 shares of common stock in February 2007, we amended the stockholder rights plan to provide that Baker Brothers Life Sciences, L.P. and certain other affiliated funds, which are collectively referred to herein as “Baker,” will be exempt from the stockholder rights plan, unless Baker becomes, without the prior consent of our board of directors, the beneficial owner of more than 20% of our common stock.  According to filings with the SEC, Baker owned less than 10% of our outstanding common stock as of February 2009. Under the stockholder rights plan, our board of directors has express authority to amend the rights plan without stockholder approval.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	None

ITEM 4.	RESERVED	None

ITEM 5.	OTHER INFORMATION	None

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.21†	Executive Compensation and Equity Awards.	8-K	2/26/2010	10.1
31.1	Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a).				X
31.2	Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a).				X
32.1#	Section 1350 Certification.				X

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

Date: May 5, 2010	ALLOS THERAPEUTICS, INC.

/s/ Paul L. Berns
Paul L. Berns
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David C. Clark
David C. Clark
Vice President, Finance and Treasurer
(Principal Financial and Accounting Officer)