Form 10-Q
period 2010-06-30
ALLOS THERAPEUTICS INC
filed 2010-07-28
CIK 1097264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2010.

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

As of July 26, 2010, there were 105,332,676 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.
BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$76,790	$141,185
Short-term investments	45,221	17,016
Restricted cash	238	238
Accounts receivable	9,943	4,862
Inventory	235	36
Prepaid expenses and other assets	4,561	3,808
Total current assets	136,988	167,145
Property and equipment, net	2,500	2,169
Long-term investments	338	343
Intangible asset, net	5,452	5,679
Other assets	48	48
Total assets	$145,326	$175,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,863	$2,035
Deferred revenue	1,153	669
Accrued liabilities	12,432	13,136
Total current liabilities	16,448	15,840
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,500,000 shares designated from authorized preferred stock at June 30, 2010 and December 31, 2009; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 and 150,000,000 shares authorized at June 30, 2010 and December 31, 2009, respectively; 105,330,426 and 104,234,409 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	105	104
Additional paid-in capital	542,486	532,652
Accumulated deficit	(413,713)	(373,212)
Total stockholders’ equity	128,878	159,544
Total liabilities and stockholders’ equity	$145,326	$175,384

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net product sales	$7,885	$—	$15,292	$—

Operating costs and expenses:
Cost of sales, excluding amortization expense	752	—	1,441	—
Research and development	6,522	8,776	15,807	17,137
Selling, general and administrative	20,517	8,037	38,449	14,999
Amortization of intangible asset	114	—	227	—
Total operating costs and expenses	27,905	16,813	55,924	32,136
Operating loss	(20,020)	(16,813)	(40,632)	(32,136)
Interest and other income, net	66	6	131	179
Net loss	$(19,954)	$(16,807)	$(40,501)	$(31,957)
Net loss per share: basic and diluted	$(0.19)	$(0.19)	$(0.39)	$(0.38)
Weighted average shares: basic and diluted	105,187,206	89,011,044	104,896,286	85,075,532

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(40,501)	$(31,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	440	190
Stock-based compensation expense	5,715	4,848
Amortization of intangible asset	227	—
Realized loss on sale of marketable securities	—	157
Other	3	149
Changes in operating assets and liabilities:
Accounts receivable	(4,597)	—
Prepaid expenses and other assets	(564)	799
Interest receivable on investments	(62)	653
Inventory	(195)	—
Trade accounts payable	796	1,396
Accrued liabilities	(897)	(1,881)
Net cash used in operating activities	(39,635)	(25,646)
Cash Flows From Investing Activities:
Acquisition of property and equipment	(741)	(554)
Purchases of investments	(45,128)	(36)
Proceeds from maturities of investments	16,988	39,250
Proceeds from sales of marketable securities	—	3,894
Net cash (used in) provided by investing activities	(28,881)	42,554
Cash Flows From Financing Activities:
Proceeds from issuance of common stock associated with stock options, stock warrants and employee stock purchase plan	4,089	1,314
Proceeds from issuance of common stock, net of issuance costs	32	46,941
Net cash provided by financing activities	4,121	48,255
Net (decrease) increase in cash and cash equivalents	(64,395)	65,163
Cash and cash equivalents, beginning of period	141,185	30,458
Cash and cash equivalents, end of period	$76,790	$95,621
Supplemental Schedule of Cash and Non-cash Activities:
Deferred revenue in accounts receivable	$484	$—
Assets recorded for which payment has not yet occurred	224	—

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars shown in tables are in thousands, except per share amounts)

(unaudited)

1.                 Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2009 for a broader discussion of our business and the opportunities and risks inherent in such business.

Liquidity

As of June 30, 2010, we had $122.3 million in cash, cash equivalents, and investments. Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments as of June 30, 2010, will be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.

Our ability to achieve profitability is dependent on our ability to grow product sales of FOLOTYN® (pralatrexate injection) for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL, in the United States.  The amount of our future product sales are subject to significant uncertainty.  We may never generate sufficient revenue from product sales to become profitable.

We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials and seeking additional regulatory approvals for FOLOTYN.  We also expect to continue to spend substantial amounts on selling, general and administrative expenses in connection with our commercialization of FOLOTYN for the treatment of patients with relapsed or refractory PTCL.  Therefore, we may need to raise additional capital to support our future operations.  Our actual capital requirements will depend on many factors, including:

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

2.                 Fair Value of Financial Instruments

Cash, Cash Equivalents and Investments

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The carrying values of our cash equivalents and investments approximate their market values based on quoted market prices. Investments are classified as held to maturity and are carried at cost plus accrued interest. Our cash and cash equivalents are maintained in a financial institution in amounts that, at times, may exceed federally insured limits. The weighted average duration of the remaining time to maturity for our portfolio of investments as of June 30, 2010, was approximately six months.  As of June 30, 2010, our investments were held in a variety of interest-bearing instruments, consisting mainly of U.S. Treasury bills. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of June 30, 2010.

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

We have no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of June 30, 2010.  Our financial instruments include cash and cash equivalents, investments, accounts receivable, prepaid expenses, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate their fair value due to their short maturities. The carrying value of our cash held in money market funds totaling $76.2 million as of June 30, 2010, is included in cash and cash equivalents on our Balance Sheet and approximates market values based on quoted market prices, or Level 1 inputs.

The carrying value of investments consisted of the following as of June 30, 2010:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term held-to-maturity securities:
U.S. Treasury bills	$45,221	$8	$—	$45,229
Total due in one year or less	$45,221	$8	$—	$45,229

Long-term held-to-maturity securities:
U. S. Government agency securities	$270	$10	$—	$280
Corporate notes	306	13	—	319
Sub-total	$576	$23	$—	$599
Less: Amounts classified as restricted cash	(238)	—	—	(238)
Total due in one to three years	$338	$23	$—	$361

The carrying value of investments consisted of the following as of December 31, 2009:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term held-to-maturity securities:
U.S. Treasury bills	$8,006	$11	$—	$8,017
Certificates of deposit	9,010	5	—	9,015
Total due in one year or less	$17,016	$16	$—	$17,032

Long-term held-to-maturity securities:
U. S. Government agency securities	$273	$11	$—	$284
Corporate notes	308	13	—	321
Sub-total	$581	$24	$—	$605
Less: Amounts classified as restricted cash	(238)	—	—	(238)
Total due in one to three years	$343	$24	$—	$367

We realized a loss of approximately $0 and $157,000 on the sale of certain of our investments during the six months ended June 30, 2010 and 2009, respectively, which were sold in order to preserve our principal as the issuers of these securities experienced significant deteriorations in their creditworthiness as evidenced by investment rating downgrades.  Market values were determined for each individual security in the investment portfolio.  If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. Additionally, management assesses whether it intends to sell or would more-likely-than-not not be required to sell the investment before the expected recovery of the amortized cost basis. Management has asserted that it has no intent to sell and that it believes it is more-likely-than-not that it will not be required to sell the investment before recovery of its amortized cost basis.  There were no investments in an unrealized loss position as of June 30, 2010 or December 31, 2009.   We do not intend to sell and we do not believe that it is more likely than not that we will be required to sell our investments before recovering the cost of securities, nor do we expect not to recover the entire amortized cost basis of our investments as of June 30, 2010.  We have the ability and intent to hold our remaining investments to recover the entire amortized cost basis of the investments as of June 30, 2010.

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

Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense.  We have remaining supplies of drug substance and drug product that are not recorded as inventory on our Balance Sheet as of June 30, 2010 because they were purchased prior to FDA approval.   Accordingly, our cost of sales will be lower with respect to product manufactured prior to FDA approval.  Until we sell these supplies for which the costs were previously expensed, our cost of sales will reflect only incremental costs incurred subsequent to the FDA approval date.  During the three months ended June 30, 2010, we began selling a portion of our finished goods which were manufactured subsequent to the FDA approval date totaling $15,000 which was recorded in cost of sales, excluding amortization expense in the Statement of Operations.  See further discussion in Note 7 below.  We continue to expense costs associated with clinical trial material as research and development expense.  Inventory as of June 30, 2010, consists of work in process of $83,000 and finished goods of $152,000.

4.                 Prepaid Expenses and Other Assets

Prepaid expenses and other assets are comprised of the following:

	June 30, 2010	December 31, 2009
Prepaid sales, marketing and medical affairs expenses	$2,294	$1,839
Prepaid expenses and other assets	1,378	1,251
Prepaid research and development expenses	889	718
	$4,561	$3,808

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

As a result of the FDA’s approval to market FOLOTYN on September 24, 2009, we met a milestone under our license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, discussed in Note 10, which required us to make a milestone payment of $5.8 million. We capitalized the $5.8 million payment as an intangible asset and began amortizing the asset immediately following the FDA approval of FOLOTYN. Amortization expense is being recorded on a straight line basis over the remaining expected life of the patent for FOLOTYN, which we expect to last until July 16, 2022. This includes the anticipated Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development. This term is our best estimate of the life of the patent. If, however, the Hatch-Waxman extension is not granted, the intangible asset will be amortized over a shorter period. Amortization expense of $114,000 and $227,000 for the three and six months ended June 30, 2010, was recorded as amortization of intangible asset in the Statement of Operations.  The estimated annual amortization expense for the intangible asset is approximately $454,000 per year during 2010 through 2021 and $234,000 in 2022.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred.  No trigger events occurred for the three months ended June 30, 2010, on the $5,452,000 of intangible asset, net.

6.                 Accrued Liabilities

Accrued liabilities are comprised of the following:

	June 30, 2010	December 31, 2009
Accrued personnel costs	$4,334	$5,133
Accrued research and development expenses	2,364	3,363
Accrued sales and marketing expenses	2,332	2,407
Accrued royalties, government rebates, chargebacks and distribution fees	2,059	963
Accrued expenses—other	1,343	1,270
	$12,432	$13,136

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

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, three of which are affiliates under common control of an unrelated party.  These distributors then resell FOLOTYN to the patients’ respective health care providers.  Given our limited sales history, we are currently unable to reasonably estimate returns. Therefore, we have determined that domestic shipments of FOLOTYN made to distributors do not meet the criteria for revenue recognition at the time of shipment, and therefore such shipments are accounted for using the sell-through method. Under the sell-through method, we do not recognize revenue upon shipment of FOLOTYN to the distributor. For these product sales, we invoice the distributor and record deferred revenue equal to the gross invoice sales price. We then recognize revenue when the product is sold through, or upon shipment of the product from the distributors to the distributors’ customers.  Because of the price of FOLOTYN, the limited number of patients, the short period from sale of product to patient infusion and limited contractual return rights, FOLOTYN distributors and their customers generally carry limited inventory.  Through June 30, 2010, product returns have been negligible.  Deferred revenue results from amounts receivable in advance of revenue recognition and totaled $1,153,000 as of June 30, 2010.

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

Medicaid Rebates

Our product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. We record estimated rebates payable under governmental programs, including Medicaid, as a reduction of revenue at the time sell-through revenues are recorded. Our calculations related to these rebate accruals require estimates, including estimates of customer mix primarily based on a combination of market and clinical research, to determine which sales will be subject to rebates and the amount of such rebates. During the first quarter of 2010, we obtained additional market research and were able to refine our estimated Medicaid utilization, which resulted in a reversal of Medicaid rebate allowances related to 2009 sales totaling $208,000.  We also consider any legal interpretations of the applicable laws related to Medicaid and qualifying federal and state government programs and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates.  In March 2010, the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Affordability Reconciliation Act of 2010, or PPACA, was enacted, which increased the Medicaid rebate percentage from 15.1% to 23.1%, retroactive to January 1, 2010.  In addition, the states’ ability to early adopt portions of PPACA, and any implementing regulations, could impact future estimates related to our Medicaid rebate allowances. We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. We account for Medicaid rebates by establishing an accrual in an amount equal to our estimate of Medicaid rebate claims attributable to sales recognized in that period.  If actual future results vary from our estimates, we may need to adjust our previous estimates, which would affect our earnings in the period of the adjustment.  For reference purposes, a 10% to 20% variance in Medicaid utilization estimates for state Medicaid rebates as of June 30, 2010, would result in an approximate $301,000 to $602,000 adjustment to cumulative net product sales.

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

Balances and activity in the deferred revenue account and a reconciliation of gross to net product sales for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Deferred revenue, beginning of the period	$1,150	$—	$669	$—
Gross product sales to distributors	9,021	—	17,722	—
Less: Gross product sales recognized	(9,018)	—	(17,238)	—
Deferred revenue as of June 30, 2010	$1,153	$—	$1,153	$—

Gross product sales	$9,018	$—	$17,238	$—
Less: Gross to Net Sales Adjustments
Government rebates and chargebacks	(860)	—	(1,434)	—
Distribution fees	(257)	—	(496)	—
Returns	(16)	—	(16)	—
Net product sales	$7,885	$—	$15,292	$—

Balances and activity in the government rebates and chargebacks and distribution fees payable accounts for the six months ended June 30, 2010, are as follows:

	Government Rebates and Chargebacks	Distribution Fees
Balance at December 31, 2009	$487	$86
Reserve for current period sales	1,642	496
Change in estimated Medicaid utilization for 2009 sales	(208)	—
Credits/payments made for current period sales	(717)	(286)
Credits/payments made for prior period sales	(126)	(77)
Balance at June 30, 2010	$1,078	$219

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

	% of Total Trade Accounts Receivable at June 30, 2010	% of Total Gross Product Sales for the Six Months Ended June 30, 2010
Customer A	49.0%	51.0%
Customer B	27.5%	24.6%
Customer C	22.6%	24.0%

Cost of sales

Cost of sales, excluding amortization expense, includes cost of product sold, royalties, inventory packaging and labeling, warehousing and shipping costs associated with FOLOTYN product sales.  See discussion in Note 10 regarding the royalty rates under our license agreement for FOLOTYN.  Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense.  Accordingly, our cost of sales will be lower with respect to product manufactured prior to FDA approval.  Until we sell these supplies for which the costs were previously expensed, our cost of sales will reflect only incremental costs incurred subsequent to the FDA approval date.  Cost of sales, excluding amortization expense were

$752,000 and $1,441,000 for the three and six months ended June 30, 2010, respectively.  Cost of sales, excluding amortization expense primarily relates to an 8% royalty on gross product sales payable to the licensors of FOLOTYN under the terms of our license agreement.  During the three months ended June 30, 2010, we began selling a portion of our finished goods which were manufactured subsequent to the FDA approval date totaling $15,000 which was recorded in cost of sales, excluding amortization expense in the Statement of Operations.

Under the sell-through method, royalties paid to our licensors of FOLOTYN based on the unit shipments to distributors are deferred and recognized as royalty expense when those units are sold through and recognized as revenue. Royalties paid are deferred as we have the right to offset royalties paid for product that are later returned against subsequent royalty obligations.

8.                 Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2010 and 2009 has been recognized in the accompanying Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development	$681	$947	$1,363	$1,920
Selling, general and administrative	2,127	1,523	4,352	2,928
Total stock-based compensation expense	$2,808	$2,470	$5,715	$4,848

We did not recognize a related tax benefit during the six months ended June 30, 2010 and 2009, as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of June 30, 2010.  No stock-based compensation expense was capitalized on our Balance Sheet as of June 30, 2010 and December 31, 2009.

The following table summarizes activity and related information for stock option awards granted under our equity incentive plans:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	8,292,496	$5.83	3,823,683	$5.02
Granted	2,374,851	7.55
Exercised	(1,004,474)	3.77
Forfeited/Expired	(450,746)	7.04
Outstanding at June 30, 2010	9,212,127	$6.44	4,041,243	$5.72

During the six months ended June 30, 2010, we granted 2,374,851 stock options with a weighted-average grant-date fair value of $4.27 per share.  During the three months ended June 30, 2010 and 2009, we recorded stock-based compensation related to our stock option plans of $2,310,000 and $2,273,000, respectively.  During the six months ended June 30, 2010 and 2009, we recorded stock-based compensation related to our stock option plans of $4,914,000 and $4,498,000, respectively.  As of June 30, 2010, the unrecorded stock-based compensation balance related to stock option awards was $11,646,000 and will be recognized over an estimated weighted-average amortization period of 1.8 years.

The following table summarizes information about outstanding stock options that are fully vested and currently exercisable, and outstanding stock options that are expected to vest in the future:

	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value
As of June 30, 2010:
Options fully vested and exercisable	4,041,243	6.6	$5.72	$3,504,000
Options expected to vest, including effects of expected forfeitures	4,293,462	9.0	$7.01	228,000
Options fully vested and expected to vest	8,334,705	7.8	$6.38	$3,732,000

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our closing stock price of $6.13 as of June 30, 2010, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.  The total number of in-the-money options exercisable as of June 30, 2010, was 2,088,429.

The total intrinsic value of options exercised during the three months ended June 30, 2010 and 2009 was $1,630,000 and $50,000, respectively, determined as of the date of option exercise.  The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $3,948,000 and $1,594,000, respectively, determined as of the date of option exercise.  We settle employee stock option exercises with newly issued common shares.  No tax benefits were realized by us in connection with these exercises during the six months ended June 30, 2010 and 2009 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of June 30, 2010.

The following table summarizes activity and related information for restricted stock, or RS, awards:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested RS at December 31, 2009	125,000	$3.72
Granted	—	—
Vested	(110,000)	3.32
Nonvested RS at June 30, 2010	15,000	$6.67

The shares of restricted stock vest in four equal annual installments from the date of grant.  During the three months ended June 30, 2010 and 2009, we recorded stock-based compensation related to restricted stock awards of $6,000 and $55,000, respectively.  During the six months ended June 30, 2010 and 2009, we recorded stock-based compensation related to restricted stock awards of $32,000 and $140,000, respectively.  As of June 30, 2010, the unrecorded stock-based compensation balance related to restricted stock awards was $21,000 and will be recognized over an estimated weighted-average amortization period of 1.4 years.

The following table summarizes activity and related information for restricted stock unit, or RSU, awards:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested RSU at December 31, 2009	155,479	$6.48
Granted	439,403	7.71
Vested	(34,116)	6.46
Nonvested RSU at June 30, 2010	560,766	$7.45

The shares of restricted stock unit awards vest in four equal annual installments from the date of grant.  During the three months ended June 30, 2010 and 2009, we recorded stock-based compensation related to restricted stock unit awards of $436,000 and $120,000, respectively.  During the six months ended June 30, 2010 and 2009, we recorded stock-based compensation related to restricted stock unit awards of $661,000 and $168,000, respectively.  As of June 30, 2010, the unrecorded stock-based compensation balance related to restricted stock unit awards was $3,003,000 and will be recognized over an estimated weighted-average amortization period of 2.3 years.

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

Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because we reported a net loss for the six months ended June 30, 2010 and 2009, all potentially dilutive common shares have been excluded from the computation of the dilutive net loss per share for all periods presented. Such potentially dilutive common shares consist of the following:

	June 30,
	2010	2009
Common stock options	9,212,127	8,995,911
Unvested restricted stock	15,000	165,000
Unvested restricted stock units	560,766	164,981
	9,787,893	9,325,892

10.          Commitments and Contingencies

Royalty and License Fee Commitments

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and have made aggregate milestone payments of $2.5 million based on the passage of time. Additionally, in May and September 2009, we made milestone payments of $1.5 million based on the FDA accepting our New Drug Application for review and $5.8 million based on the FDA approval to market FOLOTYN, respectively.  The up-front license fee and all milestone payments under the agreement prior to FDA approval to market FOLOTYN were recorded to research and development expense as incurred.  As discussed in Note 5, the $5.8 million milestone payment based on the FDA approval was capitalized as an intangible asset and is being amortized over the expected useful life of the composition of matter patent for FOLOTYN, which we expect to last until July 16, 2022. The only remaining potential milestone payment under the license agreement is for $3.5 million upon regulatory approval to market FOLOTYN in Europe, which, if made would be capitalized and amortized over the expected useful life of the licensed patents. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors royalties based on graduated annual levels of net sales of FOLOTYN to our distributors, net of actual rebates and chargebacks, or distributor sales, which may be different than our net product revenue recognized in accordance with U.S. generally accepted accounting principles, or GAAP, or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.  Royalties are 8% of annual distributor sales up to $150.0 million; 9% of annual distributor sales of $150.0 million through $300.0 million; and 11% of annual distributor sales in excess of $300.0 million.  In 2010 and 2009, our royalties were 8% of our net distributor sales.  As of June 30, 2010, accrued royalties were $762,000 and are included in accrued liabilities on the Balance Sheet.

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

Line of Therapy / Indication	Phase	Status
HEMATOLOGIC MALIGNANCIES
Peripheral T-cell Lymphoma
2nd line+: PROPEL Pivotal Study	2	FDA accelerated approval on 9/24/09; Marketed in U.S.
1st Line: CHOP sequential study*	3	Planned initiation in 2010
Cutaneous T-cell Lymphoma
2nd Line+: Single agent study in relapsed or refractory CTCL	1	Patient enrollment completed
2nd Line: Bexarotene combination* bexarotene +/- FOLOTYN	1/3	Patient enrollment ongoing in Phase 1 MTD study
Lymphoma
2nd Line+: non-Hodgkin’s lymphoma combination FOLOTYN + gemcitabine	1/2a	Phase 2a patient enrollment ongoing
2nd Line+: B-cell non-Hodgkin’s lymphoma	2	Patient enrollment ongoing
SOLID TUMORS
Non-Small Cell Lung Cancer
2nd & 3rd Line: Current or former smokers, Stage IIIB/IV FOLOTYN vs. erlotinib	2b	Enrollment complete; top line results reported 3Q 2010
Bladder Cancer
2nd Line: Metastatic relapsed transitional cell carcinoma (TCC) of the urinary bladder	2	Patient enrollment ongoing
Breast Cancer
2nd Line+: Previously treated advanced or metastatic breast cancer	2	Patient enrollment ongoing

*           These studies are required by the FDA as a condition of the accelerated approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL and must verify the clinical benefit of FOLOTYN.

Recent Developments

On July 28, 2010, we announced topline results from our randomized Phase 2b investigational trial of FOLOTYN versus erlotinib in patients with Stage IIIB/IV (advanced) non-small cell lung cancer, or NSCLC, who had received one or two prior systemic treatments including at least one prior platinum-based regimen.  The objective of the trial was to estimate the efficacy of FOLOTYN compared to that of erlotinib as assessed by overall survival.  The results demonstrated clinical activity of FOLOTYN in this patient population.

The primary endpoint of the trial was overall survival.  Patients receiving FOLOTYN had a 16 percent reduction in the risk of death compared to erlotinib in the overall patient population (n=201; hazard ratio (HR)=0.84) and a 13 percent reduction in the risk of death in the primary efficacy analysis population (n=166; HR=0.87).

Analyses were also performed in predefined patient cohorts, including light vs. heavy smokers, current vs. former smokers, squamous vs. non-squamous histology, and patients who received prior pemetrexed vs. those who had not. The largest reductions in risk of death for FOLOTYN were observed in patients with non-squamous cell carcinoma (n=107; HR=0.65) and light smokers (n=37; HR=0.63), with the results demonstrating a 35 percent and 37 percent reduction in the risk of death, respectively. Positive trends in overall survival were observed in favor of FOLOTYN in all other patient cohorts except patients with squamous cell carcinoma and patients who received prior pemetrexed.

The safety profile of FOLOTYN was consistent with that observed and reported in previous FOLOTYN solid tumor studies.  The most common Grade 3-4 adverse event observed in patients treated with FOLOTYN was mucositis (23 percent).  Other Grade 3-4 adverse events occurring in more than 5 percent (but less than 10 percent) of patients were fatigue, dyspnea, neutropenia, thrombocytopenia and anemia in patients treated with FOLOTYN and rash, dyspnea, anemia and fatigue in patients treated with erlotinib.

We intend to review these data with our expert advisors to further evaluate the clinical potential of FOLOTYN in this patient population. We believe these data warrant further analysis to determine the future development strategy based on our assessment of the potential clinical, regulatory and commercial opportunities for FOLOTYN in this indication.  We also plan to submit the complete study results for presentation at an upcoming medical meeting.

In January 2008, we initiated patient enrollment and completed enrollment in July 2009.  The trial enrolled patients across 43 locations worldwide (15 U.S. sites and 28 ex-U.S. sites).  The first 35 patients enrolled in the study were randomly assigned one-to-one to receive FOLOTYN (intravenous push on days 1 and 15 of a 28-day cycle; initial dose of 230 mg/m2) or erlotinib (oral, 150 mg daily in a 28-day cycle).  Subsequently, following a protocol amendment, 166 patients were randomly assigned one-to-one to receive either FOLOTYN at 190 mg/m2 or erlotinib at 150 mg/day and then further stratified by light and heavy smokers.  All patients received concurrent vitamin therapy of B12 and folic acid.  According to the statistical analysis plan, the full analysis set included all 201 patients who were randomized in the study and the primary efficacy analysis included the 166 patients enrolled subsequent to the protocol amendment.

Results of Operations

We have incurred significant net losses and negative cash flows from operations. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses.  Our primary business activities have been focused on the development of FOLOTYN and other programs that we discontinued in previous years.  Our ability to achieve profitability is dependent on our ability to grow product sales of FOLOTYN for the treatment of patients with relapsed or refractory PTCL in the United States.  The amount of our future product sales are subject to significant uncertainty.  We may never generate sufficient revenue from product sales to become profitable.

We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials and seeking additional regulatory approvals for FOLOTYN.  We also expect to continue to spend substantial amounts on selling, general and administrative expenses in connection with our commercialization of FOLOTYN for the treatment of patients with relapsed or refractory PTCL.  Therefore, we may need to raise additional capital to support our future operations.  Our actual capital requirements will depend on many factors, including those discussed under the “Liquidity and Capital Resources” section below.  If we are unable to generate meaningful amounts of revenue from future product sales or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our business and future prospects for revenue and profitability may be harmed.

Comparison of the three and six months ended June 30, 2010 and 2009

Net product sales. Net product sales represent total sales of FOLOTYN less distributor fees and estimated allowances for sales returns, government rebates and chargebacks, as further described in the “Critical Accounting Policies” section below. We began making FOLOTYN available for commercial sale in the United States in October 2009.

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, three of which are affiliates under common control of an unrelated party.  These distributors then resell FOLOTYN to the patients’ respective health care providers.  Given our limited sales history, we are currently unable to reasonably estimate returns.  Therefore, we have determined that domestic shipments of FOLOTYN made to distributors do not meet the criteria for revenue recognition at the time of shipment, and therefore such shipments are accounted for using the sell-through method. Under the sell-through method, we do not recognize revenue upon shipment of FOLOTYN to the distributor. For these product sales, we invoice the distributor and record deferred revenue equal to the gross invoice sales price. We then recognize revenue when the product is sold through, or upon shipment of the product from the distributors to the distributors’ customers.  Because of the price of FOLOTYN, the limited number of patients, the short period from sale of product to patient infusion and limited contractual return rights, FOLOTYN distributors and their customers generally carry limited inventory.  Through June 30, 2010, product returns have been negligible.  Deferred revenue results from amounts receivable in advance of revenue recognition and totaled $1.2 million as of June 30, 2010.

Balances and activity in the deferred revenue account and a reconciliation of gross to net product sales for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)

Deferred revenue, beginning of the period	$1.2	$—	$0.7	$—
Gross product sales to distributors	9.0	—	17.7	—
Less: Gross product sales recognized	(9.0)	—	(17.2)	—
Deferred revenue as of June 30, 2010	$1.2	$—	$1.2	$—

Gross product sales	$9.0	$—	$17.2	$—
Less: Gross to Net Sales Adjustments
Government rebates and chargebacks	(0.9)	—	(1.4)	—
Distribution fees	(0.2)	—	(0.5)	—
Returns	—	—	—	—
Net product sales	$7.9	$—	$15.3	$—

Net product sales for the three months ended June 30, 2010 of $7.9 million represented an increase of 6.5% compared to the $7.4 million of net product sales for the three months ended March 31, 2010.  There were no corresponding net product sales in the three and six months ended June 30, 2009, as sales of FOLOTYN commenced in the fourth quarter of 2009.

Balances and activity in the government rebates and chargebacks and distribution fees payable accounts for the six months ended June 30, 2010 are as follows:

	Government Rebates and Chargebacks	Distribution Fees
	(in millions)

Balance at December 31, 2009	$0.5	$0.1
Reserve for current period sales	1.6	0.5
Change in estimated Medicaid utilization for 2009 sales	(0.2)	—
Credits/payments made for current period sales	(0.7)	(0.3)
Credits/payments made for prior period sales	(0.1)	(0.1)
Balance at June 30, 2010	$1.1	$0.2

Government rebates and chargebacks reflect management estimates which are further discussed in the “Critical Accounting Policies” section below.

Cost of sales, excluding amortization expense. Cost of sales, excluding amortization expense, includes cost of product sold, royalties, inventory packaging and labeling, warehousing and shipping costs associated with FOLOTYN product revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Cost of sales, excluding amortization expense	$0.8	$—	$1.4	$—

Prior to receiving FDA approval of FOLOTYN on September 24, 2009, all costs related to purchases of the active pharmaceutical ingredient and manufacturing of the product were recorded as research and development expense.  We have remaining supplies of drug substance and drug product that are not recorded as inventory on our Balance Sheet as of June 30, 2010 because they were purchased prior to FDA approval.   Accordingly, our cost of sales will be lower with respect to product manufactured prior to FDA approval.  Until we sell these supplies for which the costs were previously expensed, our cost of sales will reflect only incremental costs incurred subsequent to the FDA approval date.  This occurred with respect to a majority of our sales of FOLOTYN in the first half of 2010 and is expected to occur for a significant amount of sales of FOLOTYN during the remainder of 2010.  Accordingly, our cost of sales of FOLOTYN will be lower with respect to product that was manufactured prior to FDA approval.  After the inventory has been sold that was already expensed to research and development prior to FDA approval, we expect cost of sales, excluding amortization expense to approximate 10% of net product sales, which includes our current 8% royalty.

The $752,000 and $1.4 million of cost of sales, excluding amortization expense for the three and six months ended June 30, 2010, respectively, was primarily due to an 8% royalty on gross product sales payable to the licensors of FOLOTYN under the terms of our license agreement.  During the three months ended June 30, 2010, we began selling a portion of our finished goods which were manufactured subsequent to the FDA approval date totaling $15,000 which was recorded in cost of sales, excluding amortization expense.  There were no corresponding cost of sales for the three and six months ended June 30, 2009.

Research and Development.  Research and development expenses include the costs of certain personnel, preclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, third-party manufacturing costs for development of drug materials for use in preclinical studies and clinical trials, and manufacturing costs and licensing fees incurred for FOLOTYN prior to receipt of FDA approval.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Research and development	$6.5	$8.8	$15.8	$17.1

The $2.3 million decrease in research and development expenses in the three months ended June 30, 2010, as compared to the same period in 2009 was primarily due to:

•          a $1.5 million decrease in licensing costs resulting from the milestone payment made under the license agreement for FOLOTYN upon FDA acceptance of our NDA for review in the three months ended June 30, 2009, with no corresponding amount in the same period in 2010;

•          a $622,000 decrease in third-party manufacturing costs for clinical trial material and manufacturing pre-commercial product in preparation for approval;

•          a $537,000 decrease in costs related to clinical trials involving FOLOTYN which have closed enrollment, including decreased costs for our Phase 2b NSCLC study, which completed patient enrollment in July 2009; and

•          a $266,000 decrease in non-cash stock-based compensation expense, as discussed in more detail below.

This decrease was partially offset by:

•   a $344,000 increase in consulting and professional fees, primarily related to preparation for submission of a MAA in Europe planned in the fourth quarter of 2010; and

•   a $403,000 increase in costs related to clinical trials involving FOLOTYN, including start-up costs for the post-approval studies required by the FDA and other trials with ongoing enrollment.

The $1.3 million decrease in research and development expenses in the six months ended June 30, 2010, as compared to the same period in 2009 was primarily due to:

•          a $1.5 million decrease in licensing costs resulting from the milestone payment made under the license agreement for FOLOTYN upon FDA acceptance of our NDA for review in the three months ended June 30, 2009, with no corresponding amount in the same period in 2010;

•          a $1.2 million decrease in costs related to clinical trials involving FOLOTYN which have closed enrollment, including decreased costs for our Phase 2b NSCLC study, which completed patient enrollment in July 2009;

•          a $604,000 decrease in third-party manufacturing costs for clinical trial material and manufacturing pre-commercial product in preparation for approval; and

•          a $557,000 decrease in stock-based compensation, primarily related to the resignation of our former Chief Medical Officer in September 2009, resulting in no corresponding stock-based compensation expense in the first four months of 2010, as compared to the corresponding period of 2009.

This increase was partially offset by:

•          a $1.9 million increase in costs related to clinical trials involving FOLOTYN, including start-up costs for the post-approval studies required by the FDA and other trials with ongoing enrollment; and

•          a $520,000 increase in personnel and related travel costs, mainly attributable to additional headcount and increases in compensation costs year over year.

For the second half of 2010, we expect our research and development expenses to increase relative to the amount recorded for the six months ended June 30, 2010, due to the following:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Selling, general and administrative	$20.5	$8.0	$38.4	$15.0

The $12.5 million increase in selling, general and administrative expenses in the three months ended June 30, 2010, as compared to the same period in 2009 was primarily due to the following:

•            a $6.4 million increase in personnel and related travel and facilities costs, mainly attributable to additional headcount to support the commercialization of FOLOTYN, including our sales and marketing organization, and increases in compensation costs year over year;

•            a $4.4 million increase in sales and marketing costs associated with the commercial launch, including promotional expenses, advisory boards, market research and costs related to trade shows;

•            a $973,000 increase in grants and sponsored medical education programs; and

•            a $604,000 increase in non-cash stock-based compensation expense, as discussed in more detail below.

The $23.4 million increase in selling, general and administrative expenses in the six months ended June 30, 2010, as compared to the same period in 2009 was primarily due to the following:

•            a $13.3 million increase in personnel and related travel and facilities costs, mainly attributable to additional headcount to support the commercialization of FOLOTYN, including our sales and marketing organization, and increases in compensation costs year over year;

•            a $6.8 million increase in sales and marketing costs associated with the commercial launch, including promotional expenses, advisory boards, market research and costs related to trade shows;

•            a $1.9 million increase in grants and sponsored medical education programs; and

•            a $1.4 million increase in non-cash stock-based compensation expense, as discussed in more detail below.

For the second half of 2010, we expect our selling, general and administrative expenses to increase relative to the amount recorded for the six months ended June 30, 2010, due to the following:

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

•       an increase in personnel costs, primarily resulting from additional headcount, including a full six months of costs for employees hired in the first half of 2010; and

•       an increase in non-cash stock-based compensation expense related to grants for new employees and our annual equity grants to existing employees.

Amortization of intangible asset.  Amortization of intangible asset represents amortization expense of capitalized license costs over the expected patent life of the related product.

Amortization expense of our intangible asset for the three and six months ended June 30, 2010, was $114,000 and $227,000, respectively.  There was no expense for the three and six months ended June 30, 2009.  The $114,000 and $227,000 expense in the three and six months ended June 30, 2010, respectively, was due to the amortization of the $5.8 million intangible asset resulting from a milestone payment under our license agreement for FOLOTYN in September 2009 discussed further in the “Obligations and Commitments” section below.  Amortization expense is being recorded on a straight line basis over the estimated remaining life of the composition of matter patent for FOLOTYN, which we expect to last until July 16, 2022. This includes the anticipated Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development. This term is our best estimate of the life of the patent.  If, however, the Hatch-Waxman extension is not granted, the intangible asset will be amortized over a shorter period.

Stock-based Compensation Expense.  Stock-based compensation expense for the three and six months ended June 30, 2010 and 2009 has been recognized in our Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Research and development	$0.7	$1.0	$1.4	$1.9
Selling, general and administrative	2.1	1.5	4.3	2.9
Total stock-based compensation expense	$2.8	$2.5	$5.7	$4.8

Of the $2.8 million of stock-based compensation recognized in the three months ended June 30, 2010, $2.3 million was related to our stock option plans, $442,000 related to restricted stock and restricted stock units and $55,000 related to our employee stock purchase plan.  Of the $2.5 million of stock-based compensation recognized in the three months ended June 30, 2009, $2.3 million was related to our stock option plans, $175,000 related to restricted stock and restricted stock units and $22,000 related to our employee stock purchase plan.  The $0.3 million increase in stock-based compensation expense in the three months ended June 30, 2010, as compared to the same period in 2009 was primarily due to an increase in the number of options granted to new employees and to existing employees pursuant to our annual grants in February 2010.

Of the $5.7 million of stock-based compensation recognized in the six months ended June 30, 2010, $4.9 million was related to our stock option plans, $693,000 related to restricted stock and restricted stock units and $107,000 related to our employee stock purchase plan.  Of the $4.8 million of stock-based compensation recognized in the six months ended June 30, 2009, $4.5 million was related to our stock option plans, $308,000 related to restricted stock and restricted stock units and $42,000 related to our employee stock purchase plan.  The $0.9 million increase in stock-based compensation expense in the six months ended June 30, 2010, as compared to the same period in 2009 was primarily due to an increase in the number of options granted to new employees and to existing employees pursuant to our annual grants in February 2010.

As of June 30, 2010, the unrecorded stock-based compensation balance related to stock option awards was $11.6 million and will be recognized over an estimated weighted-average amortization period of 1.8 years. As of June 30, 2010, the unrecorded stock-based compensation balance related to restricted stock unit awards was $3.0 million and will be recognized over an estimated weighted-average amortization period of 2.3 years.  As of June 30, 2010, the unrecorded stock-based compensation balance related to restricted stock awards was $21,000 and will be recognized over an estimated weighted-average amortization period of 1.4 years.

Stock-based compensation expense in fiscal year 2010 is expected to be approximately $12 to $13 million.

Interest and Other Income, Net.  Interest and other income, net for the three months ended June 30, 2010 and 2009 was $66,000 and $6,000, respectively.  Interest income, net of interest expense, for the six months ended June 30, 2010 and 2009 was $131,000 and $179,000, respectively.  The $60,000 increase in net interest income in the three months ended June 30, 2010, as compared to the same period in 2009 was primarily due to lower yields on our cash, cash equivalents and investments, offset by a $149,000 loss during the three months ended June 30, 2009 on the disposal of certain software that was no longer in use.  The $48,000 decrease in net interest income in the six months ended June 30, 2010, as compared to the same period in 2009 was primarily due to lower yields on our cash, cash equivalents and investments, offset by a $149,000 loss on the disposal of certain software that was no longer in use and a realized loss of approximately $157,000 on the sale of certain of our investments during the six months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had $122.3 million in cash, cash equivalents, and investments.  Until required for use in our business, we invest our cash reserves in bank deposits, money market funds, U.S. government instruments and certificates of deposit in accordance with our investment policy.  The weighted average duration of the remaining time to maturity for our portfolio of investments as of June 30, 2010, was approximately six months.   Our investments as of June 30, 2010, primarily consisted of U.S. Treasury bills. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of June 30, 2010.  We have the ability and intent to hold our remaining investments to recover the entire amortized cost basis of the investments as of June 30, 2010, although we monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

Since our inception, we have financed our operations primarily through public and private sales of our equity securities, which have resulted in net proceeds to us of $477.6 million through June 30, 2010.

Net cash used to fund our operating activities for the six months ended June 30, 2010 and 2009 was $39.6 million and $25.6 million, respectively.  The $14.0 million increase in net cash used to fund our operating activities in the six months ended June 30, 2010, as compared to the same period in 2009 was primarily due to the increase in our net loss and the $4.6 million increase in accounts receivable, as we had no accounts receivable in the corresponding period in 2009.

For fiscal year 2010, total operating costs and expenses are expected to be approximately $115 to $120 million, excluding non-cash stock-based compensation expense.  Stock-based compensation expense is expected to be approximately $12 to $13 million.  Actual financial results for 2010 will vary based upon many factors, including the amount of FOLOTYN sales and rate of patient enrollment in clinical trials that are ongoing and planned for initiation in 2010.

Net cash used in investing activities for the six months ended June 30, 2010, was $28.9 million and consisted primarily of purchases of investments offset by proceeds from maturities of investments.  Net cash provided by investing activities for the six months ended June 30, 2009 was $42.6 million and consisted primarily of proceeds from maturities and sales of investments.

Net cash provided by financing activities for the six months ended June 30, 2010, was $4.1 million and consisted primarily of proceeds from the issuance of common stock associated with stock options exercised by our employees and sales of stock under our employee stock purchase plan.  Net cash provided by financing activities for the six months ended June 30, 2009 was $48.3 million and consisted primarily of the $46.9 million of net proceeds from our financing in April 2009 and $1.3 million of proceeds from the issuance of common stock associated with stock options exercised by our employees and sales of stock under our employee stock purchase plan.

Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments as of June 30, 2010, will be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, three of which are affiliates under common control of an unrelated party.  These distributors then resell FOLOTYN to the patients’ respective health care providers.  Given our limited sales history, we are currently unable to reasonably estimate returns. Therefore, we have determined that domestic shipments of FOLOTYN made to distributors do not meet the criteria for revenue recognition at the time of shipment, and therefore such shipments are accounted for using the sell-through method. Under the sell-through method, we do not recognize revenue upon shipment of FOLOTYN to the distributor. For these product sales, we invoice the distributor and record deferred revenue equal to the gross invoice sales price. We then recognize revenue when the product is sold through, or upon shipment of the product from the distributors to the distributors’ customers.  Because of the price of FOLOTYN, the limited number of patients, the short period from sale of product to patient infusion and limited contractual return rights, FOLOTYN distributors and their customers generally carry limited inventory.  Through June 30, 2010, we have had negligible returns.  Deferred revenue results from amounts receivable in advance of revenue recognition and totaled $1.2 million as of June 30, 2010.

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

Medicaid Rebates

Our product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. We record estimated rebates payable under governmental programs, including Medicaid, as a reduction of revenue at the time sell-through revenues are recorded. Our calculations related to these rebate accruals require estimates, including estimates of customer mix primarily based on a combination of market and clinical research, to determine which sales will be subject to rebates and the amount of such rebates. During the first quarter of 2010, we obtained additional market research and were able to refine our estimated Medicaid utilization, which resulted in a reversal of Medicaid rebate allowances related to 2009 sales totaling $208,000.  We also consider any legal interpretations of the applicable laws related to Medicaid and qualifying federal and state government programs and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates.  In March 2010, the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Affordability Reconciliation Act of 2010, or PPACA, was enacted, which increased the Medicaid rebate percentage from 15.1% to 23.1%, retroactive to January 1, 2010.  In addition, the states’ ability to early adopt portions of PPACA, and any implementing regulations, could impact future estimates related to our Medicaid rebate allowances. We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. We account for Medicaid rebates by establishing an accrual in an amount equal to our estimate of Medicaid rebate claims attributable to sales recognized in that period.  If actual future results vary from our estimates, we may need to adjust our previous estimates, which would affect our earnings in the period of the adjustment.  For reference purposes, a 10% to 20% variance in Medicaid utilization estimates for state Medicaid rebates as of June 30, 2010, would result in an approximate $0.3 million to $0.6 million adjustment to cumulative net product sales.

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

Research and Development.  Research and development expenditures are charged to expense as incurred. Research and development expenses include the costs of certain personnel, preclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, third party manufacturing costs for development of drug materials for use in clinical trials and preclinical studies and licensing fees for our product candidates prior to FDA approval.  All finished drug inventory costs associated with production activities in our third party manufacturing facilities prior to receiving FDA approval for such facilities and prior to receiving regulatory approval to market our product are expensed to research and development expenses. Upon receipt of the related regulatory approval, we capitalize those manufacturing costs for our marketed products at the lower of cost or market and then expense the sold inventory as a component of cost of sales. We accrue research and development expenses for activity as incurred during the fiscal year and prior to receiving invoices from clinical sites and third party clinical and preclinical research organizations. We accrue external costs for clinical and preclinical studies based on an evaluation of the following: the progress of the studies, including patient enrollment, dosing levels of patients enrolled, estimated costs to dose patients, invoices received, and contracted costs with clinical sites and third party clinical and preclinical research organizations. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates. During the quarters ended June 30, 2010 and 2009, we did not have any changes in estimates that would have resulted in material adjustments to research and development expenses accrued in the prior period.

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

Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense.  We have remaining supplies of drug substance and drug product that are not recorded as inventory on our Balance Sheet as of June 30, 2010 because they were purchased prior to FDA approval.   Accordingly, our cost of sales will be lower with respect to product manufactured prior to FDA approval.  Until we sell these supplies for which the costs were previously expensed, our cost of sales will reflect only incremental costs incurred subsequent to the FDA approval date.  During the three months ended June 30, 2010, we began selling a portion of our finished goods which were manufactured subsequent to the FDA approval date totaling $15,000 which was recorded in cost of sales, excluding amortization expense in the Statement of Operations.  We continue to expense costs associated with clinical trial material as research and development expense.  Inventory as of June 30, 2010, consists of work in process of $83,000 and finished goods of $152,000.

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

During the six months ended June 30, 2010 and 2009, we recorded stock-based compensation expense of approximately $5.7 million and $4.8 million, respectively, related to stock-based awards, including stock options, restricted stock units, restricted stock and our employee stock purchase plan. As of June 30, 2010, the unrecorded deferred stock-based compensation balance related to these stock-based awards was approximately $14.7 million and will be recognized over the remaining vesting periods of the awards. Judgments and estimates must be made and used in determining the factors used in calculating the fair value of stock-based awards, including the expected forfeiture rate of our stock-based awards, the expected life of our stock-based awards, and the expected volatility of our stock price. For more information on stock-based compensation expense during the six months ended June 30, 2010, refer to Note 8 “Stock-Based Compensation” of the unaudited June 30, 2010, financial statements included herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments as of June 30, 2010, consisted of cash, cash equivalents, investments, accounts receivable and accounts payable.  All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  We invest in securities in accordance with our investment policy.  The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet our operating needs.  Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.  The weighted average duration of the remaining time to maturity for our portfolio of investments as of June 30, 2010, was approximately six months.  As of June 30, 2010, our investments of $45.6 million were all classified as held-to-maturity and were held in a variety of interest-bearing instruments, consisting primarily of U.S. Treasury bills. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of June 30, 2010.  We have the ability and intent to hold our remaining investments to recover the entire amortized cost basis of the investments as of June 30, 2010, although we monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act”.  Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2010, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a history of net losses and an accumulated deficit, and we may never generate sufficient revenue to achieve or maintain profitability in the future. *

We have experienced significant net losses and negative cash flows from operations. To date, we have financed our operations primarily through the public and private sale of securities.  For the six months ended June 30, 2010, we had a net loss of $40.5 million.  As of June 30, 2010, we had accumulated a deficit of $413.7 million.  We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses.

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

•                  we may not be able to establish or demonstrate in the medical community the safety and efficacy of FOLOTYN and any potential advantages over existing therapeutics and products currently in clinical development;

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

If we are unable to successfully commercialize FOLOTYN for the treatment of patients with relapsed or refractory PTCL, our ability to generate revenue from product sales and achieve profitability will be adversely affected and our stock price would likely decline.

Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline. *

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year.  Due to the recent approval of FOLOTYN for the treatment of patients for relapsed or refractory PTCL in the United States and the lack of historical sales data, FOLOTYN sales will be difficult to predict from period to period.  We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors, including:

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

If we are unable to maintain adequate sales, marketing or distribution capabilities or enter into agreements with third parties to perform some of these functions, we will not be able to commercialize FOLOTYN effectively. *

The approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL is our first U.S. approval.  Accordingly, we have limited experience in sales, marketing and distribution of pharmaceutical products. We may not be able to adequately maintain the necessary sales, marketing, supply chain management and reimbursement capabilities on our own or enter into arrangements with third parties to perform these functions in a timely manner or on acceptable terms.  Additionally, maintaining sales, marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our sales, marketing and distribution capabilities to the desired levels. To be successful we must:

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

Even though we have obtained accelerated approval to market FOLOTYN for the treatment of patients with relapsed or refractory PTCL, we are subject to ongoing regulatory obligations and review, including post-approval requirements. *

FOLOTYN was approved for the treatment of patients with relapsed or refractory PTCL under the FDA’s accelerated approval regulations, which allow the FDA to approve products for cancer or other life threatening diseases based on initial positive data from clinical trials.  Under these provisions, we are subject to certain post-approval requirements pursuant to which we are required to conduct two randomized Phase 3 trials to verify and describe FOLOTYN’s clinical benefit in patients with T-cell lymphoma.  The FDA has also required that we conduct two Phase 1 trials to assess whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment.  Failure to complete the studies or adhere to the timelines established by the FDA could result in penalties, including fines or withdrawal of FOLOTYN from the market.  The FDA may also initiate proceedings to withdraw approval if our Phase 3 studies fail to verify clinical benefit.  Further, the FDA may require us to strengthen the warnings and precautions section of the FOLOTYN package insert or institute a Risk Evaluation and Mitigation Strategy based on the results of these studies or clinical experience.  We are also subject to additional, continuing post-approval regulatory obligations, including the possibility of additional clinical studies required by the FDA, safety reporting requirements and regulatory oversight of the promotion and marketing of FOLOTYN.

In addition, we or our third-party manufacturers are required to adhere to regulations setting forth the FDA’s current Good Manufacturing Practices, or cGMP. These regulations cover all aspects of the manufacturing, storage, testing, quality control and record keeping relating to FOLOTYN. Furthermore, we or our third-party manufacturers are subject to periodic inspection by the FDA and foreign regulatory authorities to ensure compliance with cGMP or other applicable government regulations and corresponding foreign standards. We have limited control over a third-party manufacturer’s compliance with these regulations and standards.  If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we may be subject to fines, suspension, modification or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

Healthcare providers and third-party payers use coding systems to identify diagnoses, procedures, services, drugs, pharmaceutical devices, equipment and other health-related items and services.  Proper coding is an integral component to receiving appropriate reimbursement for the administration of FOLOTYN and related services. The majority of payers use nationally recognized code sets to report medical conditions, services and drugs.  We recently obtained transitional pass-through status which enables FOLOTYN to be reimbursed under the hospital outpatient prospective payment system.  In addition, we have applied for a permanent reimbursement J-code for FOLOTYN, although healthcare providers prescribing FOLOTYN are currently required to submit claims for reimbursement using a temporary J-code, which may result in payment delays or incorrect payment levels. We cannot predict at this time whether our customers will receive adequate reimbursement for FOLOTYN, nor can we predict whether FOLOTYN will receive a permanent J-code in the future.

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

We are dependent upon a small number of customers for a significant portion of our revenue, and the loss of, or significant reduction or cancellation in sales to, any one of these customers could adversely affect our operations and financial condition.*

In the United States, we sell FOLOTYN to a small number of distributors who in turn sell-through to patient health care providers. These distributors also provide multiple logistics services relating to the distribution of FOLOTYN, including transportation, warehousing, cross-docking, inventory management, packaging and freight-forwarding.  We do not promote FOLOTYN to these distributors and they do not set or determine demand for FOLOTYN.  For the six months ended June 30, 2010, three companies affiliated with AmerisourceBergen Corporation accounted for substantially all of our FOLOTYN sales.  We expect significant customer concentration to continue for the foreseeable future.  Our ability to successfully commercialize FOLOTYN will depend, in part, on the extent to which these distributors are able to provide adequate distribution of FOLOTYN to patient health care providers.  Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor.  The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

If the distributors that we rely upon to sell FOLOTYN fail to perform, our business may be adversely affected. *

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

Reports of adverse events or safety concerns involving FOLOTYN or similar small molecule chemotherapeutic agents could delay or prevent us from obtaining or maintaining regulatory approval or negatively impact sales of FOLOTYN.*

FOLOTYN may cause serious adverse events. These adverse events could interrupt, delay or halt clinical trials of FOLOTYN, including the FDA-required post-approval studies, and could result in the FDA or other regulatory authorities denying or withdrawing approval of FOLOTYN for any or all indications, including for the treatment of patients with relapsed or refractory PTCL. Adverse events may also negatively impact the sales of FOLOTYN.  An independent data safety monitoring board, the FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. We may also be required to update the warnings and precautions section of the FOLOTYN package insert based on reports of adverse events or safety concerns or implement a Risk Evaluation and Mitigation Strategy, which could adversely affect FOLOTYN’s acceptance in the market.  We cannot assure you that FOLOTYN will be safe for human use.

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

We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed. *

Clinical trials must be conducted in accordance with the FDA’s current Good Clinical Practices, or cGCP, or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign governmental agencies and Institutional Review Boards at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under cGMP and may require large numbers of test subjects. Clinical trials may be suspended by the FDA, other foreign governmental agencies, or us for various reasons, including:

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

•                  the product candidate may appear to be less effective than current therapies;

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

We may need to raise additional capital to support our future operations.  If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop or commercialize FOLOTYN.*

Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments as of June 30, 2010, should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.  We anticipate continuing our current development programs and beginning other long-term development projects involving FOLOTYN, including the post-approval clinical studies required for FOLOTYN. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful.  In addition, we expect to incur significant costs relating to the commercialization of FOLOTYN, including costs related to our sales and marketing, medical affairs and manufacturing operations.  Therefore, we may need to raise additional capital to support our future operations.  Our actual capital requirements will depend on many factors, including:

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

We have entered into arrangements with two third-party manufacturers to produce FOLOTYN bulk drug substance and two third-party manufacturers to produce FOLOTYN formulated drug product. We believe these third-party manufacturers have the capability to meet our projected worldwide clinical trial and commercial requirements for FOLOTYN although we cannot assure you of this.  In particular, our third party manufacturers may not be able to fulfill our potential commercial needs or meet our deadlines, or the components they supply to us may not meet our specifications and quality policies and procedures. If we need to find additional alternative suppliers of FOLOTYN or its components, we may not be able to contract for those components on acceptable terms, if at all. Any such failure to supply or delay caused by such suppliers would have an adverse effect on our ability to continue clinical development of FOLOTYN or commercialize FOLOTYN.

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

We may explore strategic partnerships that may never materialize or may fail. *

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

If we enter into one or more strategic partnerships, we may be required to relinquish important rights to and control over the development of FOLOTYN or otherwise be subject to unfavorable terms. *

Any future strategic partnerships we enter into could subject us to a number of risks, including:

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

We may not obtain orphan drug exclusivity or we may not receive the full benefit of orphan drug exclusivity even if we obtain such exclusivity. *

The FDA has awarded orphan drug status to pralatrexate, which we market under the tradename FOLOTYN, for the treatment of patients with relapsed or refractory PTCL.  In addition, the FDA has awarded orphan drug designation to pralatrexate for the treatment of patients with follicular lymphoma and diffuse large B-cell lymphoma, for which we do not have approval. Under the Orphan Drug Act, the first company to receive FDA approval for pralatrexate for a designated orphan drug indication will obtain seven years of marketing exclusivity during which the FDA may not approve another company’s application for pralatrexate for the same orphan indication.  Because the FDA approved FOLOTYN for the treatment of patients with relapsed or refractory PTCL, we have received seven years of marketing exclusivity for that indication.  Orphan drug exclusivity does not prevent FDA approval of a different drug for the orphan indication or the same drug for a different indication.  In addition, the FDA may void orphan drug exclusivity under certain circumstances.

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

We cannot guarantee that we will be in compliance with all potentially applicable regulations. *

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

As a publicly-traded company, we are subject to significant regulations including the Sarbanes Oxley Act of 2002 and the recently enacted Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. We cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with the Sarbanes Oxley Act of 2002, the Dodd-Frank Act or any other regulations, we could be subject to a range of consequences, including restrictions on our ability to sell equity securities or otherwise raise capital funds, the de-listing of our common stock from The NASDAQ Global Market, suspension or termination of our clinical trials, failure to obtain approval to market FOLOTYN, restrictions on future products or our manufacturing processes, significant fines, or other sanctions or litigation. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

If our internal controls over financial reporting are not considered effective, our business and stock price could be adversely affected. *

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

Our revenue recognition model under the sell-through method is complex and depends upon the accuracy and consistency of third party data as well as dependence upon key finance and accounting personnel to maintain and implement the surrounding controls. *

We have developed a revenue recognition model under the sell-through method that is complex and incorporates a significant amount of third party data from our wholesalers. To effectively maintain the revenue recognition model, we depend to a considerable degree upon the timely and accurate reporting to us of such data from these third parties and our key accounting and finance personnel to accurately interpolate such data into the model.  If the third party data is not calculated on a consistent basis and reported to us on an accurate or timely basis or we lose any of our key accounting and finance personnel, the accuracy of our consolidated financial statements could be materially affected. This could cause future delays in our earnings announcements, regulatory filings with the Securities and Exchange Commission, or SEC, and delisting with the NASDAQ.

If we do not progress in our programs as anticipated, our stock price could decrease. *

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

As of July 26, 2010, we had 105,332,676 shares of common stock outstanding, of which Warburg owned 26,124,430 shares, or approximately 25% of the voting power of our outstanding common stock.  Although Warburg has entered into a standstill agreement with us, Warburg is, and will continue to be, able to exercise substantial influence over any actions requiring stockholder approval.

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

Unstable market conditions may have serious adverse consequences on our business. *

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	None

ITEM 4.	RESERVED	None

ITEM 5.	OTHER INFORMATION	None

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	6/25/2010	3.1
10.17.2†	Second Amended and Restated Employment Agreement dated June 2, 2010 between Allos Therapeutics, Inc. and Marc H. Graboyes.	8-K	6/3/2010	10.1
10.20†	Allos Therapeutics, Inc. 2008 Equity Incentive Plan, as amended.	8-K	6/25/2010	10.1
31.1	Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a).				X
31.2	Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a).				X
32.1#	Section 1350 Certification.				X

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

Date: July 28, 2010	ALLOS THERAPEUTICS, INC.

/s/ Paul L. Berns
Paul L. Berns
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David C. Clark
David C. Clark
Vice President, Finance and Treasurer
(Principal Financial and Accounting Officer)