Form 10-K/A
period 2009-12-31
ALLOS THERAPEUTICS INC
filed 2010-09-01
CIK 1097264

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

As of February 25, 2010, there were 104,724,779 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE:  This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed by the registrant on March 1, 2010 (the “Report”), and is being filed solely to replace Part III, Item 11.  In addition, we are also including Exhibits 31.01, 31.02 and 32.01 required by the filing of this Amendment No. 1.  Except as otherwise stated herein, no other information contained in the Report has been updated by this Amendment No. 1.  Unless the context requires otherwise, references in this Amendment No. 1 to “Allos,” the “Company, “ “we, “ “us, “ and “our” refer to Allos Therapeutics, Inc.

ALLOS THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Amendment No. 1

Page
PART III

ITEM 11.	EXECUTIVE COMPENSATION	1

PART III

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

This compensation discussion and analysis provides information regarding the compensation program in place for the executive officers named in the Summary Compensation Table on page 15 of this Amendment No. 1 (collectively, the “named executive officers”). It includes information regarding the objectives of our compensation program, our compensation processes and procedures, each element of compensation that we provide, why we choose these elements, how we determine the amount of each component to pay, and our compensation decisions for 2009 and the first quarter of 2010. This compensation discussion and analysis should be read in conjunction with the tables and related discussion beginning on page 15 of this Amendment No. 1.

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

Role of our Compensation Committee

The Compensation Committee is responsible for overseeing our compensation policies, plans and programs, and reviewing and determining the salary, bonuses, equity incentives, perquisites, severance arrangements and other related benefits paid to our directors and executive officers. The Compensation Committee also oversees the administration of our employee benefit plans. The Compensation Committee’s charter reflects these various responsibilities, and the Compensation Committee reviews the charter annually and recommends any appropriate changes or revisions to the Board for its consideration.

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

Based on these data, the Compensation Committee has implemented a pay-for-performance compensation program, which ties a substantial portion of executives’ overall compensation, in the form of short- and long-term cash and equity incentives, to the achievement of measurable corporate and individual performance objectives and the creation of stockholder value. As described in more detail below, our executive compensation program consists of the following key components:

•                  Base salary;

•                  Performance-based cash bonuses;

•                  Equity incentives; and

•                  Severance and change-in-control benefits.

The Compensation Committee has not established any formal policies or guidelines for allocating compensation between current and long-term incentive compensation, or between cash and non-cash compensation. However, commensurate with the Company’s philosophy of establishing a link between compensation and corporate performance, the

Compensation Committee believes that a significant portion of each executive officer’s total compensation opportunity should be performance-based, reflecting both upside potential and down-side risk.

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

Historically, the Compensation Committee has reviewed and determined any base salary increases, cash bonuses and equity incentives to be awarded to the Company’s executive officers, and established annual corporate and individual performance objectives, at one or more meetings held during the first quarter of the year. However, the Compensation Committee also considers matters related to individual compensation from time-to-time upon an executive’s promotion or other change in job responsibility that occurs outside the Company’s annual performance review and appraisal process, as well as in connection with the hiring of a new executive officer.

Generally, the Compensation Committee’s executive compensation process comprises two related elements: the establishment of performance objectives and the determination of executive compensation levels. At the beginning of each year, the Compensation Committee approves annual performance objectives for the corporation as a whole and for each individual executive officer (other than the Chief Executive Officer, whose bonus is tied entirely to the achievement of corporate objectives). The corporate objectives generally target the achievement of specific sales and marketing, manufacturing, research and development and corporate development milestones. The individual objectives focus on contributions that are consistent with and support the corporate objectives or are otherwise intended to contribute to the success of the Company. The annual corporate and individual performance objectives are proposed by management and reviewed and approved by the Compensation Committee, usually during the first quarter of the year. The corporate objectives are also subject to review and approval by the full Board. The Compensation Committee typically performs an interim assessment of the annual performance objectives in the middle of each year to review corporate and individual progress, and may, on occasion, make certain adjustments to the objectives that the committee deems appropriate based on changing circumstances.

At the conclusion of each year, the Chief Executive Officer prepares a written performance appraisal and assigns each executive officer (other than himself) a performance rating for the year. The performance appraisal evaluates each executive officer’s level of performance of his or her core job responsibilities, as well as various skills, behaviors and competencies that are viewed as important to our ability to build and maintain a high performance operating culture. The Chief Executive Officer also evaluates the degree of achievement of the annual corporate and individual performance objectives and submits his recommendations to the Compensation Committee for any base salary increases, cash bonuses and/or equity incentive awards for each executive officer (other than himself). The Chief Executive Officer’s recommendations and Compensation Committee’s determinations are generally based upon a mix of the following factors:

•                  The executive’s individual performance for the year;

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

•                  The executive’s compensation relative to other executive officers at Allos; and

•                  The importance of the executive’s continued service with the Company.

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

With respect to newly hired executive officers, the Compensation Committee, in consultation with the Chief Executive Officer, determines the executive’s compensation package, including the terms of any employment agreement, relocation arrangements, severance arrangements or change-in-control protections, based on a variety of subjective and objective factors, including:

•                  The executive’s particular qualifications and experience;

•                  The competitive recruiting environment for the executive’s services;

•                  Comparisons to market data regarding compensation levels for comparable executives of other biopharmaceutical or biotechnology companies of similar sizes and stages of development and/or with which we compete for talented executives;

•                  The executive’s anticipated role and responsibilities with the Company; and

•                  The executive’s past compensation history.

For all executives, as part of its deliberations, the Compensation Committee reviews a tally sheet setting forth each component of the executive’s proposed compensation package, including base salary, bonus potential, the value to the executive and cost to the Company of all equity incentives, perquisites and other personal benefits, the executive’s realized and unrealized equity gains, and the Company’s projected payout obligations under several severance and change-in-control scenarios, to ensure that each executive’s total compensation remains in line with the Company’s overall compensation philosophy. The Compensation Committee may also review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, company stock performance data, analyses of historical executive compensation levels and current company-wide compensation levels, and recommendations of the Compensation Committee’s compensation consultant.

Under its charter, the Compensation Committee may form and delegate authority to subcommittees, as appropriate, including, but not limited to, a subcommittee composed of one or more members of the Board, to grant stock awards under the Company’s equity incentive plans to persons who are not executive officers of the Company. In February 2007, the Compensation Committee adopted an Equity Compensation Awards Policy to define the specific practices and procedures to be followed in connection with the granting of equity awards. Pursuant to the Equity Compensation Awards Policy, as amended in February 2009, the Compensation Committee delegated authority to the Chief Executive Officer to grant stock options and restricted stock units to newly hired employees who are not executive officers in connection with such employee’s commencement of employment, within specific guidelines and limitations approved by the Compensation Committee. The authority to approve all other stock awards, including all stock options or other equity grants to the Company’s executive officers, and all annual or promotional grants to the Company’s other employees, remains vested in the Compensation Committee.

Role of our Compensation Consultant

The Compensation Committee believes that it is important when making compensation decisions to be informed as to the compensation practices of comparable publicly-held companies. To this end, in connection with the 2009 review process, the Compensation Committee engaged Compensia, Inc., an independent compensation consulting firm, to review the structure and effectiveness of the Company’s executive compensation program. As part of its engagement, Compensia was requested by the Compensation Committee to develop a peer group of comparable companies in the life sciences industry, with a focus on late-stage and commercial oncology companies, and provide an assessment of the competitiveness of our 2008 executive compensation program relative to that peer group.

The 2009 peer group, which was reviewed and approved by the Compensation Committee, was comprised of eight “development-stage” companies of similar size and scope to Allos and eight “next-stage” companies that had brought at least one product to market and were generating revenue based on the sale of that product. The Compensation Committee felt that the use of a blended peer group that was comprised of one-half development-stage companies and one-half next-stage companies was appropriate given the then-current status of the FOLOTYN development program and because the competitive recruiting environment for Messrs. Berns and Caruso and Dr. Cagnoni (our former Senior Vice President, Chief

Medical Officer) was composed largely of next-stage companies. The blended peer group was also intended to allow Compensia to benchmark our executive compensation practices against a broad spectrum of the competitive markets for executive talent. Compensia compared all elements of total direct compensation (i.e., base salary, annual bonus and equity incentives) for our executive officers to compensation data compiled from the most recent proxy statements for the peer group. Compensia also reviewed and provided guidance to the Compensation Committee regarding the Company’s equity compensation strategy, including the use of restricted stock units in the Company’s 2009 annual grant program, and the Company’s non-executive equity grant guidelines.

The peer group for 2009 included the following companies:

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

Compensia’s findings, observations and recommendations were presented to the Compensation Committee in December 2008 and February 2009 and were considered by the Compensation Committee, among other factors, in setting 2009 executive compensation.

For 2010, the Compensation Committee retained Compensia to update our peer group and provide an assessment of the competitiveness of our 2009 executive compensation program relative to the updated peer group. The updated peer group, which was reviewed and approved by the Compensation Committee, was comprised of nine development-stage companies and nine next-stage companies, and was intended to allow Compensia to benchmark our executive compensation practices against a broad spectrum of the competitive markets for executive talent. The Compensation Committee felt that the use of a blended peer group that was comprised of one-half development-stage companies and one-half next-stage companies was appropriate given the recent approval by the U.S. Food and Drug Administration of FOLOTYN for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma and because the competitive recruiting environment for Messrs. Berns and Caruso, as well as the expected successor to Dr. Cagnoni as Chief Medical Officer, is composed primarily of next-stage companies. Once again, Compensia compared all elements of total direct compensation (i.e., base salary, annual bonus and equity incentives) for our executive officers to compensation data compiled from the most recent proxy statements for the updated peer group. As part of its assessment, Compensia also reviewed and provided guidance regarding the Company’s equity compensation strategy, including increasing the value of restricted stock units in the Company’s 2010 annual grant program to increase retention incentives for the Company’s executives and other officers.

The updated peer group for 2010 included the following companies:

•	Ariad Pharmaceuticals, Inc.	•	Exelixis, Inc.	•	Onyx Pharmaceuticals, Inc.
•	Acorda Therapeutics Inc.	•	Facet Biotech Corporation	•	OSI Pharmaceuticals, Inc.
•	BioMarin Pharmaceutical Inc.	•	Genomic Health, Inc.	•	Regeneron Pharmaceuticals, Inc.
•	Cytokinetics, Inc.	•	Immunomedics, Inc.	•	Seattle Genetics, Inc.
•	Dendreon Corporation	•	Incyte Corporation	•	Spectrum Pharmaceuticals, Inc.
•	Dyax Corporation	•	Intermune, Inc.	•	ZymoGenetics, Inc.

Changes from the Company’s 2009 peer group were as follows:

Companies added for 2010	Companies dropped for 2010
• Acorda Therapeutics Inc.	• Array BioPharma Inc.
• Cytokinetics, Inc.	• Alexion Pharmaceuticals, Inc.
• Dyax Corporation	• Cubist Pharmaceuticals, Inc.
• Exelixis, Inc.	• CV Therapeutics, Inc.
• Facet Biotech Corporation	• Geron Corporation
• Genomic Health, Inc.	• Maxygen, Inc.
• Immunomedics, Inc.	• Rigel Pharmaceuticals, Inc.
• Intermune, Inc.
• Spectrum Pharmaceuticals, Inc.

Compensia’s findings, observations and recommendations were presented to the Compensation Committee in February 2010 and were considered by the Compensation Committee, among other factors, in setting 2010 executive compensation.

Compensation Benchmarking

The Compensation Committee recognizes that biopharmaceutical companies, such as Allos, often have senior management teams that are differentiated significantly by industry experience, leadership skills and performance. As a result, the point of reference for market practices can vary for individual members of the executive team within the same company. The Compensation Committee believes that the use of a blended peer group as described above allows us to benchmark our executive officers against appropriate reference points in the market.

For each element of compensation, our strategy has been to examine peer group compensation practices and target our executive compensation between the 25 th  and 75 th  percentile of the relevant blended peer group based on the specific industry experience, leadership skills and performance of our executive officers. In addition, under our pay for performance philosophy, the Compensation Committee places a great emphasis on variable, or at-risk compensation, which helps calibrate actual compensation to performance since executives do not receive value if the Company is not performing well.

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

The Compensation Committee believes that these four components are the most effective combination in motivating and retaining talented executive officers at this stage in our development. The Compensation Committee does not have any specific targets for the percentage of compensation represented by each component, although it seeks to maintain an appropriate balance between fixed and performance-based compensation, with a significant percentage of total compensation allocated to long-term equity incentives. Cash bonuses and equity incentives are considered performance-based compensation, while base salary is considered “fixed”, although performance is considered when determining annual increases. For 2009, the named executive officers’ average compensation was approximately 30% fixed and 70% performance based, with approximately 55% of total compensation allocated to long-term equity incentives. As a general matter, subject only to limited exceptions relating to the relocation of executive officers, we do not provide perquisites or benefits for our named executive officers on a basis that is different from other eligible employees.

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

For each newly hired executive, the Compensation Committee determines base salary on a case-by-case basis by evaluating a number of factors, including the executive’s qualifications and experience, the competitive recruiting environment for his or her services, the executive’s anticipated role and responsibilities with the Company, the executive’s past compensation history, and comparisons to market data regarding compensation levels for comparable executives of other biotechnology companies of similar sizes and stages of development or with which we compete for talented executives.

For continuing executives, the Compensation Committee reviews base salaries annually as part of our performance review and appraisal process. Base salary increases, if any, are based primarily on each executive’s job performance for the prior year, as well as a review of competitive market data, the executive’s compensation relative to other executive officers, and the importance of retaining the executive’s services with the Company. Annual salary adjustments are effective March 1 of each year. The Compensation Committee may also review an executive’s base salary from time-to-time upon a promotion or other change in job responsibility that occurs outside of our annual performance review and appraisal process.

Performance-Based Cash Bonuses

Our performance-based cash bonus program is designed to promote the interests of the Company and its stockholders by providing executive officers with the opportunity to earn annual cash bonuses based upon the achievement of pre-specified corporate and individual performance objectives, and to assist the Company in attracting and retaining executive talent.

At the beginning of each year, we establish annual performance objectives for the corporation as a whole and for each executive officer (other than our Chief Executive Officer, whose bonus is tied entirely to the achievement of corporate objectives). The corporate objectives generally target the achievement of specific sales and marketing, manufacturing, research and development and corporate development milestones that are considered to be critical to the achievement of our long-term strategic goals. Each category of corporate objectives is assigned a weighted number so that the sum of all the weighted objectives equals 100%. The individual objectives for each executive officer focus on contributions that are consistent with and support the corporate objectives or are otherwise intended to contribute to the success of the Company. As with the corporate objectives, each category of individual objectives is assigned a weighted number so that the sum of all the weighted objectives equals 100%. The annual corporate and individual performance objectives are proposed by management and reviewed and approved by the Compensation Committee, typically during the first quarter of the year. The corporate objectives are also subject to review and approval by the full Board. At this time, the Compensation Committee also approves each executive officer’s bonus target for the year based on its analysis of relevant market data, and determines the relative weighting of each executive’s bonus between corporate and individual objectives.

The Compensation Committee typically performs an interim assessment of the annual performance objectives in the middle of each year to review corporate and individual progress, and may, on occasion, make certain adjustments to the objectives that the Committee deems appropriate based on changing circumstances. At the conclusion of each year, the Chief Executive Officer evaluates the degree of achievement of each category of corporate and individual performance objectives and assigns a performance multiplier which may range from 0% to 150%. The performance multipliers are then applied to the weighting assigned to each category of objectives to determine the category’s contribution to the overall corporate or individual bonus percentages, as applicable. For example, for 2009, the corporate research and development objectives were assigned a 30% weighting and a 116% performance multiplier, resulting in a 34.75% contribution to the overall corporate bonus percentage. Then, all the contributions to the overall corporate and individual bonus percentages are added together to determine the final corporate bonus percentage, which applies to all employees including the executive officers, and each executive officer’s individual bonus percentage. The final bonus percentages are then applied to the relative weighting between corporate and individual objectives for each executive officer and multiplied by the executive’s bonus target to determine his or her final bonus recommendation. For illustration purposes, the following table demonstrates the 2009 bonus award calculation for Mr. Bennett based on the following assumptions: $234,865 in actual base salary earned; 25% bonus target weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives; and corporate and individual performance multipliers of 113.50% and 115.00%, respectively.

Bonus Component	Target Bonus Weighting (%)	Target Bonus Opportunity ($)(1)	Actual Bonus Percentage Attained (%)	Actual Bonus Payment ($)
Corporate	60%	$35,230	113.50%	$39,986
Individual	40%	$23,487	115.00%	$27,009
Total	100%	$58,716		$66,995

(1)         Bonus awards are calculated based on actual base salary earned during the applicable bonus year.  Annual salary adjustments are effective March 1 of each year.

After the Chief Executive Officer formulates his bonus recommendations, he submits them to the Compensation Committee, which determines the final performance multipliers and bonus payments, if any, for each executive officer. The Company must generally achieve at least 75% of its weighed corporate objectives for the year in order for any bonuses to be paid, although the Compensation Committee may determine to grant a bonus even though certain corporate or individual performance objectives are not met. If the Compensation Committee determines that corporate or individual performance for the year exceeded objectives or was excellent in view of prevailing conditions, the Compensation Committee may approve corporate or individual performance multipliers, as the case may be, up to 150%. The Compensation Committee also retains the authority, in its discretion, to identify any unplanned achievements that have been accomplished and to approve adjustments to an executive officer’s bonus award. Bonuses are generally paid in March of each year for services rendered during the prior fiscal year.

Equity Incentives

Equity incentives represent the largest at-risk component of our executive compensation program. Our equity incentives are designed to (i) align the interests of our executive officers with those of our stockholders by creating an incentive for our executive officers to maximize stockholder value through the grant of stock options and (ii) to encourage our executive officers to remain employed with us despite a competitive labor market through the grant of time-vesting restricted stock.

Historically, we have granted stock options and shares of restricted stock or restricted stock units to newly-hired executive officers on their first day of employment with us. We have also granted stock options and, beginning in 2009, restricted stock units to continuing executive officers once a year as part of our annual performance review and appraisal process. The annual stock options and restricted stock unit awards are granted as a reward for past individual and corporate performance and as an incentive for future performance. The restricted stock units are also intended to promote employee retention as the Compensation Committee believes that the successful execution of our business strategy necessitates keeping our management team in place and focused on business goals. In addition, there is a trend among our peer group and the biopharmaceutical industry in general toward the use of full value shares, and the Compensation Committee believes the use of restricted stock units are appropriate to maintain a competitive compensation program.

All stock options are granted with a 10-year term and an exercise price equal to 100% of the fair market value of our common stock on the date of grant. The stock options generally vest over a four-year period, with 25% of the options vesting one year after the date of grant, and the remaining 75% of the options vesting in equal monthly installments thereafter over the next three years, subject to the executive’s continued employment with us through such vesting dates. The shares of restricted stock and restricted stock units vest in equal installments on each of the first four anniversaries of the date of grant, subject to the executive’s continued employment with us through such vesting dates.

The Compensation Committee approves all equity incentive awards for our executive officers. New-hire equity awards are either approved by the Compensation Committee, at regularly scheduled meetings or by unanimous written consent, or by our Chief Executive Officer in accordance with our Equity Compensation Awards Policy. The Compensation Committee approves annual equity grants at its February meeting, the date of which is generally set approximately one year in advance. The Compensation Committee selected the February meeting as the date to approve annual equity grants because it coincides with the Compensation Committee’s review of prior year corporate and individual performance and the approval of other executive compensation decisions (e.g., base salary increases and bonus determinations). Grants approved during scheduled meetings become effective and are priced as of the date of approval or a predetermined future date (for example, new hire grants are effective as of the later of the date of approval or the newly-hired executive’s start date). Grants approved by unanimous written consent become effective and are priced as of the date the last signature is obtained or as of a predetermined future date. The Compensation Committee has not granted, nor does it intend to grant, equity compensation awards to executive officers in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative clinical trial result. Similarly, the Compensation Committee has not timed, nor does it intend in the future to time, the release of material nonpublic information based on equity award grant dates. Also, because equity compensation awards typically vest over a four-year period (and, with respect to options, with a one-year “cliff” followed by monthly vesting thereafter), the value to recipients of any immediate increase in the price of our common stock following a grant will be attenuated.

The Compensation Committee determines the number of stock options, shares of restricted stock and/or restricted stock units to award to a newly-hired executive officer using the same factors described above that are considered in determining the base salaries of newly-hired executive officers.  The Compensation Committee determines the number of stock options and restricted stock units to be awarded to continuing executives based on a variety of factors, including its review of competitive market data, its assessment of each executive officer’s individual performance and expected future contribution, a review of each executive’s existing equity incentive awards, and the importance of the executive’s continued service with the Company.

Severance and Change-in-Control Benefits

We enter into employment agreements with our executives in select cases, generally when it is necessary to secure the services of a newly hired executive. We have entered into employment agreements with each of Messrs. Berns, Caruso and Graboyes and Dr. Cagnoni, each of which were amended and restated in December 2007, as well as certain other officers, in connection with their commencement of employment with the Company. In addition, we entered into an employment agreement with Mr. Clark in June 2009 in order to retain and assure the Company of his continued services as Vice President, Finance and Treasurer. These agreements provide for severance compensation to be paid if the officers are terminated under certain conditions, such as in connection with a change-in-control of the Company or a termination without cause by us, each as defined in the agreements. In addition, the employment agreements with each of Messrs. Berns and Caruso and Dr. Cagnoni provide that if it is determined that any payment or distribution by the Company to such person to be made in connection with a change-in-control of the Company would be subject to the excise tax imposed by Section 4999 of the Code, such person will be entitled to receive an additional payment or “gross up” to offset the economic impact of such excise tax. The terms of such employment agreements, as amended, including the severance compensation payable thereunder, are described in more detail beginning on page 20 of this Amendment No. 1 under the heading “Employment, Severance and Change-in-Control Agreements.”

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

•                  Termination without Cause:  In certain instances, if we terminate the employment of an officer “without cause” or the officer resigns for “good reason”, each as defined in the applicable agreement, we are obligated to pay the officers certain severance benefits under their employment agreements. We believe this is appropriate because the terminated officer is bound by confidentiality and non-competition provisions covering one year after termination and because we and the officer have a mutually agreed-to severance package that is in place prior to any termination event. This provides us with more flexibility to make a change in senior management if such a change is in our and our stockholders’ best interest.

We have also adopted a broad-based Severance Benefit Plan and related Change of Control Severance Benefit Schedule that provides for severance compensation to all officers and employees of the Company with whom we do not have employment agreements, including Mr. Bennett, in the event such individuals are terminated in connection with a change-in-control. The Severance Benefit Plan and related Change of Control Severance Benefit Schedule is designed to meet the same objectives discussed above with respect to the change-in-control protection provided to Messrs. Berns, Caruso, Clark and Graboyes and Dr. Cagnoni under their employment agreements with the Company. The Severance Benefit Plan and related Change of Control Severance Benefit Schedule is described in more detail on page 23 of this Amendment No. 1 under the heading “Severance and Change-in-Control Arrangements.”

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

Indemnification Agreements

We enter into indemnification agreements with each of our directors and executive officers. These indemnification agreements provide, among other things, that we will indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts, incurred by any such person in any action or proceeding by reason of their position as a director, officer, employee, agent or fiduciary of the Company, any subsidiary of the Company or any other company or enterprise that such executive officer or director serves at the Company’s request. We believe that indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Other Benefits

We maintain health, dental and vision insurance plans for the benefit of all eligible employees, including our executive officers. Each of these benefit plans requires the employee to pay a portion of the premium, and we pay the remainder of the premiums. These benefits are offered on the same basis to all employees. We also maintain a 401(k) retirement savings plan that is available to all eligible employees. Under the 401(k) plan, we match 50% of each employee’s contribution up to a maximum of $5,000 per year. Executives are eligible to participate in the 401(k) plan up to ERISA limits. No supplementary participation is available to the executives. Life, accidental death and dismemberment, short- and long-term disability insurance coverage, and wellness programs are also offered to all eligible employees and premiums are paid in full by the Company. Other voluntary benefits, such as supplemental long-term disability insurance coverage and supplemental life insurance, are also made available and paid for by the employees. The above benefits are available to our executive officers on the same basis as all other eligible employees.

2009 and 2010 Executive Compensation Determinations

The key compensation determinations for Mr. Berns and the other named executive officers during 2009 and through March 31, 2010 were as follows:

Paul L. Berns—President and Chief Executive Officer

For fiscal 2009, Mr. Berns volunteered to forego any increases to his base salary or bonus target as a result of the prevailing economic environment. As a result, his 2009 base salary remained at $500,800 and his 2009 bonus target remained at 60% of base salary, weighted 100% to the achievement of corporate objectives. For 2009, the Compensation Committee determined that the Company successfully achieved or exceeded its Board-approved corporate objectives.  As a result, the Compensation Committee approved a corporate bonus percentage of 113.375% of target for the Company’s corporate objectives. Accordingly, Mr. Berns was awarded a cash bonus of $340,700 (which was determined and paid in 2010), representing a total payout of 113.375% of his 2009 bonus target. The table below summarizes the Company’s corporate objective categories and target performance for 2009, as well as the relative weightings and performance multipliers approved by the Compensation Committee for each category:

Corporate Objective Category	Target Performance	2009 Weighting (A)	2009 Acheivement (B)	Contribution to Overall Corporate Bonus Percentage (A x B)
Research & Development	Complete PROPEL and obtain FDA approval	30%	116%	34.750%
	Develop hematologic malignancies portfolio
	Develop solid tumor portfolio
	Medical affairs initatives

Commercial	Complete priority market research	25%	125%	31.250%
	Implement FOLOTYN launch plan

Manufacturing	Ensure US commercial product availability	15%	117%	17.500%
	Qualify global commercial drug product supplier

Corporate resourcing and controls	Raise capital per strategic financing plan	15%	103%	15.500%
	Execute staffing plan
	Develop and implement corporate compliance program

Corporate development	Establish global registration strategies and commercial positioning	15%	96%	14.375%
	Establish ex-US partnering opportunities for Board review
	Develop and evaluate in-licensing and M&A opportunities to support 5-year strategic plan
	Execute IP lifecycle development opportunities

	CORPORATE BONUS PERCENTAGE (1):			113.375%

(1)         The Corporate Bonus Percentage approved by the Compensation Committee applies to all of our employees (including the named executive officers), except that the weighting of corporate and individual performance varies by employee level.

Highlights of our 2009 corporate achievements considered by the Compensation Committee include the following:

•                  Research and development: In determining that we exceeded our research and development objectives, the Compensation Committee considered the successful completion of our pivotal PROPEL trial, the preparation and submission of our new drug application for FOLOTYN, our receipt of a positive recommendation from the Oncologic Drugs Advisory Committee, and our receipt of accelerated approval from the U.S. Food and Drug Administration to market FOLOTYN for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL. The Compensation Committee also noted our progress with our research and development program for FOLOTYN in other hematologic malignancies and solid tumors, including the completion of certain patient enrollment and study conduct objectives relating to our Phase 1 study of FOLOTYN in patients with cutaneous T-cell lymphoma, our Phase 1/2a study of FOLOTYN plus gemcitabine in patients with non-Hodgkin’s lymphoma, our Phase 2b study of FOLOTYN in patients with non-small cell lung cancer, and our Phase 2 study of FOLOTYN in patients with advanced or metastatic relapsed transitional cell carcinoma of the urinary bladder. With respect to our medical affairs objectives, we established a PTCL medical information call center and web portal and launched COMPLETE, a global observational study designed to enroll patients with newly-diagnosed PTCL and obtain data regarding longitudinal treatment patterns and outcomes. We also published or presented clinical data from several studies and established a research agreement with the National Comprehensive Cancer Network to support the development, initiation, administration and completion of an NCCN-sponsored research program involving FOLOTYN.  Based on these accomplishments, the Compensation Committee determined that we achieved 116% of the 30% weighting assigned to our research and development objectives, resulting in a 34.750%

contribution to the overall corporate bonus percentage.

•                  Commercial: We achieved or exceeded our commercial objectives by completing priority market research and executing our brand launch plan in support of the commercialization of FOLOTYN for patients with relapsed or refractory PTCL. We completed qualitative and quantitative market research in the areas of pricing, reimbursement and key opinion leadership. With respect to our brand launch plan, we completed customer segmentation, targeting and sales force alignment, developed and implemented our sales training program, and established our commercial supply chain. We also established our FOLOTYN brand positioning, key messages and pricing, and secured approval of our initial educational and promotional materials from the FDA’s Division of Drug Marketing, Advertising and Communications. In addition, we established the Allos Support for Assisting Patients, or ASAP program, to facilitate access to FOLOTYN by providing reimbursement resources and support to patients and their healthcare provides, and we submitted applications to the Centers for Medicare and Medicaid Services for permanent reimbursement codes. FOLOTYN was also added to the National Comprehensive Cancer Network’s Clinical Practice Guidelines in Oncology, which is recognized by the Centers for Medicare and Medicaid Services and private payers as a mandated reference for oncology coverage policies. The Compensation Committee also noted that we executed our trade launch and generated $4.9 million in gross product sales of FOLOTYN to distributors in the fourth quarter of 2009.  Based on these accomplishments, the Compensation Committee determined that we achieved 125% of the 25% weighting assigned to our commercial objectives, resulting in a 31.250% contribution to the overall corporate bonus percentage.

•                  Manufacturing: We achieved or exceeded our manufacturing objectives by successfully validating one of our third-party drug product suppliers, releasing our drug substance and drug product validation lots to commercial supply, establishing supply agreements with additional third-party suppliers of drug substance and drug product, and extending our commercial drug product shelf life to 24 months. We also successfully qualified our new world-wide drug product supplier and completed the required validation runs. Based on these accomplishments, the Compensation Committee determined that we achieved 117% of the 15% weighting assigned to our manufacturing objectives, resulting in a 17.500% contribution to the overall corporate bonus percentage.

•                  Corporate resourcing and controls. We achieved or exceeded our corporate resourcing and controls objectives. We executed our strategic financing plan by completing two public offerings of common stock in April and October 2009, which resulted in aggregate net proceeds of approximately $140 million to fund the commercialization of FOLOTYN for patients with relapsed or refractory PTCL and the continued preclinical research and clinical development of FOLOTYN for other indications. We also executed our staffing plan by hiring a vice president of sales, vice president of marketing, senior director of managed care, five regional business directors, over 40 clinical sales specialists, a director of medical affairs, and five medical science liaisons, while achieving over $2.1 million in recruiting cost savings relative to our 2009 budget. In addition, we developed and implemented a comprehensive corporate compliance program, including a revised code of business conduct and ethics, an employee compliance manual, federal government price reporting policies, and other commercial and medical affairs policies and procedures. Based on these accomplishments, the Compensation Committee determined that we achieved 103% of the 15% weighting assigned to our corporate resourcing and controls objectives, resulting in a 15.500% contribution to the overall corporate bonus percentage.

•                  Corporate development: We achieved substantially all of our corporate development objectives, including the completion of various objectives relating to the development, implementation and execution of our corporate growth strategy and ex-U.S. partnering strategy for FOLOTYN. We established registration strategies and commercial positioning for FOLOTYN in Europe and Japan, and entered into an agreement with Idis, a U.K.-based global company, to manage a named patient program for FOLOTYN outside the United States. We also advanced our intellectual property estate for FOLOTYN, including the issuance of a U.S. patent for the use of FOLOTYN for the treatment T-cell lymphoma. Based on these accomplishments, the Compensation Committee determined that we achieved 96% of the 15% weighting assigned to our corporate development objectives, resulting in a 14.375% contribution to the overall corporate bonus percentage.

In February 2009, Mr. Berns was awarded a stock option to purchase 280,000 shares of common stock at an exercise price of $6.40 per share, the fair market value of our common stock on the date of grant, and 46,667 restricted stock units. As was the case for all named executive officers, the 2009 stock option and restricted stock unit grants were awarded both as a reward for 2008 individual and corporate performance and as an incentive for future performance. Additionally, the restricted stock units were intended to promote employee retention in light of the current macroeconomic environment, where successful Company performance may not necessarily be reflected in the Company’s stock price.

For fiscal 2010, Mr. Berns’ base salary was set at $550,000, representing a 10% increase from his 2009 base salary. Mr. Berns’ 2010 bonus target was increased from 60% of base salary to 75% of base salary, weighted 100% to the achievement of corporate objectives. Based on its review of cash compensation practices for chief executive officers at companies included in the Company’s 2010 peer group, it was determined that Mr. Berns’ annual cash compensation was inconsistent with the market data. Thus, the increase in Mr. Berns’ base salary and bonus target were intended to address Mr. Berns’ below-market cash compensation relative to the Company’s 2010 peer group as well as his excellent performance in 2009. As was the case for all named executive officers, the increase in Mr. Berns’ 2010 bonus target was also intended to enhance the Company’s focus on performance-based cash compensation as a result of the Company’s transition from a development-stage to commercial-stage pharmaceutical company. This decision was based, in part, on the Compensation Committee’s review of short-term incentive practices for the Company’s 2010 peer group, which demonstrated that commercial-stage pharmaceutical companies generally have higher target bonus percentages and a greater focus on financial performance metrics than development-stage companies. In February 2010, Mr. Berns was awarded a stock option to purchase 170,000 shares of common stock at an exercise price of $7.56 per share, the fair market value of our common stock on the date of grant, and 100,000 restricted stock units. As was the case in 2009, all named executive officers were awarded the 2010 stock option and restricted stock unit grants as a reward for 2009 individual and corporate performance and as an incentive for future performance. Additionally, as in 2009, the restricted stock units were intended to promote employee retention in light of the current macroeconomic environment, where successful Company performance may not necessarily be reflected in the Company’s stock price.

Mr. Berns does not receive separate compensation for serving as a member of the Board.

Bruce K. Bennett—Vice President, Pharmaceutical Operations

For fiscal 2009, Mr. Bennett’s base salary was set at $235,800, representing a merit increase of 2.5% from his 2008 base salary. Mr. Bennett’s 2009 bonus target was set at 25% of base salary, weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives. For 2009, the Compensation Committee approved a corporate bonus percentage of 113.375% of target for the Company’s corporate objectives (as described above for Mr. Berns) and an individual bonus percentage of 115.000% of target for Mr. Bennett’s individual objectives. Accordingly, Mr. Bennett was awarded a cash bonus of $67,000 (which was determined and paid in 2010), representing a total payout of 114% of his 2009 bonus target. The following table summarizes Mr. Bennett’s 2009 bonus award calculation:

Bonus Component	Target Bonus Weighting (%)	Target Bonus Opportunity ($)(1)	Actual Bonus Percentage Attained (%)	Actual Bonus Payment ($)
Corporate	60%	$35,230	113.375%	$39,942
Individual	40%	$23,487	115.000%	$27,009
Total	100%	$58,716		$66,951

(1)         Bonus awards are calculated based on actual base salary earned during the applicable bonus year. Annual salary adjustments are effective March 1 of each year. As a result, Mr. Bennett earned $234,865 in actual base salary during 2009 and his 25% bonus target was $58,716.

As noted above, the Compensation Committee determined that Mr. Bennett had performed at 115% of target with respect to his individual objectives, which included the completion of key regulatory and manufacturing initiatives in support of our new drug application for FOLOTYN, the establishment of a global commercial product plan and related supply agreements for FOLOTYN, the management of our worldwide clinical supply requirements for FOLOTYN, and the advancement of our patent portfolio. In February 2009, Mr. Bennett was awarded a stock option to purchase 35,000 shares of common stock at an exercise price of $6.40 per share, the fair market value of our common stock on the date of grant, and 5,875 restricted stock units.

For fiscal 2010, Mr. Bennett’s base salary was set at $245,200, representing a merit increase of 4% from his 2009 base salary. Mr. Bennett’s 2010 bonus target was increased from 25% of base salary to 30% of base salary, weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives. In addition, Mr. Bennett was awarded a stock option to purchase 31,500 shares of common stock at an exercise price of $7.56 per share, the fair market value of our common stock on the date of grant, and 17,937 restricted stock units.

James V. Caruso—Executive Vice President, Chief Commercial Officer

For fiscal 2009, Mr. Caruso’s base salary was set at $408,500, representing a merit increase of 2.5% from his 2008 base salary. Mr. Caruso’s 2009 bonus target was set at 40% of base salary, weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives. For 2009, the Compensation Committee approved a corporate bonus percentage of 113.375% of target for the Company’s corporate objectives  (as described above for Mr. Berns) and an individual bonus percentage of 111.750% of target for Mr. Caruso’s individual objectives. Accordingly, Mr. Caruso was awarded a cash bonus of $183,500 (which was determined and paid in 2010), representing a total payout of 113% of his 2009 bonus target. The following table summarizes Mr. Caruso’s 2009 bonus award calculation:

Bonus Component	Target Bonus Weighting (%)	Target Bonus Opportunity ($)(1)	Actual Bonus Percentage Attained (%)	Actual Bonus Payment ($)
Corporate	60%	$97,680	113.375%	$110,745
Individual	40%	$65,120	111.750%	$72,772
Total	100%	$162,800		$183,516

(1)         Bonus awards are calculated based on actual base salary earned during the applicable bonus year. Annual salary adjustments are effective March 1 of each year. As a result, Mr. Caruso earned $407,012 in actual base salary during 2009 and his 40% bonus target was $162,800.

As noted above, the Compensation Committee determined that Mr. Caruso had performed at 111.750% of target with respect to his individual objectives, which included the completion of key objectives relating to the planned commercialization of FOLOTYN for patients with relapsed or refractory PTCL, the completion of various objectives relating to the development, implementation and execution of our corporate growth strategy and ex-U.S. partnering strategy for FOLOTYN, the advancement of our corporate operations and information technology infrastructure, and Mr. Caruso’s leadership role in the areas of corporate communications and investor relations. In February 2009, Mr. Caruso was awarded a stock option to purchase 143,452 shares of common stock at an exercise price of $6.40 per share, the fair market value of our common stock on the date of grant, and 23,873 restricted stock units.

For fiscal 2010, Mr. Caruso’s base salary was set at $426,900, representing a merit increase of 4.5% from his 2009 base salary. Mr. Caruso’s 2010 bonus target was increased from 40% of base salary to 50% of base salary, weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives. In addition, Mr. Caruso was awarded a stock option to purchase 102,300 shares of common stock at an exercise price of $7.56 per share, the fair market value of our common stock on the date of grant, and 58,254 restricted stock units.

David C. Clark—Vice President, Finance, Treasurer and Assistant Secretary

For fiscal 2009, Mr. Clark’s base salary was set at $215,300, representing a merit increase of 2.5% from his 2008 base salary. Mr. Clark’s 2009 bonus target was set at 25% of base salary, weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives. For 2009, the Compensation Committee approved a corporate bonus percentage of 113.375% of target for the Company’s corporate objectives  (as described above for Mr. Berns) and an individual bonus percentage of 108.750% of target for Mr. Clark’s individual objectives. Accordingly, Mr. Clark was awarded a cash bonus of $59,800 (which was determined and paid in 2010), representing a total payout of 112% of his 2009 bonus target. The following table summarizes Mr. Clark’s 2009 bonus award calculation:

Bonus Component	Target Bonus Weighting (%)	Target Bonus Opportunity ($)(1)	Actual Bonus Percentage Attained (%)	Actual Bonus Payment ($)
Corporate	60%	$32,166	113.375%	$36,469
Individual	40%	$21,444	108.750%	$23,321
Total	100%	$53,611		$59,789

(1)         Bonus awards are calculated based on actual base salary earned during the applicable bonus year. Annual salary adjustments are effective March 1 of each year. As a result, Mr. Clark earned $214,443 in actual base salary during 2009 and his 25% bonus target was $53,611.

As noted above, the Compensation Committee determined that Mr. Clark had performed at 108.750% of target with respect to his individual objectives, which included the development and execution of our corporate financing plan (including the completion of two public offerings which resulted in aggregate net proceeds of approximately $140 million), the advancement of our finance and accounting infrastructure to support the planned commercialization of FOLOTYN, the effectiveness of our internal control over financial reporting, and Mr. Clark’s leadership role in the areas of financial planning, corporate communications and investor relations. In February 2009, Mr. Clark was awarded a stock option to purchase 35,000 shares of common stock at an exercise price of $6.40 per share, the fair market value of our common stock on the date of grant, and 5,875 restricted stock units.

For fiscal 2010, Mr. Clark’s base salary was set at $236,800, representing a 10% increase from his 2009 base salary. This included a 4% merit increase and a 6% market adjustment based on the Compensation Committee’s review of competitive market data. Mr. Clark’s 2010 bonus target was increased from 25% of base salary to 30% of base salary, weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives. In addition, Mr. Clark was awarded a stock option to purchase 26,250 shares of common stock at an exercise price of $7.56 per share, the fair market value of our common stock on the date of grant, and 14,948 restricted stock units.

Marc H. Graboyes—Senior Vice President, General Counsel and Secretary

For fiscal 2009, Mr. Graboyes’ base salary was set at $308,100, representing a merit increase of 2.5% from his 2008 base salary. Mr. Graboyes’ 2008 bonus target was set at 40% of base salary, weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives. For 2009, the Compensation Committee approved a corporate bonus percentage of 113.375% of target for the Company’s corporate objectives (as described above for Mr. Berns) and an individual bonus percentage of 109.750% of target for Mr. Graboyes’ individual objectives. Accordingly, Mr. Graboyes was awarded a cash bonus of $137,400 (which was determined and paid in 2010), representing a total payout of 112% of his 2009 bonus target. The following table summarizes Mr. Graboyes’ 2009 bonus award calculation:

Bonus Component	Target Bonus Weighting (%)	Target Bonus Opportunity ($)(1)	Actual Bonus Percentage Attained (%)	Actual Bonus Payment ($)
Corporate	60%	$73,666	113.375%	$83,519
Individual	40%	$49,111	109.750%	$53,899
Total	100%	$122,777		$137,418

(1)         Bonus awards are calculated based on actual base salary earned during the applicable bonus year. Annual salary adjustments are effective March 1 of each year. As a result, Mr. Graboyes earned $306,942 in actual base salary during 2009 and his 40% bonus target was $122,777.

As noted above, the Compensation Committee determined that Mr. Graboyes had performed at 109.750% of target with respect to his individual objectives, which included the advancement of our patent portfolio, the execution of our corporate financing plan (including the completion of two public offerings which resulted in aggregate net proceeds of approximately $140 million), the completion of various objectives relating to the development, implementation and execution of our corporate growth strategy and ex-U.S. partnering strategy for FOLOTYN, the development and implementation of our comprehensive corporate compliance program, and Mr. Graboyes’ leadership role in the areas of human resources, executive compensation and corporate communications. In February 2009, Mr. Graboyes was awarded a stock option to purchase 90,496 shares of common stock at an exercise price of $6.40 per share, the fair market value of our common stock on the date of grant, and 15,060 restricted stock units.

For fiscal 2010, Mr. Graboyes’ base salary was set at $321,200, representing a merit increase of 4.25% increase from his 2009 base salary. Mr. Graboyes’ 2009 bonus target was increased from 40% of base salary to 50% of base salary, weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives. In addition, Mr. Graboyes was awarded a stock option to purchase 73,083 shares of common stock at an exercise price of $7.56 per share, the fair market value of our common stock on the date of grant, and 41,617 restricted stock units.

Pablo J. Cagnoni, M.D—Former Senior Vice President, Chief Medical Officer

For fiscal 2009, Dr. Cagnoni’s base salary was set at $414,400, representing a merit increase of 2.5% from his 2008 base salary. Dr. Cagnoni’s 2009 bonus target was set at 40% of base salary, weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives. In addition, Dr. Cagnoni was awarded a stock option to purchase 143,452 shares of common stock at an exercise price of $6.40 per share, the fair market value of our common stock on the date of grant, and 23,873 restricted stock units.

Dr. Cagnoni resigned as Senior Vice President, Chief Medical Officer of the Company, effective September 30, 2009. As a result, Dr. Cagononi did not receive a cash bonus for 2009.

Accounting and Tax Considerations

We follow the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Accounting

Standard Codification (“ASC”) Topic 718 (formerly, FASB Statement 123R). Under FASB ASC Topic 718 we are required to estimate and record an expense for each award of equity compensation over the vesting period of the award. Until we achieve sustained profitability, the availability to us of a tax deduction for compensation expense is not material to our financial position. We structure cash incentive bonus compensation so that it is taxable to our employees at the time it becomes available to them.

Section 162(m) of the Code limits us to a deduction for federal income tax purposes of up to $1 million of compensation paid to certain named executive officers in a taxable year. It is possible that compensation attributable to awards, when combined with all other types of compensation received by a covered employee from us, may cause this limitation to be exceeded in any particular year. Certain kinds of compensation, including qualified “performance-based compensation,” are disregarded for purposes of the deduction limitation. In accordance with Treasury Regulations issued under Section 162(m) of the Code, compensation attributable to stock options and stock appreciation rights will qualify as performance-based compensation if (a) such awards are granted by a compensation committee comprised solely of “outside directors,” (b) the plan contains a per-employee limitation on the number of shares for which such awards may be granted during a specified period, (c) the per-employee limitation is approved by the stockholders, and (d) the exercise or strike price of the award is no less than the fair market value of the stock on the date of grant. Compensation attributable to stock purchase awards, stock bonus awards, stock unit awards, performance stock awards, and performance cash awards will qualify as performance-based compensation, provided that: (i) the award is granted by a compensation committee comprised solely of “outside directors”; (ii) the award is granted (or exercisable) only upon the achievement of an objective performance goal established in writing by the compensation committee while the outcome is substantially uncertain; (iii) the compensation committee certifies in writing prior to the grant, vesting or exercise of the award that the performance goal has been satisfied; and (iv) prior to the grant of the award, stockholders have approved the material terms of the award (including the class of employees eligible for such award, the business criteria on which the performance goal is based, and the maximum amount, or formula used to calculate the amount, payable upon attainment of the performance goal).

Our Compensation Committee intends for all stock options and stock appreciation rights granted under our 2008 Equity Incentive Plan to qualify as performance-based compensation within the meaning of Section 162(m) of the Code. In addition, under our 2008 Equity Incentive Plan our Compensation Committee has the discretion to grant other types of awards that may qualify as performance-based compensation within the meaning of Section 162(m) of the Code. Except as noted below, stock options granted under our 2000 Stock Incentive Compensation Plan are performance-based compensation within the meaning of Section 162(m) of the Code and, as such, the spread between the fair market value of the underlying stock and the exercise price of such options is fully deductible upon exercise, as long as our Board of Directors or the committee of our Board of Directors granting such stock options was composed solely of “outside directors.” However, stock options previously granted under our 2002 Broad Based Equity Incentive Plan and our 2006 Inducement Award Plan are not considered performance-based compensation within the meaning of Section 162(m) of the Code because such plans were not approved by our stockholders, and options granted under the 2000 Stock Incentive Compensation Plan from May 12, 2004 to December 20, 2005 are not considered performance-based compensation because that plan was not re-approved by stockholders until December 20, 2005. Accordingly, our compensation deduction, if any, resulting from the exercise of such options may not be fully deductible, depending on whether the optionee is a named executive officer at the time of exercise and on whether the total non-exempt compensation paid to such optionee exceeds $1 million in the year of such option exercise. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, our Compensation Committee has not adopted a policy requiring all compensation to be deductible. Our Compensation Committee intends to continue to evaluate the effects of the compensation limits of Section 162(m) of the Code and to grant compensation awards in the future in a manner consistent with the best interests of the Company and our stockholders.

Compensation Risk Assessment

With the assistance of the Company’s management, the Compensation Committee reviewed the Company’s material compensation policies and practices for all employees, including its executive officers, and concluded that these policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2009, 2008 and 2007, compensation awarded or paid to, or earned by, the Company’s President and Chief Executive Officer (Principal Executive Officer), Vice President, Finance and Treasurer (Principal Financial Officer), our three other most highly compensated executive officers at

December 31, 2009 and a former executive officer who was no longer serving in the capacity of an executive officer at the end of the fiscal year (as previously defined, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)		All Other Compensation ($)(4)		Total ($)
Paul L. Berns	2009	500,800	—		298,700	1,091,200	340,700		18,700	(5)	2,250,100
President and Chief	2008	497,200	—		—	1,073,700	298,300		12,800	(6)	1,882,000
Executive Officer	2007	472,800	—		—	1,283,900	280,800		156,100	(7)	2,193,600

Bruce K. Bennett (8)	2009	234,900	—		37,600	136,400	67,000		5,000		480,900
Vice President,	2008	215,000	—		—	459,400	57,100		5,000		736,500
Pharmaceutical Operations	2007	—	—		—	—	—		—		—

James V. Caruso	2009	407,000	—		152,800	559,000	183,500		5,000		1,307,300
Executive Vice President,	2008	395,600	—		—	585,700	168,900		5,000		1,155,200
Chief Commercial Officer	2007	377,400	—		—	700,300	154,900		3,700	(9)	1,236,300

David C. Clark	2009	214,400	—		37,600	136,400	59,800		5,000		453,200
Vice President, Finance	2008	206,200	—		—	224,500	53,600		5,000		489,300
and Treasurer	2007	183,900	5,600	(10)	—	233,400	53,200		5,000		481,100

Marc H. Graboyes	2009	306,900	—		96,400	352,700	137,400		5,000		898,400
Senior Vice President,	2008	293,600	—		—	390,500	91,600		5,000		780,700
General Counsel and Secretary	2007	252,600	—		—	350,200	73,200		5,000		681,000

Pablo J. Cagnoni (11)	2009	314,200	—		152,800	559,000	—		60,000	(12)	1,086,000
Senior Vice President,	2008	401,300	—		—	585,700	170,100		5,000		1,162,100
Chief Medical Officer	2007	303,600	50,000	(13)	462,800	1,149,800	175,000	(14)	4,700		2,145,900

(1)         The amounts shown in this column represent the aggregate full grant date fair value calculated in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Stock Compensation (formerly, FASB Statement 123R) for stock awards granted during the fiscal year to the named executive officers. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, see Note 5 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(2)         The amounts shown in this column represent the aggregate full grant date fair value calculated in accordance with FASB ASC Topic 718 for stock options granted during the fiscal year to the named executive officers. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions used to calculate these amounts, see Note 5 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(3)         The amounts shown in this column represent the cash bonuses earned by the named executive officers with respect to the fiscal year under the Company’s performance-based cash bonus program. Amounts earned with respect to the fiscal year are generally paid in March of the following year. For example, the amounts shown for 2009 were paid in March 2010. For additional information, see the Compensation Discussion and Analysis beginning on page 1 of this Amendment No. 1.

(4)         Unless otherwise indicated, the amounts shown in this column represent Company contributions under the Company’s 401(k) plan.

(5)         This amount for Mr. Berns consists of the following: (i) $7,800 in supplemental disability insurance premiums, (ii) a $5,900 tax reimbursement with respect to such disability insurance, and (iii) a $5,000 Company contribution under the Company’s 401(k) plan.

(6)         This amount for Mr. Berns consists of the following: (i) $7,800 in supplemental disability insurance premiums and (ii) a $5,000 Company contribution under the Company’s 401(k) plan.

(7)         This amount for Mr. Berns consists of the following: (i) executive relocation expenses totaling $96,200, which total includes closing costs on the sale of his residence of $64,000, temporary living expenses of $18,900, travel between home and office of $7,600 and car rental costs; (ii) a $5,000 Company contribution under the Company’s 401(k) plan; (iii) $7,700 in supplemental disability insurance premiums; and (iv) $47,200 in tax reimbursement in connection with the relocation expenses and supplemental disability insurance premiums described in (i) and (iii) above.

(8)         Mr. Bennett was hired to serve as the Company’s Vice President, Manufacturing on January 24, 2008. Mr. Bennett was not employed by the Company prior to that date.

(9)         This amount for Mr. Caruso consists of a $5,000 Company contribution under the Company’s 401(k) plan, offset by $1,300 in payments received from Mr. Caruso as reimbursement for certain benefits provided by the Company during 2006.

(10)  This amount for Mr. Clark represents a cash payment made in connection with the increase in the exercise price of an option granted to Mr. Clark in April 2004 in order to avoid the adverse tax consequences of Section 409A of the Code. During 2007, the Company determined that the actual date on which the option was granted to Mr. Clark was April 28, 2004, when the closing market price of the Company’s common stock was $4.78, rather than April 19, 2004, when the closing market price of the Company’s common stock was $4.50. In order to avoid the adverse tax consequences of Section 409A of the Code resulting from the vesting of a “discounted option” after December 31, 2004, Mr. Clark and the Company agreed to amend the option to provide that, with respect to the portion of the option vesting after December 31, 2004 (20,000 shares), the option will have an exercise price of $4.78 per share. In connection with such amendment, in January 2008, the Company awarded Mr. Clark a cash payment of $5,600, which is equal to the aggregate increase in the exercise price of the option.

(11)  Dr. Cagnoni resigned as Senior Vice President, Chief Medical Officer of the Company, effective September 30, 2009.

(12)  This amount for Dr. Cagnoni consists of (i) a $5,000 Company contribution under the Company’s 401(k) plan and (ii) $55,000 of accrued but unused vacation and sick leave he received after his resignation as Senior Vice President, Chief Medical Officer of the Company became effective on September 30, 2009.

(13)  This amount for Dr. Cagnoni represents a signing bonus paid in connection with his commencement of employment with the Company in March 2007.

(14)  This amount for Dr. Cagnoni consists of the following: (i) a $125,000 cash bonus earned under the Company’s performance-based cash bonus program (which was determined and paid in 2008); and (ii) an additional $50,000 bonus paid in January 2008 under the terms of his employment agreement with the Company based on his achievement of certain clinical development milestones.

Grants of Plan-Based Awards

The following table sets forth certain information regarding grants of plan-based awards to the named executive officers during the year ended December 31, 2009:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)						All Other Stock Awards: Number of Shares or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)		Target ($)		Maximum ($)		Units of Stock (#)(2)	Options (#)(3)	Awards ($/Sh)(4)	Awards ($)(5)
Paul L. Berns	1/1/2009	225,400		300,500		450,700			—	—	—
	2/23/2009	—		—		—		46,667	280,000	6.40	1,389,900

Bruce K. Bennett	1/1/2009	44,000		58,700		88,100			—	—	—
	2/23/2009	—		—		—		5,875	35,000	6.40	174,000

James V. Caruso	1/1/2009	122,100		162,800		244,200			—	—	—
	2/23/2009	—		—		—		23,873	143,452	6.40	711,800

David C. Clark	1/1/2009	40,200		53,600		80,400			—	—	—
	2/23/2009	—		—		—		5,875	35,000	6.40	174,000

Marc H. Graboyes	1/1/2009	92,100		122,800		184,100			—	—	—
	2/23/2009	—		—		—		15,060	90,496	6.40	449,100

Pablo J. Cagnoni	1/1/2009	124,300	(6)	165,800	(6)	248,600	(6)		—	—	—
	2/23/2009	—		—		—		23,873	143,452	6.40	711,800

(1)         These columns show the possible threshold, target and maximum cash bonus payments to the named executive officers for the year ended December 31, 2009 under the Company’s performance-based cash bonus program, which is described in more detail in the Compensation Discussion and Analysis beginning on page 1 of this Amendment No. 1. The actual cash bonus awards earned by the named executive officers for the year ended December 31, 2009 are set forth in the Summary Compensation Table above under the column entitled “Non-Equity Incentive Plan Compensation,” and the amounts set forth in these columns do not represent additional compensation paid to or earned by the named executive officers for the year ended December 31, 2009. The Company’s performance-based cash bonus program provides that the Company must generally achieve at least 75% of its weighted corporate objectives for the year in order for any bonuses to be paid, although the Compensation Committee may determine to grant a bonus even though certain corporate or individual performance objectives are not met. If the Compensation Committee determines that corporate or individual performance for the year exceeded objectives or was excellent in view of prevailing conditions, the Compensation Committee may approve corporate or individual multipliers, as the case may be, up to 150% of target. The possible threshold, target and maximum cash bonus payments for the named executive officers for the year ended December 31, 2009 under the Company’s performance-based cash bonus program are calculated as follows:

Name	Actual Base Salary Earned ($)	Bonus Target as % of Base	Threshold ($)		Target ($)		Maximum ($)
Paul L. Berns	500,800	60%	225,400		300,500		450,700
Bruce K. Bennett	234,900	25%	44,000		58,700		88,100
James V. Caruso	407,000	40%	122,100		162,800		244,200
David C. Clark	214,400	25%	40,200		53,600		80,400
Marc H. Graboyes	306,900	40%	92,100		122,800		184,100
Pablo J. Cagnoni	314,200	40%	124,300	(6)	165,800	(6)	248,600	(6)

(2)         This column shows the number of shares or units of common stock awarded to the named executive officers during the year ended December 31, 2009. The stock awards vest over a four-year period, with 25% of the options vesting yearly on each of the first, second, third, and forth anniversaries of the date of grant, subject to the recipient’s continued employment with the Company through such vesting dates.

(3)         This column shows the number of shares of common stock underlying stock options granted to the named executive officers during the year ended December 31, 2009. The stock options have a 10-year term and vest over a four-year period, with 25% of the options vesting on the first anniversary of the date of grant and the remaining 75% of the options vesting in equal monthly installments thereafter over the next three years, subject to the recipient’s continued employment with the Company through such vesting dates.

(4)         This column shows the exercise price for the stock options granted to the named executive officers during the year ended December 31, 2009, which equals the fair market value of the Company’s common stock on the date of grant.

(5)         This column shows the full grant date fair value of the stock and option awards granted to the named executive officers during the year ended December 31, 2009, calculated under FASB ASC Topic 718. The full grant date fair value is the amount that the Company recognizes as stock-based compensation expense in its financial statements over the required service period of the award. For additional information, see Note 5 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(6)         Dr. Cagnoni resigned as Senior Vice President, Chief Medical Officer of the Company, effective September 30, 2009. As a result, Dr. Cagnoni was ineligible to receive a cash bonus payment for the year ended December 31, 2009 under the Company’s performance-based cash bonus program. These numbers represent his bonus Threshold, Target and Maximum as of January 1, 2009 based on his base salary of $414,400.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding equity awards granted to the named executive officers that were outstanding as of December 31, 2009:

	Option Awards					Stock Awards
						Number of		Market Value
						Shares or		of Shares
	Number of Securities					Units of		or Units of
	Underlying Unexercised		Option			Stock That		Stock That
	Options(1)		Exercise		Option	Have Not		Have Not
	Exercisable	Unexercisable	Price		Expiration	Vested		Vested
Name	(#)	(#)	($)		Date	(#)		($)(2)
Paul L. Berns	306,242	43,758	3.14		3/9/2016	—		—
	—	—	—		—	75,000	(3)	493,500
	194,789	80,211	7.47		2/16/2017	—		—
	126,040	148,960	6.12		2/25/2018	—		—
	—	280,000	6.40		2/23/2019	—		—
	—	—	—		—	46,667	(4)	307,100

Bruce K. Bennett	47,916	52,084	7.20		1/23/2018	—		—
	—	35,000	6.40		2/23/2019	—		—
	—	—	—		—	5,875	(5)	38,700

James V. Caruso	56,246	43,754	3.13		6/5/2016	—		—
	—	—	—		—	27,500	(6)	181,000
	106,248	43,752	7.47		2/16/2017	—		—
	68,749	81,251	6.12		2/25/2018	—		—
	—	143,452	6.40		2/23/2019	—		—
	—	—	—		—	23,873	(7)	157,100

David C. Clark	20,000	—	4.78	(8)	4/19/2014	—		—
	7,499	1,668	2.70		2/10/2016	—		—
	5,741	2,813	2.93		5/9/2016	—		—
	4,279	—	2.93		5/9/2016	—		—
	35,416	14,584	7.47		2/16/2017	—		—
	26,353	31,147	6.12		2/25/2018	—		—
	—	35,000	6.40		2/23/2019
	—	—	—		—	5,875	(9)	38,700

Marc H. Graboyes	37,800	4,168	2.70		2/10/2016	—		—
	33,032	—	2.70		2/10/2016	—		—
	53,124	21,876	7.47		2/16/2017	—		—
	45,832	54,168	6.12		2/25/2018	—		—
	—	90,496	6.40		2/23/2019
	—	—	—		—	15,060	(10)	99,100

Pablo J. Cagnoni(11)	—	—	—		—	—		—

(1)   Unless otherwise indicated, these options have a 10-year term and vest over a four-year period, with 25% of the options vesting on the first anniversary of the date of grant and the remaining 75% of the options vesting in equal monthly installments thereafter over the next three years, subject to the recipient’s continued employment with the Company through such vesting dates.

(2)   The market value of the shares of restricted stock that have not vested as of December 31, 2009 is based on $6.58 per share, which equaled the closing price of the Company’s common stock on December 31, 2009, the last business day of the 2009 fiscal year.

(3)   Three hundred thousand shares of restricted stock were granted to Mr. Berns on March 9, 2006 in connection with his commencement of employment with the Company. Twenty-five percent of the shares (75,000 shares) vested on each of March 9, 2007, 2008 and 2009. The remaining 25% of the shares (75,000 shares) vested on March 9, 2010.

(4)   Forty-six thousand six hundred and sixty-seven restricted stock units were granted to Mr. Berns on February 23, 2009. 11,666 units vested on February 23, 2010 and 11,667 units vest on each of February 23, 2011, 2012 and 2013, subject to Mr. Berns’ continued employment with the Company through such vesting dates.

(5)   Five thousand eight hundred and seventy-five restricted stock units were granted to Mr. Bennett on February 23, 2009. 1,468 units vested on February 23, 2010 and 1,469 units vest on each of February 23, 2011, 2012 and 2013, subject to Mr. Bennett’s continued employment with the Company through such vesting dates.

(6)   One hundred and ten thousand shares of restricted stock were granted to Mr. Caruso on June 5, 2006 in connection with his commencement of employment with the Company. Twenty-five percent of the shares (27,500 shares) vested on each of June 5, 2007, 2008 and 2009. The remaining 25% of the shares (27,500 shares) will vest on June 5, 2010, subject to Mr. Caruso’s continued employment with the Company through such vesting date.

(7)   Twenty-three thousand eight hundred and seventy-three restricted stock units were granted to Mr. Caruso on February 23, 2009. 5,968 units vested on February 23, 2010, 5,968 units vest on each of February 23, 2011 and 2012 and 5,969 units vest on February 23, 2013, subject to Mr. Caruso’s continued employment with the Company through such vesting dates.

(8)   The exercise price of this option was previously reported as $4.50 per share, which equaled the closing price of the Company’s common stock on April 19, 2004. During 2007, the Company determined that the actual date on which the option was granted to Mr. Clark was April 28, 2004, when the closing price of the Company’s common stock was $4.78, rather than April 19, 2004. In order to avoid the adverse tax consequences of Section 409A of the Code resulting from the vesting of a “discounted option” after December 31, 2004, Mr. Clark and the Company agreed to amend the option to provide that, with respect to the portion of the option vesting after December 31, 2004 (20,000 shares), the option will have an exercise price of $4.78 per share.

(9)   Five thousand eight hundred and seventy-five restricted stock units were granted to Mr. Clark on February 23, 2009. 1,468 units vested on February 23, 2010 and 1,469 units vest on each of February 23, 2011, 2012 and 2013, subject to Mr. Clark’s continued employment with the Company through such vesting dates.

(10) Fifteen thousand and sixty restricted stock units were granted to Mr. Graboyes on February 23, 2009. 3,765 units vested on February 23, 2010 and 3,765 units vest on each of February 23, 2011, 2012 and 2013, subject to Mr. Graboyes’ continued employment with the Company through such vesting dates.

(11) Dr. Cagnoni resigned as Senior Vice President, Chief Medical Officer of the Company, effective September 30, 2009. Dr. Cagnoni had no outstanding equity awards as of December 31, 2009.

Option Exercises And Stock Vested

The following table sets forth certain information regarding option exercises and shares of restricted stock that vested during the year ended December 31, 2009 with respect to the named executive officers:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Paul L. Berns	350,000	1,785,500	75,000	480,000
Bruce K. Bennett	—	—	—	—
James V. Caruso	250,000	1,142,600	27,500	198,300
David C. Clark	70,000	306,500	—	—
Marc H. Graboyes	125,000	649,400	—	—
Pablo J. Cagnoni	246,872	50,700	18,750	126,600

(1)   The value realized on exercise of the options equals the difference between the market price of the underlying stock at exercise and the exercise or base price of the options, multiplied by the number of shares acquired on exercise.

(2)   The value realized on vesting of shares of restricted stock equals the market value of the Company’s common stock on the vesting date, multiplied by the number of shares that vested.

Retirement Payments and Benefits

None of the named executive officers participate in or have account balances in qualified or non-qualified deferred benefit plans sponsored by the Company.

Nonqualified Deferred Compensation

None of the named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by the Company. In the future, the Compensation Committee may elect to provide the named executive officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in the Company’s best interests.

Employment, Severance and Change-in-Control Agreements

The Company has entered into employment agreements with each of the named executive officers other than Mr. Bennett. The material terms of such agreements are summarized below.

Employment Agreement with Mr. Berns

On March 9, 2006, the Company entered into an employment agreement with Mr. Berns in connection with his appointment to serve as the Company’s President and Chief Executive Officer. On December 12, 2006, the Company and Mr. Berns amended and restated the employment agreement to extend the time during which the Company was obligated to reimburse certain commuting and temporary living expenses to June 30, 2007. On December 13, 2007, the Company and Mr. Berns entered into a second amended and restated employment agreement to, among other things, bring the employment agreement into compliance with Section 409A of the Code and clarify Mr. Berns’ change-in-control termination benefits regarding the acceleration of stock options and restricted stock upon a change-in-control termination.

Pursuant to the second amended and restated employment agreement, Mr. Berns earns an annual base salary, which amount may be increased annually at the discretion of the Board. Currently, Mr. Berns earns an annual base salary of $550,000. Mr. Berns is also eligible to participate in the Company’s performance-based cash bonus plan, pursuant to which he is eligible for an annual bonus award determined in accordance with the terms of the plan. Currently, Mr. Berns’ target bonus is set at 75% of his annual base salary.

The second amended and restated employment agreement with Mr. Berns also provides that his employment with the Company is at-will and may be terminated by either Mr. Berns or the Company at any time. However, if the Company terminates Mr. Berns’ employment without just cause or if he resigns for good reason (other than in connection with a change-in-control of the Company), provided that Mr. Berns executes a general release in favor of the Company at the election of the Company, he will be entitled to receive certain payments and other benefits, which are described in more detail under the heading “Potential Payments Upon Termination or Change-in-Control” beginning on 24 of this Amendment No. 1.

The second amended and restated employment agreement with Mr. Berns further provides that if the Company (or any surviving or acquiring corporation) terminates Mr. Berns’ employment without cause or if he resigns for good reason within one month prior to or two years following the effective date of a change-in-control of the Company, provided that Mr. Berns executes a general release in favor of the Company (or any surviving or acquiring corporation) at the election thereof, he will be entitled to receive certain payments and other benefits, which are described in more detail under the heading “Potential Payments Upon Termination or Change-in-Control” beginning on page 24 of this Amendment No. 1.

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

In May 2009, the Company and Mr. Berns agreed to amend his second amended and restated employment agreement in order to, among other things, provide for the acceleration of vesting of all stock awards held by Mr. Berns if he is terminated in connection with a change-in-control of the Company, as described above. Prior to such amendment, Mr. Berns’ second amended and restated employment agreement only provided for acceleration of vesting of stock options and restricted stock grants under such circumstances.

Offer Letter with Mr. Bennett

In a letter dated January 21, 2008, the Company offered Mr. Bennett a position as the Company’s Vice President, Manufacturing. Pursuant to the offer letter, Mr. Bennett earns an annual base salary, which is subject to annual review and adjustment by the Compensation Committee. Currently, Mr. Bennett earns an annual base salary of $245,200. Mr. Bennett is also eligible to participate in the Company’s performance-based cash bonus plan, pursuant to which he is eligible for an annual bonus award determined in accordance with the terms of the plan. Currently, Mr. Bennett’s target bonus is set at 30% of his annual base salary.

Pursuant to the offer letter, Mr. Bennett is eligible for all Allos benefits, including participation in the Company’s 401(k) retirement plan. Mr. Bennett is also entitled to reimbursement for relocation expenses up to $125,000. Such expenses will be reimbursed once the Company requests Mr. Bennett relocate his residence within a reasonable distance of the Company’s corporate headquarters. To date, no such request has been made.

Employment Agreement with Mr. Caruso

On June 5, 2006, the Company entered into an employment agreement with Mr. Caruso in connection with his appointment to serve as the Company’s Executive Vice President, Chief Commercial Officer. On December 13, 2007, the Company and Mr. Caruso entered into an amended and restated employment agreement to, among other things, bring the employment agreement into compliance with Section 409A of the Code and implement certain changes recommended by the Company’s outside compensation consultant regarding Mr. Caruso’s change-in-control severance benefits.

Pursuant to the amended and restated employment agreement, Mr. Caruso earns an annual base salary, which is subject to annual review and adjustment by the Compensation Committee. Currently, Mr. Caruso earns an annual base salary of $426,900. Mr. Caruso is also eligible to participate in the Company’s performance-based cash bonus plan, pursuant to which he is eligible for an annual bonus award determined in accordance with the terms of the plan. Currently, Mr. Caruso’s target bonus is set at 50% of his annual base salary.

The amended and restated employment agreement with Mr. Caruso also provides that his employment with the Company is at-will and may be altered or terminated by either Mr. Caruso or the Company at any time. However, if the Company terminates Mr. Caruso’s employment without just cause or if he resigns for good reason (other than in connection with a change-in-control of the Company), provided that Mr. Caruso executes a general release in favor of the Company, he will be entitled to receive certain payments and other benefits, which are described in more detail under the heading “Potential Payments Upon Termination or Change-in-Control” beginning on page 24 of this Amendment No. 1.

The amended and restated employment agreement with Mr. Caruso further provides that if the Company (or any surviving or acquiring corporation) terminates Mr. Caruso’s employment without just cause or if he resigns for good reason within one month prior to or 12 months following the effective date of a change-in-control of the Company, provided that Mr. Caruso executes a general release in favor of the Company (or any surviving or acquiring corporation), he will be entitled to receive certain payments and other benefits, which are described in more detail under the heading “Potential Payments Upon Termination or Change-in-Control” beginning on page 24 of this Amendment No. 1.

In May 2009, the Company and Mr. Caruso agreed to amend his amended and restated employment agreement in order to, among other things, provide for the acceleration of vesting of all stock awards held by Mr. Caruso if he is terminated in connection with a change-in-control of the Company, as described above. Prior to such amendment, Mr. Caruso’s amended and restated employment agreement only provided for acceleration of vesting of stock options and restricted stock grants under such circumstances.

Employment Agreement with Mr. Clark

On June 25, 2009, the Company entered into an employment agreement with Mr. Clark in connection with his appointment to serve as the Company’s Vice President, Finance.

Pursuant to the employment agreement, Mr. Clark earns an annual base salary, which is subject to annual review and adjustment by the Compensation Committee. Currently, Mr. Clark earns an annual base salary of $236,800. Mr. Clark is also eligible to participate in the Company’s performance-based cash bonus plan, pursuant to which he is eligible for an annual bonus award determined in accordance with the terms of the plan. Currently, Mr. Clark’s target bonus is set at 30% of his annual base salary.

The employment agreement with Mr. Clark also provides that his employment with the Company is at-will and may be altered or terminated by either Mr. Clark or the Company at any time. However, if the Company terminates Mr. Clark’s employment without just cause or if he resigns for good reason (other than in connection with a change-in-control of the Company), provided that Mr. Clark executes a general release in favor of the Company, he will be entitled to receive certain payments and other benefits, which are described in more detail under the heading “Potential Payments Upon Termination or Change-in-Control” beginning on page 24 of this Amendment No. 1.

The employment agreement with Mr. Clark further provides that if the Company (or any surviving or acquiring corporation) terminates Mr. Clark’s employment without just cause or if he resigns for good reason within one month prior to or 12 months following the effective date of a change-in-control of the Company, provided that Mr. Clark executes a general release in favor of the Company (or any surviving or acquiring corporation), he will be entitled to receive certain payments and other benefits, which are described in more detail under the heading “Potential Payments Upon Termination or Change-in-Control” beginning on page 24 of this Amendment No. 1.

Employment Agreement with Mr. Graboyes

On October 11, 2004, the Company entered into an employment agreement with Mr. Graboyes in connection with his appointment as Vice President, General Counsel. On December 13, 2007, the Company and Mr. Graboyes entered into an amended and restated employment agreement to, among other things, bring the employment agreement into compliance with Section 409A of the Code and implement certain changes recommended by the Company’s outside compensation consultant.

Pursuant to the amended and restated employment agreement, Mr. Graboyes earns an annual base salary, which is subject to annual review and adjustment by the Compensation Committee. Currently, Mr. Graboyes earns an annual base salary of $321,200. Mr. Graboyes is also eligible to participate in the Company’s performance-based cash bonus plan, pursuant to which he is eligible for an annual bonus award determined in accordance with the terms of the plan. Currently, Mr. Graboyes’ target bonus is set at 50% of his annual base salary.

The amended and restated employment agreement with Mr. Graboyes also provides that his employment with the Company is at-will and may be altered or terminated by either Mr. Graboyes or the Company at any time. However, if the Company terminates Mr. Graboyes’ employment without just cause or if he resigns for good reason (other than in connection with a change-in-control of the Company), provided that Mr. Graboyes executes a general release in favor of the Company, he will be entitled to receive certain payments and other benefits, which are described in more detail under the heading “Potential Payments Upon Termination or Change-in-Control” beginning on page 24 of this Amendment No. 1.

The amended and restated employment agreement with Mr. Graboyes further provides that if the Company (or any surviving or acquiring corporation) terminates Mr. Graboyes’ employment without just cause or if he resigns for good reason within one month prior to or 12 months following the effective date of a change-in-control, provided that Mr. Graboyes executes a general release in favor of the Company (or any surviving or acquiring corporation), he will be entitled to receive certain payments and other benefits, which are described in more detail under the heading “Potential Payments Upon Termination or Change-in-Control” beginning on page 24 of this Amendment No. 1.

In May 2009, the Company and Mr. Graboyes agreed to amend his amended and restated employment agreement in order to, among other things, provide for the acceleration of vesting of all stock awards held by Mr. Graboyes if he is terminated in connection with a change-in-control of the Company, as described above. Prior to such amendment, Mr. Graboyes’ amended and restated employment agreement only provided for acceleration of vesting of stock options and restricted stock grants under such circumstances.

Employment Agreement with Dr. Cagnoni

On March 19, 2007, the Company entered into an employment agreement with Dr. Cagnoni in connection with his appointment to serve as the Company’s Senior Vice President, Chief Medical Officer. On December 13, 2007, the Company and Dr. Cagnoni entered into an amended and restated employment agreement to, among other things, bring the employment agreement into compliance with Section 409A of the Code and implement certain changes recommended by the Company’s outside compensation consultant regarding Dr. Cagnoni’s change-in-control severance benefits.

Pursuant to the amended and restated employment agreement, Dr. Cagnoni earned an annual base salary, which was subject to annual review and adjustment by the Compensation Committee. Prior to his resignation on September 30, 2009, Dr. Cagnoni’s annual base salary was $414,400. Dr. Cagnoni was also eligible to participate in the Company’s performance-based cash bonus plan, pursuant to which he was eligible for an annual bonus award determined in accordance with the terms of the plan. Prior to his resignation on September 30, 2009, Dr. Cagnoni’s target bonus was set at 40% of his annual base salary.

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

The amended and restated employment agreement with Dr. Cagnoni also provided that his employment with the Company was at-will and may be altered or terminated by either Dr. Cagnoni or the Company at any time. However, if the Company terminated Dr. Cagnoni’s employment without just cause or if he resigned for good reason (other than in connection with a change-in-control of the Company), provided that Dr. Cagnoni executed a general release in favor of the Company, he would have been entitled to receive certain payments and other benefits, which are described in more detail under the heading “Potential Payments Upon Termination or Change-in-Control” beginning on page 24 of this Amendment No. 1.

The amended and restated employment agreement with Dr. Cagnoni further provided that if the Company (or any surviving or acquiring corporation) terminated Dr. Cagnoni’s employment without just cause or if he resigned for good reason within one month prior to or 12 months following the effective date of a change-in-control of the Company, provided that Dr. Cagnoni executed a general release in favor of the Company (or any surviving or acquiring corporation), he would have been entitled to receive certain payments and other benefits, which are described in more detail under the heading “Potential Payments Upon Termination or Change-in-Control” beginning on page 24 of this Amendment No. 1.

In May 2009, the Company and Dr. Cagnoni agreed to amend his amended and restated employment agreement in order to, among other things, provide for the acceleration of vesting of all stock awards held by Dr. Cagnoni if he is terminated in connection with a change-in-control of the Company, as described above. Prior to such amendment, Dr. Cagnoni’s amended and restated employment agreement only provided for acceleration of vesting of stock options and restricted stock grants under such circumstances.

Dr. Cagnoni resigned as Senior Vice President, Chief Medical Officer of the Company, effective September 30, 2009.

Severance and Change-in-Control Arrangements

The Company has established a Severance Benefit Plan to provide for the payment of severance benefits to all full-time employees, including the named executive officers, who do not otherwise have separate employment agreements with the Company and whose employment is involuntarily terminated due to a change-in-control of the Company.

The Change of Control Severance Benefit Schedule under the Severance Benefit Plan provides that if the Company terminates an eligible employee’s employment without just cause or if the eligible employee resigns for good reason within two months prior to or six months following the effective date of a change-in-control of the Company, and upon the eligible employee’s execution of a general release releasing the Company from all claims known or unknown that the eligible employee may have against the Company, the eligible employee will be entitled to receive the following severance benefits:

•      If the eligible employee holds a position with the Company of director or above, the Company will pay the employee a lump-sum cash payment equal to (i) six months of the employee’s base salary then in effect plus an additional two weeks base salary for each 12 months of continuous service with the Company, up to a maximum of

52 weeks, plus (ii) the employee’s target bonus award for the year in which the employee’s employment terminates, prorated through the date of termination. Eligible employees who are entitled to severance under this paragraph with more than five but fewer than 12 full months of continuous service with the Company will be deemed to be in continuous service with the Company for 12 full months.

•      If the eligible employee holds a position with the Company below director, the Company will pay the employee a lump-sum cash payment equal to (i) three months of the employee’s base salary then in effect plus an additional two weeks base salary for each 12 months of continuous service with the Company, up to a maximum of 52 weeks, plus (ii) the employee’s target bonus award for the year in which the employee’s employment terminates, prorated through the date of termination. Eligible employees who are entitled to severance under this paragraph with more than five but fewer than 12 full months of continuous service with the Company will be deemed to be in continuous service with the Company for 12 full months.

•      Full acceleration of vesting of any outstanding stock options and other stock awards issued to the eligible employee.

•      Payment of premiums for the eligible employee’s group health insurance COBRA continuation coverage after the date of termination for the number of weeks that are used to determine the amount of the eligible employee’s cash severance as described above.

•      Outplacement assistance through an outside organization as a resource to aid in the eligible employee’s career transition.

Potential Payments Upon Termination or Change-in-Control

The following tables reflect the estimated potential payments upon termination or change-in-control of the Company that would be payable to each of the named executive officers. For purposes of calculating the potential payments set forth in the tables below, we have assumed that (i) the date of termination was December 31, 2009 and (ii) the stock price was $6.58, the closing market price of the Company’s common stock on December 31, 2009, the last business day of the 2009 fiscal year.

Paul L. Berns — President and Chief Executive Officer

Under the terms of Mr. Berns’ second amended and restated employment agreement, as amended, if the Company terminates Mr. Berns’ employment for just cause or Mr. Berns resigns without good reason, Mr. Berns is entitled to the following: (i) any base salary and annual bonus earned but unpaid prior to the date of termination; (ii) all accrued but unused personal time; and (iii) any unreimbursed business expenses (collectively, the “Accrued Obligations”). Such amounts are to be paid within 30 days after the date of termination. Following such termination, Mr. Berns’ then outstanding stock options and other stock awards will remain subject to the terms of their respective governing documents.

Under the terms of Mr. Berns’ second amended and restated employment agreement, as amended, if the Company terminates Mr. Berns’ employment without just cause or Mr. Berns resigns with good reason (other than in connection with a change-in-control of the Company), provided that Mr. Berns executes a general release in favor of the Company at the election of the Company, Mr. Berns is entitled to the following: (i) payment of the Accrued Obligations within 30 days after the date of termination; (ii) an amount equal to his target bonus for the year in which the termination occurs, pro rated through the date of termination; (iii) an amount equal to 1.5 times his base salary then in effect, payable in monthly installments over the 18-month period following the date of termination; (iv) an amount equal to 1.5 times his annual bonus for the year preceding the year in which the termination occurs, payable in a lump sum within 30 days after the date of termination; (v) treatment of his then outstanding stock options and other stock awards in accordance with the terms of their respective governing documents; (vi) payment of premiums for his group health insurance COBRA continuation coverage for up to 12 months following the date of termination; and (vii) outplacement assistance for up to 12 months following the date of termination with an aggregate cost of up to $15,000. Except for the Accrued Obligations, the payments described above shall cease, and the Company shall have no further obligations to Mr. Berns with respect thereto, in the event that Mr. Berns breaches his confidentiality, non-compete or non-solicitation obligations under the second amended and restated employment agreement, as amended, or the terms of his confidentiality and inventions assignment agreement with the Company. The Company’s obligation to pay Mr. Berns’ COBRA premiums ceases upon Mr. Berns’ eligibility for comparable coverage provided by a new employer.

Under the terms of Mr. Berns’ second amended and restated employment agreement, as amended, if the Company (or any surviving or acquiring corporation) terminates Mr. Berns’ employment without just cause or Mr. Berns resigns with good reason within one month prior to or two years following the effective date of a change-in-control of the Company, provided that Mr. Berns executes a general release in favor of the Company (or any surviving or acquiring corporation) at the election thereof, Mr. Berns is entitled to the following: (i) payment of the Accrued Obligations within 30 days after the date of termination; (ii) an amount equal to his target bonus for the year in which the termination occurs, pro rated through the date of termination; (iii) a lump-sum cash payment in an amount equal to (x) two times his highest annual base salary in effect during the 12 months prior to such termination, plus (y) two times his highest annualized bonus paid or payable in respect of the five years preceding the year in which the change-in-control occurs; (iv) immediate vesting of all outstanding stock options and other stock awards granted to Mr. Berns and the extension of the option exercise period for 24 months after the date of termination; (v) continued coverage for 18 months under all policies of medical, accident, disability and life insurance for Mr. Berns and his dependents; and (vi) outplacement assistance for up to 12 months following the date of termination with an aggregate cost of up to $15,000. In addition, Mr. Berns’ second amended and restated employment agreement, as amended, provides that, in certain circumstances, he will be entitled to a gross-up payment for payments that result in an excise tax imposed by Section 4999 of the Code.

The following table reflects the estimated potential payments that would be payable to Mr. Berns upon a termination or change-in-control of the Company under the terms of his second amended and restated employment agreement, as amended. The amounts shown reflect only the additional payments or benefits that Mr. Berns would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested, absent the triggering event.

	Termination For Just Cause or Resignation Without Good Reason Termination	Termination Without Just Cause or Resignation With Good Reason Termination		Termination Without Just Cause or Resignation With Good Reason (in connection with a Change-in-Control)
Paul L. Berns
Cash Payments
Cash Severance	$—	$1,198,700	(1)	$1,598,300	(2)
Target Bonus for Year of Separation	$—	$300,500		$300,500
Long-Term Incentives
Stock Options (Unvested and Accelerated)	$—	$—		$269,400	(3)
Restricted Stock (Unvested and Accelerated)	$—	$—		$800,600	(4)
Benefits and Perquisites
Accrued Sick Leave	$30,800	$30,800		$30,800
Benefits Continuation	$—	$19,900		$32,400
Outplacement Assistance	$—	$15,000		$15,000
Excise Tax Gross-Up (Estimated)	$—	$—		$—
Total Payments Upon Termination	$30,800	$1,564,900		$3,047,000

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

(3)   Amount represents the in-the-money value of unvested stock options as of December 31, 2009, using the closing market price of the Company’s common stock on December 31, 2009. The number of shares underlying such stock options and the exercise price thereof are reflected in the columns entitled “Number of Securities Underlying Unexercised Options—Unexercisable” and “Option Exercise Price,” respectively, in the Outstanding Equity Awards at Fiscal Year End table set forth on page 18 of this Amendment No. 1.

(4)   Amount represents the in-the-money value of unvested restricted stock as of December 31, 2009, using the closing market price of the Company’s common stock on December 31, 2009. The number of shares of restricted stock are reflected in the column entitled “Number of Shares or Units of Stock that Have Not Vested” in the Outstanding Equity Awards at Fiscal Year End table set forth on page 18 of this Amendment No. 1.

Bruce K. Bennett, Vice President, Pharmaceutical Operations

Mr. Bennett is not party to an employment agreement with the Company. Accordingly, his entitlement to any termination payment or payments upon a change-in-control of the Company is subject to and pursuant to the Company’s Severance Benefit Plan and the Change of Control Severance Benefit Schedule thereto.

Under the terms of the Change of Control Severance Benefit Schedule, if the Company terminates Mr. Bennett’s employment without just cause or Mr. Bennett resigns for good reason within two months prior to or six months following the effective date of a change-in-control of the Company, provided that Mr. Bennett executes a general release in favor of the Company, Mr. Bennett is entitled to receive the following: (i) any base salary earned but unpaid prior to the date of termination; (ii) all accrued but unused vacation; (iii) any unreimbursed business expenses; (iv) six months base pay plus an additional two weeks base pay for each 12 months of continuous service, up to a maximum of 52 weeks base pay; (v) payment of Mr. Bennett’s target bonus award for the year in which Mr. Bennett’s employment terminates, prorated through the date of termination; (vi) payment of premiums for his group health insurance COBRA continuation coverage for the same duration as to which he is entitled to base pay; and (vii) immediate vesting of all outstanding options and other stock awards granted to him. In addition, Mr. Bennett is eligible to participate in an outplacement assistance program to be selected by the Company. The Company’s obligation to pay Mr. Bennett’s COBRA premiums ceases upon Mr. Bennett’s eligibility for comparable coverage provided by a new employer. The amount of the foregoing benefits are capped at two times Mr. Bennett’s annual compensation earned during the calendar year immediately preceding his termination of employment (calculated on an annualized basis).

The following table reflects the estimated potential payments that would be payable to Mr. Bennett upon a termination or change-in-control of the Company under the Company’s Severance Benefit Plan and the Change of Control Severance Benefit Schedule thereto. The amounts shown reflect only the additional payments or benefits that Mr. Bennett would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested absent the triggering event.

	Termination For Just Cause or Resignation Without Good Reason Termination	Termination Without Just Cause or Resignation With Good Reason Termination	Termination Without Just Cause or Resignation With Good Reason (in connection with a Change-in-Control)
Bruce K. Bennett
Cash Payments
Cash Severance	$—	$—	$136,000	(1)
Target Bonus for Year of Separation	$—	$—	$58,700
Long-Term Incentives
Stock Options (Unvested and Accelerated)	$—	$—	$6,300	(2)
Restricted Stock (Unvested and Accelerated)	$—	$—	$38,700	(3)
Benefits and Perquisites
Accrued Sick Leave	$—	$—	$—
Benefits Continuation	$—	$—	$11,600
Outplacement Assistance	$—		$—
Total Payments Upon Termination	$—	$—	$251,300

(1)   Amount represents 0.5 times base salary then in effect, plus an additional 4 weeks base pay.

(2)   Amount represents the in-the-money value of unvested stock options as of December 31, 2009, using the closing market price of the Company’s common stock on December 31, 2009. The number of shares underlying such stock options and the exercise price thereof are reflected in the columns entitled “Number of Securities Underlying Unexercised Options—Unexercisable” and “Option Exercise Price,” respectively, in the Outstanding Equity Awards at Fiscal Year End table set forth on page 18 of this Amendment No. 1.

(3)   Amount represents the in-the-money value of unvested restricted stock as of December 31, 2009, using the closing market price of the Company’s common stock on December 31, 2009. The number of shares of restricted stock are reflected in the column entitled “Number of Shares or Units of Stock that Have Not Vested” in the Outstanding Equity Awards at Fiscal Year End table set forth on page 18 of this Amendment No. 1.

James V. Caruso—Executive Vice President, Chief Commercial Officer

Under the terms of Mr. Caruso’s amended and restated employment agreement, as amended, if the Company terminates Mr. Caruso’s employment for just cause or Mr. Caruso resigns without good reason, Mr. Caruso is entitled to the following: (i) any salary earned but unpaid prior to the date of termination; (ii) all accrued but unused vacation; and (iii) any unreimbursed business expenses.

Under the terms of Mr. Caruso’s amended and restated employment agreement, as amended, if the Company terminates Mr. Caruso’s employment without just cause or Mr. Caruso resigns with good reason (other than in connection with a change-in-control of the Company), provided that Mr. Caruso executes a general release in favor of the Company, Mr. Caruso is entitled to the following: (i) continuation of Mr. Caruso’s then current base salary for a period of 12 months following the date of termination, paid on the same basis and at the same time as previously paid; (ii) payment of any accrued but unused vacation and sick leave; and (iii) payment of premiums for his group health insurance COBRA continuation coverage for up to 12 months following the date of termination. The Company’s obligation to pay Mr. Caruso’s COBRA premiums ceases upon Mr. Caruso’s eligibility for comparable coverage provided by a new employer. Except for the payment of any accrued but unused vacation and sick leave, the payments described above shall cease, and the Company shall have no further obligations to Mr. Caruso with respect thereto, in the event that Mr. Caruso breaches the confidentiality, non-compete or non-solicitation provisions under his confidentiality and inventions assignment agreement with the Company.

Under the terms of Mr. Caruso’s amended and restated employment agreement, as amended, if the Company (or any surviving or acquiring corporation) terminates Mr. Caruso’s employment without just cause or Mr. Caruso resigns with good reason within one month prior to or 12 months following the effective date of a change-in-control of the Company, provided that Mr. Caruso executes a general release in favor of the Company, Mr. Caruso is entitled to the following: (i) a lump-sum cash payment in an amount equal to (A) 1.5 times Mr. Caruso’s annual base salary then in effect, plus (B) 1.5 times the greater of (1) Mr. Caruso’s annualized target bonus award for the year in which Mr. Caruso’s employment terminates or (2) the annual bonus amount paid to Mr. Caruso in the immediately prior year; (ii) payment of any accrued but unused vacation and sick leave; (iii) payment of Mr. Caruso’s target bonus award for the year in which Mr. Caruso’s employment terminates, prorated through the date of termination; (iv) payment of premiums for his group health insurance COBRA continuation coverage for up to 18 months following the date of termination; (v) outplacement assistance for up to nine months following the date of termination with an aggregate cost of up to $11,250; and (vi) immediate vesting of all outstanding stock options and other stock awards granted to Mr. Caruso and the extension of the option exercise period for 12 months after the date of termination. The Company’s obligation to pay Mr. Caruso’s COBRA premiums ceases upon Mr. Caruso’s eligibility for comparable coverage provided by a new employer. Certain of the payments described above shall cease, and the Company shall have no further obligations to Mr. Caruso with respect thereto, in the event that Mr. Caruso breaches the confidentiality, non-compete or non-solicitation provisions under his confidentiality and inventions assignment agreement with the Company. In addition, Mr. Caruso’s amended and restated employment agreement, as amended, provides that, in certain circumstances, he will be entitled to a gross-up payment for payments that result in an excise tax imposed by Section 4999 of the Code.

The following table reflects the estimated potential payments that would be payable to Mr. Caruso upon a termination or change-in-control of the Company under the terms of his amended and restated employment agreement, as amended. The amounts shown reflect only the additional payments or benefits that Mr. Caruso would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested, absent the triggering event.

	Termination For Just Cause or Resignation Without Good Reason Termination	Termination Without Just Cause or Resignation With Good Reason Termination		Termination Without Just Cause or Resignation With Good Reason (in connection with a Change-in-Control)
James V. Caruso
Cash Payments
Cash Severance	$—	$408,500	(1)	$857,900	(2)
Target Bonus for Year of Separation	$—	$—		$163,400
Long-Term Incentives
Stock Options (Unvested and Accelerated)	$—	$—		$214,100	(3)
Restricted Stock (Unvested and Accelerated)	$—	$—		$338,100	(4)
Benefits and Perquisites
Accrued Sick Leave	$—	$25,100		$25,100
Benefits Continuation	$—	$19,900		$29,800
Outplacement Assistance	$—	$—		$11,250
Excise Tax Gross-Up (Estimated)	$—	$—		$—
Total Payments Upon Termination	$—	$453,500		$1,639,650

(1)          Amount represents 1.0 times base salary then in effect, payable on the same basis and at the same time as paid at the time of termination.

(2)          Amount represents a lump sum payment equal to (i) 1.5 times base salary then in effect, plus (ii) 1.5 times annualized target bonus award for the year of termination.

(3)          Amount represents the in-the-money value of unvested stock options as of December 31, 2009, using the closing market price of the Company’s common stock on December 31, 2009. The number of shares underlying such stock options and the exercise price thereof are reflected in the columns entitled “Number of Securities Underlying Unexercised Options—Unexercisable” and “Option Exercise Price,” respectively, in the Outstanding Equity Awards at Fiscal Year End table set forth on page 18 of this Amendment No. 1.

(4)          Amount represents the in-the-money value of unvested restricted stock as of December 31, 2009, using the closing market price of the Company’s common stock on December 31, 2009. The number of shares of restricted stock are reflected in the column entitled “Number of Shares or Units of Stock that Have Not Vested” in the Outstanding Equity Awards at Fiscal Year End table set forth on page 18 of this Amendment No. 1.

David C. Clark, Vice President, Finance

Under the terms of Mr. Clark’s employment agreement if the Company terminates Mr. Clark’s employment for just cause or Mr. Clark resigns without good reason, Mr. Clark is entitled to the following: (i) any base salary earned but unpaid prior to the date of termination; (ii) all accrued but unused vacation; and (iii) any unreimbursed business expenses.

Under the terms of Mr. Clark’s employment agreement, if the Company terminates Mr. Clark’s employment without just cause or Mr. Clark resigns with good reason (other than in connection with a change-in-control of the Company), provided that Mr. Clark executes a general release in favor of the Company, Mr. Clark is entitled to the following: (i) continuation of Mr. Clark’s then current base salary for a period of six months following the date of termination, paid on the same basis and at the same time as previously paid; (ii) payment of any accrued but unused vacation and sick leave; and (iii) payment of premiums for his group health insurance COBRA continuation coverage for up to six months following the date of termination. The Company’s obligation to pay Mr. Clark’s COBRA premiums ceases upon Mr. Clark’s eligibility for comparable coverage provided by a new employer. Except for the payment of any accrued but unused vacation and sick leave, the payments described above shall cease, and the Company shall have no further obligations to Mr. Clark with respect thereto, in the event that Mr. Clark breaches the confidentiality, non-compete or non-solicitation provisions under his confidentiality and inventions assignment agreement with the Company.

Under the terms of Mr. Clark’s employment agreement, if the Company (or any surviving or acquiring corporation) terminates Mr. Clark’s employment without just cause or Mr. Clark resigns with good reason within one month prior to or 12 months following the effective date of a change-in-control of the Company, provided that Mr. Clark executes a general release in favor of the Company, Mr. Clark is entitled to the following: (i) a lump-sum cash payment in an amount equal to (A) Mr. Clark’s annual base salary then in effect, plus (B) the greater of (1) Mr. Clark’s annualized target bonus award for the year in which Mr. Clark’s employment terminates or (2) the annual bonus amount paid to Mr. Clark in the immediately prior year; (ii) payment of any accrued but unused vacation and sick leave; (iii) payment of Mr. Clark’s target bonus award for the year in which Mr. Clark’s employment terminates, prorated through the date of termination; (iv) payment of premiums for his group health insurance COBRA continuation coverage for up to 12 months following the date of termination; (v) outplacement assistance for up to six months following the date of termination with an aggregate cost of up to $7,500; and (vi) immediate vesting of all outstanding stock options and other stock awards granted to Mr. Clark and the extension of the option exercise period for 12 months after the date of termination. The Company’s obligation to pay Mr. Clark’s COBRA premiums ceases upon Mr. Clark’s eligibility for comparable coverage provided by a new employer. Certain of the payments described above shall cease, and the Company shall have no further obligations to Mr. Clark with respect thereto, in the event that Mr. Clark breaches the confidentiality, non-compete or non-solicitation provisions under his confidentiality and inventions assignment agreement with the Company.

The following table reflects the estimated potential payments that would be payable to Mr. Clark upon a termination or change-in-control of the Company under the terms of his employment agreement. The amounts shown reflect only the additional payments or benefits that Mr. Clark would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested absent the triggering event.

	Termination For Just Cause or Resignation Without Good Reason Termination	Termination Without Just Cause or Resignation With Good Reason Termination		Termination Without Just Cause or Resignation With Good Reason (in connection with a Change-in-Control)
David C. Clark
Cash Payments
Cash Severance	$—	$107,600	(1)	$269,100	(2)
Target Bonus for Year of Separation	$—	$—		$53,800
Long-Term Incentives
Stock Options (Unvested and Accelerated)	$—	$—		$37,400	(3)
Restricted Stock (Unvested and Accelerated)	$—	$—		$38,700	(4)
Benefits and Perquisites
Accrued Sick Leave	$—	$11,600		$11,600
Benefits Continuation	$—	$9,900		$19,900
Outplacement Assistance	$—	$—		$7,500
Total Payments Upon Termination	$—	$129,100		$438,000

(1)          Amount represents 0.5 times base salary then in effect, payable on the same basis and at the same time as paid at the time of termination.

(2)          Amount represents a lump sum payment equal to (i) 1.0 times base salary then in effect, plus (ii) 1.0 times annualized target bonus award for the year of termination.

(3)          Amount represents the in-the-money value of unvested stock options as of December 31, 2009, using the closing market price of the Company’s common stock on December 31, 2009. The number of shares underlying such stock options and the exercise price thereof are reflected in the columns entitled “Number of Securities Underlying Unexercised Options—Unexercisable” and “Option Exercise Price,” respectively, in the Outstanding Equity Awards at Fiscal Year End table set forth on page 18 of this Amendment No. 1.

(4)          Amount represents the in-the-money value of unvested restricted stock as of December 31, 2009, using the closing market price of the Company’s common stock on December 31, 2009. The number of shares of restricted stock are reflected in the column entitled “Number of Shares or Units of Stock that Have Not Vested” in the Outstanding Equity Awards at Fiscal Year End table set forth on page 18 of this Amendment No. 1.

Marc H. Graboyes—Senior Vice President, General Counsel and Secretary

Under the terms of Mr. Graboyes’ amended and restated employment agreement, as amended, if the Company terminates Mr. Graboyes’ employment for just cause or Mr. Graboyes resigns without good reason, Mr. Graboyes is entitled to the following: (i) any base salary earned but unpaid prior to the date of termination; (ii) all accrued but unused vacation; and (iii) any unreimbursed business expenses.

Under the terms of Mr. Graboyes’ amended and restated employment agreement, as amended, if the Company terminates Mr. Graboyes’ employment without just cause or Mr. Graboyes resigns with good reason (other than in connection with a change-in-control of the Company), provided that Mr. Graboyes executes a general release in favor of the Company, Mr. Graboyes is entitled to the following: (i) continuation of Mr. Graboyes’ then current base salary for a period of six months following the date of termination, paid on the same basis and at the same time as previously paid; (ii) payment of any accrued but unused vacation and sick leave; and (iii) payment of premiums for his group health insurance COBRA continuation coverage for up to six months following the date of termination. The Company’s obligation to pay Mr. Graboyes’ COBRA premiums ceases upon Mr. Graboyes’ eligibility for comparable coverage provided by a new employer. Except for the payment of any accrued but unused vacation and sick leave, the payments described above shall cease, and the Company shall have no further obligations to Mr. Graboyes with respect thereto, in the event that Mr. Graboyes breaches the confidentiality, non-compete or non-solicitation provisions under his confidentiality and inventions assignment agreement with the Company.

Under the terms of Mr. Graboyes’ amended and restated employment agreement, as amended, if the Company (or any surviving or acquiring corporation) terminates Mr. Graboyes’ employment without just cause or Mr. Graboyes resigns with good reason within one month prior to or 12 months following the effective date of a change-in-control of the Company, provided that Mr. Graboyes executes a general release in favor of the Company, Mr. Graboyes is entitled to the following: (i) a lump-sum cash payment in an amount equal to (A) Mr. Graboyes’ annual base salary then in effect, plus (B) the greater of (1) Mr. Graboyes’ annualized target bonus award for the year in which Mr. Graboyes’ employment terminates or (2) the annual bonus amount paid to Mr. Graboyes in the immediately prior year; (ii) payment of any accrued but unused vacation and sick leave; (iii) payment of Mr. Graboyes’ target bonus award for the year in which Mr. Graboyes’ employment terminates, prorated through the date of termination; (iv) payment of premiums for his group health insurance COBRA continuation coverage for up to 12 months following the date of termination; (v) outplacement assistance for up to six months following the date of termination with an aggregate cost of up to $7,500; and (vi) immediate vesting of all outstanding stock options and other stock awards granted to Mr. Graboyes and the extension of the option exercise period for 12 months after the date of termination. The Company’s obligation to pay Mr. Graboyes’ COBRA premiums ceases upon Mr. Graboyes’

eligibility for comparable coverage provided by a new employer. Certain of the payments described above shall cease, and the Company shall have no further obligations to Mr. Graboyes with respect thereto, in the event that Mr. Graboyes breaches the confidentiality, non-compete or non-solicitation provisions under his confidentiality and inventions assignment agreement with the Company.

The following table reflects the estimated potential payments that would be payable to Mr. Graboyes upon a termination or change-in-control of the Company under the terms of his amended and restated employment agreement, as amended. The amounts shown reflect only the additional payments or benefits that Mr. Graboyes would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested absent the triggering event.

	Termination For Just Cause or Resignation Without Good Reason Termination	Termination Without Just Cause or Resignation With Good Reason Termination		Termination Without Just Cause or Resignation With Good Reason (in connection with a Change-in-Control)
Marc H. Graboyes
Cash Payments
Cash Severance	$—	$154,000	(1)	$431,300	(2)
Target Bonus for Year of Separation	$—	$—		$123,200
Long-Term Incentives
Stock Options (Unvested and Accelerated)	$—	$—		$57,400	(3)
Restricted Stock (Unvested and Accelerated)	$—	$—		$99,100	(4)
Benefits and Perquisites
Accrued Sick Leave	$—	$19,000		$19,000
Benefits Continuation	$—	$6,600		$13,300
Outplacement Assistance	$—	$—		$7,500
Total Payments Upon Termination	$—	$179,600		$750,800

(1)          Amount represents 0.5 times base salary then in effect, payable on the same basis and at the same time as paid at the time of termination.

(2)          Amount represents a lump sum payment equal to (i) 1.0 times base salary then in effect, plus (ii) 1.0 times annualized target bonus award for the year of termination.

(3)          Amount represents the in-the-money value of unvested stock options as of December 31, 2009, using the closing market price of the Company’s common stock on December 31, 2009. The number of shares underlying such stock options and the exercise price thereof are reflected in the columns entitled “Number of Securities Underlying Unexercised Options—Unexercisable” and “Option Exercise Price,” respectively, in the Outstanding Equity Awards at Fiscal Year End table set forth on page 18 of this Amendment No. 1.

(4)          Amount represents the in-the-money value of unvested restricted stock as of December 31, 2009, using the closing market price of the Company’s common stock on December 31, 2009. The number of shares of restricted stock are reflected in the column entitled “Number of Shares or Units of Stock that Have Not Vested” in the Outstanding Equity Awards at Fiscal Year End table set forth on page 18 of this Amendment No. 1.

Pablo J. Cagnoni—Former Senior Vice President, Chief Medical Officer

Dr. Cagnoni resigned as Senior Vice President, Chief Medical Officer of the Company, effective September 30, 2009. At the time of his resignation, Dr. Cagnoni received $55,000 of accrued, but unused vacation. Dr. Cagnoni had received $314,200 in annual salary as of the date of his resignation. Dr. Cagnoni also received $152,800 in stock awards (aggregate full grant date value) and $559,000 in option awards (aggregate full grant date value) during 2009.

Director Compensation

The following table shows certain information with respect to the compensation of all non-employee directors of the Company for the fiscal year ended December 31, 2009:

Director Compensation for Fiscal 2009

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Stephen J. Hoffman(2)	77,500	139,300	216,800
Michael D. Casey(3)	65,000	92,900	157,900
Stewart Hen(4)	47,500	92,900	140,900
Jonathan S. Leff(5)	45,000	92,900	137,900
Timothy P. Lynch(6)	61,300	92,900	154,200
Jeffrey R. Latts(7)	45,000	92,900	137,900
David M. Stout(8)	37,500	97,500	135,000

(1)          The amounts shown in this column represent the aggregate full grant date fair value calculated in accordance with FASB ASC Topic 718 for stock options granted during the fiscal year to the non-employee directors. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions used to calculate these amounts, see Note 5 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(2)          Grant date fair value of 30,000 options granted in 2009: $139,300. Total number of shares subject to stock options outstanding at December 31, 2009: 577,571.

(3)          Grant date fair value of 20,000 options granted in 2009: $92,900. Total number of shares subject to stock options outstanding at December 31, 2009: 140,000.

(4)          Grant date fair value of 20,000 options granted in 2009: $92,900. Total number of shares subject to stock options outstanding at December 31, 2009: 100,000.

(5)          Grant date fair value of 20,000 options granted in 2009: $92,900. Total number of shares subject to stock options outstanding at December 31, 2009: 100,000.

(6)          Grant date fair value of 20,000 options granted in 2009: $92,900. Total number of shares subject to stock options outstanding at December 31, 2009: 105,000.

(7)          Grant date fair value of 20,000 options granted in 2009: $92,900. Total number of shares subject to stock options outstanding at December 31, 2009: 65,000.

(8)          Grant date fair value of 45,000 options granted in 2009: $97,500. Total number of shares subject to stock options outstanding at December 31, 2009: 45,000.

Cash Compensation

Effective as of June 22, 2009, the Board of Directors approved the following compensation arrangements for the Company’s non-employee directors. Each non-employee director of the Company receives an annual retainer of $40,000, except that the Chairman of the Board receives an annual retainer of $60,000. Each non-employee director that serves as Chairman of the Audit Committee of the Board (the “Audit Committee”) also receives an additional annual retainer of $20,000. Each non-employee director that serves as Chairman of the Compensation Committee of the Board also receives an additional annual retainer of $12,500. Each non-employee director that serves as chairman of any other committee of the Board also receives an additional annual retainer of $7,500. Each non-employee director who serves on the Audit Committee (other than the Chairman) receives an additional retainer of $10,000. Each non-employee director who serves on any other committee of the Board (other than the Chairman) receives an additional retainer of $5,000. Annual retainers are paid in equal quarterly installments on the first day of each calendar quarter.

In addition, each non-employee director, including the Chairman of the Board, is reimbursed for all reasonable out-of-pocket expenses incurred by such director in connection with attending any regular or special meeting of the Board or any regular or special meeting of any committee of the Board.

Stock Options

The Company grants stock options to its non-employee directors under a stock option grant program for non-employee directors (the “Directors’ Program”) administered under the 2008 Plan.

Under the Directors’ Program, each person who becomes a non-employee director of the Company is automatically granted a non-qualified stock option to purchase 25,000 shares of common stock on the date of his or her initial election, except that any person who becomes the Company’s Chairman of the Board (other than an employee of the Company) is automatically granted a nonqualified stock option to purchase 50,000 shares of common stock on the date of his or her initial election (each, an “Initial Grant”). Initial Grants vest in equal installments on each of the first, second and third anniversaries.

In addition, under the Directors’ Program, each non-employee director is automatically granted a non-qualified stock option to purchase 20,000 shares of common stock immediately following each year’s annual meeting of stockholders, except that the Chairman of the Board is automatically granted a non-qualified stock option to purchase 30,000 shares of common stock immediately following each year’s annual meeting of stockholders (each, an “Annual Grant”). Annual Grants fully vest on the date of the next year’s annual meeting of stockholders, assuming continued service as a director during such period. However, any non-employee director who received an Initial Grant within three months prior to an annual meeting is not eligible to receive an Annual Grant until the second annual meeting after his or her Initial Grant.

All stock options granted under the Directors’ Program have a term of 10 years and an exercise price equal to the closing price of a share of the Company’s common stock on the date of grant.

Compensation Committee Interlocks and Insider Participation

As noted above, the Company’s Compensation Committee consists of Messrs. Leff and Stout and Dr. Latts. Michael D. Casey, who resigned as a director of the Company effective January 25, 2010, also served as Chairperson of the Compensation Committee during the fiscal year ended December 31, 2009. None of the Company’s executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on the Company’s Board of Directors or Compensation Committee.

Compensation Committee Report(1)

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Amendment No. 1. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that such Compensation Discussion and Analysis be included in this Amendment No. 1.

Dr. Jeffrey R. Latts
Mr. Jonathan S. Leff
Mr. David M. Stout

(1)           The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOS THERAPEUTICS, INC.

Date: September 1, 2010	By:	/s/ PAUL L. BERNS
Paul L. Berns
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the report has been signed by the following persons on behalf of the registrant on September 1, 2010, and in the capacities indicated:

Name	Title

*	Chairman of Board of Directors and Director
Stephen J. Hoffman

/s/ PAUL L. BERNS	President, Chief Executive Officer and Director (Principal Executive Officer)
Paul L. Berns

/s/ DAVID C. CLARK	Vice President, Finance and Treasurer
David C. Clark	(Principal Financial Officer and Principal Accounting Officer)

Director
Nishan de Silva

*	Director
Jeffrey R. Latts

*	Director
Jonathan S. Leff

*	Director
Timothy P. Lynch

*	Director
David M. Stout

*By: /s/ PAUL L. BERNS
Paul L. Berns, Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
31.01	Rule 13a-14(a)/15d-14(a) Certification.
31.02	Rule 13a-14(a)/15d-14(a) Certification.
32.01#	Section 1350 Certification.

#                 The certifications attached as Exhibit 32.01 that accompany this Amendment No. 1 to the Annual Report on Form 10-K/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Allos Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amendment No. 1 to the Annual Report on Form 10-K/A, irrespective of any general incorporation language contained in such filing.