Form 10-Q
period 2010-09-30
ALLOS THERAPEUTICS INC
filed 2010-11-04
CIK 1097264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2010.

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

As of November 2, 2010, there were 105,352,676 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.
BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$63,432	$141,185
Short-term investments	45,151	17,016
Restricted cash	238	238
Accounts receivable	9,633	4,862
Inventory	151	36
Prepaid expenses and other assets	3,907	3,808
Total current assets	122,512	167,145
Property and equipment, net	2,237	2,169
Long-term investments	337	343
Intangible asset, net	5,339	5,679
Other assets	48	48
Total assets	$130,473	$175,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,515	$2,035
Deferred revenue	1,587	669
Accrued liabilities	14,040	13,136
Total current liabilities	18,142	15,840
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,500,000 shares designated from authorized preferred stock at September 30, 2010 and December 31, 2009; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 and 150,000,000 shares authorized at September 30, 2010 and December 31, 2009, respectively; 105,352,676 and 104,234,409 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	105	104
Additional paid-in capital	544,713	532,652
Accumulated deficit	(432,487)	(373,212)
Total stockholders’ equity	112,331	159,544
Total liabilities and stockholders’ equity	$130,473	$175,384

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net product sales	$8,230	$—	$23,522	$—

Operating costs and expenses:
Cost of sales, excluding amortization expense	889	—	2,330	—
Research and development	7,249	7,538	23,056	24,675
Selling, general and administrative	18,702	11,327	57,151	26,326
Amortization of intangible asset	113	7	340	7
Total operating costs and expenses	26,953	18,872	82,877	51,008
Operating loss	(18,723)	(18,872)	(59,355)	(51,008)
Interest and other income, net	(129)	125	2	304
Loss before income taxes	(18,852)	(18,747)	(59,353)	(50,704)
Income tax benefit	78	77	78	77
Net loss	$(18,774)	$(18,670)	$(59,275)	$(50,627)
Net loss per share: basic and diluted	$(0.18)	$(0.21)	$(0.56)	$(0.58)
Weighted average shares: basic and diluted	105,320,554	89,543,949	105,039,263	86,581,372

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(59,275)	$(50,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	668	314
Stock-based compensation expense	7,892	6,603
Amortization of intangible asset	340	7
Realized loss on sale of marketable securities	—	157
Other	226	149
Changes in operating assets and liabilities:
Accounts receivable	(3,852)	—
Prepaid expenses and other assets	40	(385)
Interest receivable on investments	(60)	686
Inventory	(136)	—
Trade accounts payable	480	2,739
Accrued liabilities	761	(1,670)
Net cash used in operating activities	(52,916)	(42,027)
Cash Flows From Investing Activities:
Acquisition of property and equipment	(937)	(1,147)
Cash paid for license	—	(5,800)
Purchases of investments	(55,050)	(18,217)
Proceeds from maturities of investments	26,980	45,250
Proceeds from sales of marketable securities	—	3,894
Net cash (used in) provided by investing activities	(29,007)	23,980
Cash Flows From Financing Activities:
Proceeds from issuance of common stock associated with stock options and employee stock purchase plan	4,138	3,009
Proceeds from issuance of common stock, net of issuance costs	32	46,957
Net cash provided by financing activities	4,170	49,966
Net (decrease) increase in cash and cash equivalents	(77,753)	31,919
Cash and cash equivalents, beginning of period	141,185	30,458
Cash and cash equivalents, end of period	$63,432	$62,377
Supplemental Schedule of Cash and Non-cash Activities:
Deferred revenue in accounts receivable	$918	$—
Assets recorded for which payment has not yet occurred	142	—

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars shown in tables are in thousands, except per share amounts)

(unaudited)

1.                 Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Operating results for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2009 for a broader discussion of our business and the opportunities and risks inherent in such business.

Liquidity

As of September 30, 2010, we had $108.9 million in cash, cash equivalents, and investments. Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments as of September 30, 2010, will be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.

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

2.                 Fair Value of Financial Instruments

Cash, Cash Equivalents and Investments

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The carrying values of our cash equivalents and investments approximate their market values based on quoted market prices. Investments are classified as held to maturity and are carried at cost plus accrued interest. Our cash and cash equivalents are maintained in a financial institution in amounts that, at times, may exceed federally insured limits. The weighted average duration of the remaining time to maturity for our portfolio of investments as of September 30, 2010, was approximately four months.  As of September 30, 2010, our investments were held in a variety of interest-bearing instruments, consisting mainly of U.S. Treasury notes. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of September 30, 2010.

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

We have no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of September 30, 2010.  Our financial instruments include cash and cash equivalents, investments, accounts receivable, prepaid expenses, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate their fair value due to their short maturities. The carrying value of our cash held in money market funds totaling $62.8 million as of September 30, 2010, is included in cash and cash equivalents on our Balance Sheet and approximates market values based on quoted market prices, or Level 1 inputs.

The carrying value of investments consisted of the following as of September 30, 2010:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term held-to-maturity securities:
U.S. Treasury notes	$45,151	$9	$—	$45,160
Total due in one year or less	$45,151	$9	$—	$45,160

Long-term held-to-maturity securities:
U. S. Government agency securities	$269	$9	$—	$278
Corporate notes	306	14	—	320
Sub-total	$575	$23	$—	$598
Less: Amounts classified as restricted cash	(238)	—	—	(238)
Total due in one to three years	$337	$23	$—	$360

The carrying value of investments consisted of the following as of December 31, 2009:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term held-to-maturity securities:
U.S. Treasury bills	$8,006	$11	$—	$8,017
Certificates of deposit	9,010	5	—	9,015
Total due in one year or less	$17,016	$16	$—	$17,032

Long-term held-to-maturity securities:
U. S. Government agency securities	$273	$11	$—	$284
Corporate notes	308	13	—	321
Sub-total	$581	$24	$—	$605
Less: Amounts classified as restricted cash	(238)	—	—	(238)
Total due in one to three years	$343	$24	$—	$367

We realized a loss of approximately $0 and $157,000 on the sale of certain of our investments during the nine months ended September 30, 2010 and 2009, respectively, which were sold in order to preserve our principal as the issuers of these securities experienced significant deteriorations in their creditworthiness as evidenced by investment rating downgrades.  Market values were determined for each individual security in the investment portfolio.  If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. Additionally, management assesses whether it intends to sell or would more-likely-than-not not be required to sell the investment before the expected recovery of the amortized cost basis. Management has asserted that it has no intent to sell and that it believes it is more-likely-than-not that it will not be required to sell the investment before recovery of its amortized cost basis.  There were no investments in an unrealized loss position as of September 30, 2010 or December 31, 2009.   We do not intend to sell and we do not believe that it is more likely than not that we will be required to sell our investments before recovering the cost of securities, nor do we expect not to recover the entire amortized cost basis of our investments as of September 30, 2010.  We have the ability and intent to hold our remaining investments to recover the entire amortized cost basis of the investments as of September 30, 2010.

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

Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense.  We have remaining supplies of FOLOTYN drug substance and drug product that are not recorded as inventory on our Balance Sheet as of September 30, 2010 because they were purchased prior to FDA approval.   Accordingly, our cost of sales will be lower with respect to product manufactured prior to FDA approval.  Until we sell these supplies for which the costs were previously expensed, our cost of sales will reflect only incremental costs incurred subsequent to the FDA approval date.  We sold a portion of our finished goods that were manufactured subsequent to the FDA approval date totaling $67,000 and $82,000 during the three and nine months ended September 30, 2010, respectively, which were recorded in cost of sales, excluding amortization expense in the Statement of Operations.  See further discussion in Note 7 below.  We continue to expense costs associated with clinical trial material as research and development expense.  Inventory as of September 30, 2010, consists of work in process of $83,000 and finished goods of $68,000.

4.                 Prepaid Expenses and Other Assets

Prepaid expenses and other assets are comprised of the following:

	September 30, 2010	December 31, 2009
Prepaid sales, marketing and medical affairs expenses	$2,119	$1,839
Prepaid expenses and other assets	1,216	1,251
Prepaid research and development expenses	572	718
	$3,907	$3,808

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

As a result of the FDA’s approval to market FOLOTYN on September 24, 2009, we met a milestone under our license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, discussed in Note 10, which required us to make a milestone payment of $5.8 million. We capitalized the $5.8 million payment as an intangible asset and began amortizing the asset immediately following the FDA approval of FOLOTYN. Amortization expense is being recorded on a straight line basis over the remaining expected life of the patent for FOLOTYN, which we expect to last until July 16, 2022. This includes the anticipated Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development. This term is our best estimate of the life of the patent. If, however, the Hatch-Waxman extension is not granted, the intangible asset will be amortized over a shorter period. Amortization expense of $113,000 and $340,000 for the three and nine months ended September 30, 2010 was recorded as amortization of intangible asset in the Statement of Operations.  Amortization expense of $7,000 for the three and nine months ended September 30, 2009, was recorded as amortization of intangible asset in the Statement of Operations.  The estimated annual amortization expense for the intangible asset is approximately $454,000 per year during 2010 through 2021 and $234,000 in 2022.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred.  No trigger events occurred for the three months ended September 30, 2010, on the $5,339,000 of intangible asset, net.

6.                 Accrued Liabilities

Accrued liabilities are comprised of the following:

	September 30, 2010	December 31, 2009
Accrued personnel costs	$5,042	$5,133
Accrued sales and marketing expenses	3,224	2,407
Accrued royalties, government rebates, chargebacks and distribution fees	2,338	963
Accrued research and development expenses	2,184	3,363
Accrued expenses—other	1,252	1,270
	$14,040	$13,136

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

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party.  These distributors then resell FOLOTYN to the patients’ respective health care providers.  Given our limited sales history, we are currently unable to reasonably estimate returns. Therefore, we have determined that domestic shipments of FOLOTYN made to distributors do not meet the criteria for revenue recognition at the time of shipment, and therefore such shipments are accounted for using the sell-through method. Under the sell-through method, we do not recognize revenue upon shipment of FOLOTYN to the distributor. For these product sales, we invoice the distributor and record deferred revenue equal to the gross invoice sales price. We then recognize revenue when the product is sold through, or upon shipment of the product from the distributors to the distributors’ customers.  Because of the price of FOLOTYN, the limited number of patients, the short period from sale of product to patient infusion and limited contractual return rights, FOLOTYN distributors and their customers generally carry limited inventory.  Through September 30, 2010, product returns have been negligible.  Deferred revenue results from amounts receivable in advance of revenue recognition and totaled $1,587,000 as of September 30, 2010.

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

Medicaid Rebates

Our product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. We record estimated rebates payable under governmental programs, including Medicaid, as a reduction of revenue at the time sell-through revenues are recorded. Our calculations related to these rebate accruals require estimates, including estimates of customer mix primarily based on a combination of market and clinical research, to determine which sales will be subject to rebates and the amount of such rebates. During the first quarter of 2010, we obtained additional market research and were able to refine our estimated Medicaid utilization, which resulted in a reversal of Medicaid rebate allowances related to 2009 sales totaling $208,000.  We also consider any legal interpretations of the applicable laws related to Medicaid and qualifying federal and state government programs and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates.  In March 2010, the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Affordability Reconciliation Act of 2010, or PPACA, was enacted, which increased the Medicaid rebate percentage from 15.1% to 23.1%, retroactive to January 1, 2010.  In addition, the states’ ability to early adopt portions of PPACA, and any implementing regulations, could impact future estimates related to our Medicaid rebate allowances. We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. We account for Medicaid rebates by establishing an accrual in an amount equal to our estimate of Medicaid rebate claims attributable to sales recognized in that period.  If actual future results vary from our estimates, we may need to adjust our previous estimates, which would affect our earnings in the period of the adjustment.  For reference purposes, a 10% to 20% variance in Medicaid utilization estimates for state Medicaid rebates as of September 30, 2010, would result in an approximate $449,000 to $898,000 adjustment to cumulative net product sales.

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

Balances and activity in the deferred revenue account and a reconciliation of gross to net product sales for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Deferred revenue, beginning of the period	$1,153	$—	$669	$—
Gross product sales to distributors	9,708	—	27,430	—
Less: Gross product sales recognized	(9,274)	—	(26,512)	—
Deferred revenue as of September 30, 2010	$1,587	$—	$1,587	$—

Gross product sales	$9,274	$—	$26,512	$—
Less: Gross to Net Sales Adjustments
Government rebates and chargebacks	(778)	—	(2,212)	—
Distribution fees	(266)	—	(762)	—
Returns	—	—	(16)	—
Net product sales	$8,230	$—	$23,522	$—

Balances and activity in the government rebates and chargebacks and distribution fees payable accounts for the nine months ended September 30, 2010, are as follows:

	Government Rebates and Chargebacks	Distribution Fees
Balance at December 31, 2009	$487	$86
Reserve for current period sales	2,420	762
Change in estimated Medicaid utilization for 2009 sales	(208)	—
Credits/payments made for current period sales	(1,054)	(615)
Credits/payments made for prior period sales	(126)	(84)
Balance at September 30, 2010	$1,519	$149

Major Customers and Concentration of Credit Risk

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party and are detailed below, without requiring collateral.  We periodically assess the financial strength of these customers and establish allowances for anticipated losses, if necessary.  Substantially all of our 2010 sales were made in the United States.

	% of Total Trade Accounts Receivable at	% of Total Gross Product Sales for the Nine Months Ended
	September 30, 2010	September 30, 2010
Customer A	52.6%	49.7%
Customer B	20.6%	22.4%
Customer C	26.6%	27.0%

Cost of sales

Cost of sales, excluding amortization expense, includes cost of product sold, royalties, inventory packaging and labeling, warehousing and shipping costs associated with FOLOTYN product sales.  See discussion in Note 10 regarding the royalty rates under our license agreement for FOLOTYN.  Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense.  Accordingly, our cost of sales will be lower with respect to product manufactured prior to FDA approval.  Until we sell these supplies for which the costs were previously expensed, our cost of sales will reflect only incremental costs incurred subsequent to the FDA approval date.  Cost of sales, excluding amortization expense were $889,000 and $2,330,000 for the three and nine months ended September 30, 2010, respectively.  Cost of sales, excluding amortization expense primarily relates to an 8% royalty on gross product sales payable to the licensors of FOLOTYN under the terms of our license agreement.  We sold a portion of our finished goods that were manufactured subsequent to the FDA approval date totaling $67,000 and $82,000 during the three and nine months ended September 30, 2010, respectively, which were recorded in cost of sales, excluding amortization expense in the Statement of Operations.

Under the sell-through method, royalties paid to our licensors of FOLOTYN based on the unit shipments to distributors are deferred and recognized as royalty expense when those units are sold through and recognized as revenue. Royalties paid are deferred as we have the right to offset royalties paid for product that are later returned against subsequent royalty obligations.

8.                 Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009 has been recognized in the accompanying Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development	$873	$44	$2,236	$1,964
Selling, general and administrative	1,304	1,711	5,656	4,639
Total stock-based compensation expense	$2,177	$1,755	$7,892	$6,603

Effective August 24, 2010, James V. Caruso, our former Executive Vice President and Chief Commercial Officer (CCO), departed the Company.  As a result of Mr. Caruso’s departure, we adjusted the forfeiture rate applied to his equity compensation, which resulted in a one-time $787,000 reversal of selling, general and administrative stock-based compensation expense during the three and nine months ended September 30, 2010, of which $605,000 related to stock option awards and $182,000 related to restricted stock unit awards.  Effective September 30, 2009, Pablo J. Cagnoni, M.D., our former Senior Vice President and Chief Medical Officer (CMO), resigned.  As a result of Dr. Cagnoni’s resignation, we adjusted the forfeiture rate applied to his equity compensation, which resulted in a one-time $906,000 reversal of research and development stock-based compensation expense during the three and nine months ended September 30, 2009, of which $699,000 related to stock option awards, $166,000 related to restricted stock awards and $41,000 related to restricted stock unit awards.

We did not recognize a related tax benefit during the nine months ended September 30, 2010 and 2009, as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of September 30, 2010.  No stock-based compensation expense was capitalized on our Balance Sheet as of September 30, 2010 and December 31, 2009.

The following table summarizes activity and related information for stock option awards granted under our equity incentive plans:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	8,292,496	$5.83	3,823,683	$5.02
Granted	2,628,251	7.32
Exercised	(1,024,474)	3.75
Forfeited/Expired	(1,008,300)	7.07
Outstanding at September 30, 2010	8,887,973	$6.37	4,279,015	$5.80

During the nine months ended September 30, 2010, we granted 2,628,251 stock options with a weighted-average grant-date fair value of $4.14 per share.  During the three months ended September 30, 2010 and 2009, we recorded stock-based compensation related to our stock option plans of $1,840,000 and $1,754,000, respectively.  During the nine months ended

September 30, 2010 and 2009, we recorded stock-based compensation related to our stock option plans of $6,754,000 and $6,252,000, respectively.  The stock-based compensation expense amounts for the three and nine months ended September 30, 2010 include the $605,000 one-time reversal related to the departure of our former CCO discussed above.  The stock-based compensation expense amounts for the three and nine months ended September 30, 2009 include the $699,000 one-time reversal related to the resignation of our former CMO discussed above. As of September 30, 2010, the unrecorded stock-based compensation balance related to stock option awards was $9,265,000 and will be recognized over an estimated weighted-average amortization period of 1.7 years.

The following table summarizes information about outstanding stock options that are fully vested and currently exercisable, and outstanding stock options that are expected to vest in the future:

	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value
As of September 30, 2010:
Options fully vested and exercisable	4,279,015	6.1	$5.80	$1,746,000
Options expected to vest, including effects of expected forfeitures	3,778,708	8.9	$6.92	36,000
Options fully vested and expected to vest	8,057,723	7.4	$6.32	$1,782,000

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our closing stock price of $4.72 as of September 30, 2010, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.  The total number of in-the-money options exercisable as of September 30, 2010, was 1,047,425.

The total intrinsic value of options exercised during the three months ended September 30, 2010 and 2009 was $36,000 and $2,775,000, respectively, determined as of the date of option exercise.  The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $3,984,000 and $4,370,000, respectively, determined as of the date of option exercise.  We settle employee stock option exercises with newly issued common shares.  No tax benefits were realized by us in connection with these exercises during the nine months ended September 30, 2010 and 2009 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of September 30, 2010.

The following table summarizes activity and related information for restricted stock, or RS, awards:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested RS at December 31, 2009	125,000	$3.72
Granted	—	—
Vested	(112,500)	3.41
Nonvested RS at September 30, 2010	12,500	$6.51

The shares of restricted stock vest in four equal annual installments from the date of grant.  During the three months ended September 30, 2010 and 2009, we recorded stock-based compensation related to restricted stock awards of $6,000 and $(119,000), respectively.  During the nine months ended September 30, 2010 and 2009, we recorded stock-based compensation related to restricted stock awards of $38,000 and $21,000, respectively.  The stock-based compensation expense amounts for the three and nine months ended September 30, 2009 include the $166,000 one-time reversal related to the resignation of our former CMO discussed above.  As of September 30, 2010, the unrecorded stock-based compensation balance related to restricted stock awards was $15,000 and will be recognized over an estimated weighted-average amortization period of 1.4 years.

The following table summarizes activity and related information for restricted stock unit, or RSU, awards:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested RSU at December 31, 2009	155,479	$6.48
Granted	454,403	7.61
Vested	(36,366)	6.53
Forfeited	(85,519)	7.33
Nonvested RSU at September 30, 2010	487,997	$7.38

The shares of restricted stock unit awards vest in four equal annual installments from the date of grant.  During the three months ended September 30, 2010 and 2009, we recorded stock-based compensation related to restricted stock unit awards of $273,000 and $87,000, respectively.  During the nine months ended September 30, 2010 and 2009, we recorded stock-based compensation related to restricted stock unit awards of $934,000 and $255,000, respectively.  The stock-based compensation expense amounts for the three and nine months ended September 30, 2010 include the $182,000 one-time reversal related to the departure of our former CCO discussed above.  The stock-based compensation expense amounts for the three and nine months ended September 30, 2009 include the $41,000 one-time reversal related to the resignation of our former CMO discussed above.  As of September 30, 2010, the unrecorded stock-based compensation balance related to restricted stock unit awards was $2,231,000 and will be recognized over an estimated weighted-average amortization period of 2.2 years.

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

Diluted net loss per share is the same as basic net loss per share for all periods presented because any potential dilutive common shares were anti-dilutive due to our net loss (as including such shares would decrease our basic net loss per share). Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because we reported a net loss for the nine months ended September 30, 2010 and 2009, all potentially dilutive common shares have been excluded from the computation of the dilutive net loss per share for all periods presented. Such potentially dilutive common shares consist of the following:

	September 30,
	2010	2009
Common stock options	8,887,973	8,469,810
Unvested restricted stock	12,500	125,000
Unvested restricted stock units	487,997	150,108
	9,388,470	8,744,918

10.          Commitments and Contingencies

Royalty and License Fee Commitments

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and have made aggregate milestone payments of $2.5 million based on the passage of time. Additionally, in May and September 2009, we made milestone payments of $1.5 million based on the FDA accepting our New Drug Application for review and $5.8 million based on the FDA approval to market FOLOTYN, respectively.  The up-front license fee and all milestone payments under the agreement prior to FDA approval to market FOLOTYN were recorded to research and development expense as incurred.  As discussed in Note 5, the $5.8 million milestone payment based on the FDA approval was capitalized as an intangible asset and is being amortized over the expected useful life of the composition of matter patent for FOLOTYN, which we expect to last until July 16, 2022. The only remaining potential milestone payment under the license agreement is for $3.5 million upon regulatory approval to market FOLOTYN in Europe, which, if made would be capitalized and amortized over the expected useful life of the licensed patents. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors royalties based on graduated annual levels of net sales of FOLOTYN to our distributors, net of actual rebates and chargebacks, or distributor sales, which may be different than our net product revenue recognized in accordance with U.S. generally accepted accounting principles, or GAAP, or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.  Royalties are 8% of annual distributor sales up to $150.0 million; 9% of annual distributor sales of $150.0 million through $300.0 million; and 11% of annual distributor sales in excess of $300.0 million.  In 2010 and 2009, our royalties were 8% of our net distributor sales.  As of September 30, 2010, accrued royalties were $669,000 and are included in accrued liabilities on the Balance Sheet.

11.  Subsequent Event

In October 2010, we issued an aggregate of 2,016,315 RSUs to our employees under the Company’s 2008 Equity Incentive Plan, as amended.  The RSU awards vest in three equal annual installments from the date of grant, subject to the employees’ continued service with the Company through such vesting dates.

In October 2010, we received notice that we were approved for the Therapeutic Discovery Tax Credit, which we elected to receive in the form of a cash payment, or grant totaling approximately $1,467,000 and which will be recorded in Other Income in the fourth quarter.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements regarding our commercialization of FOLOTYN for patients with relapsed or refractory peripheral T-cell lymphoma; our intent and projected timeline to submit a Marketing Authorisation Application, or MAA, in Europe for FOLOTYN; our projected operating costs and expenses for fiscal year 2010; other statements regarding our future product development and regulatory strategies, including our intent to develop or seek regulatory approval for FOLOTYN for additional indications; the ability of our third-party manufacturers to support our requirements for drug supply; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements that are other than statements of historical fact. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our, or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed in Part II, Item 1A of this report under the caption “Risk Factors.” All forward-looking statements included in this report are based on information available to us as of the date hereof and we undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances. Forward-looking statements not specifically described above also may be found in these and other sections of this report.

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

We are currently focused on the development and commercialization of FOLOTYN® (pralatrexate injection).  FOLOTYN is a targeted folate inhibitor designed to accumulate preferentially in cancer cells.  FOLOTYN targets the inhibition of dihydrofolate reductase, or DHFR, an enzyme critical in the folate pathway, thereby interfering with DNA and RNA synthesis and triggering cancer cell death.  FOLOTYN can be delivered as a single agent, for which we currently have approval for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL, and has the potential to be used in combination therapy regimens.  We believe that FOLOTYN’s unique mechanism of action offers us the ability to target the drug for development in a variety of hematological malignancies and solid tumor indications.  We currently retain exclusive worldwide commercial rights to FOLOTYN for all indications.  We may also seek to grow our product portfolio through product acquisition and in-licensing efforts.

On September 24, 2009, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of FOLOTYN for use as a single agent for the treatment of patients with relapsed or refractory PTCL. This approval was based on overall response rate from our pivotal PROPEL trial. Clinical benefit such as improvement in progression-free survival or overall survival has not been demonstrated.  FOLOTYN represents our first drug approved for marketing in the United States.  FOLOTYN is the first and only drug approved by the FDA for this indication.  In connection with the accelerated approval, we are required to conduct post-approval studies that are intended to verify and describe FOLOTYN’s clinical benefit in patients with T-cell lymphoma.  Additional post-approval studies are required to assess whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment.

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

Based on the results of the PROPEL trial, we intend to seek regulatory approval to market FOLOTYN in Europe for the treatment of patients with relapsed or refractory PTCL.  Our current intention is to submit a Marketing Authorisation Application, or MAA, in Europe in the fourth quarter of 2010.   We may also seek regulatory approval to market FOLOTYN for the treatment of patients with relapsed or refractory PTCL in Japan and other countries.  We intend to enter into co-promotion or out-licensing arrangements with other pharmaceutical or biotechnology partners where necessary to reach foreign market segments and when deemed strategically and economically advisable.

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

Line of Therapy / Indication	Phase	Status
HEMATOLOGIC MALIGNANCIES
Peripheral T-cell Lymphoma
2nd line+: PROPEL Pivotal Study	2	FDA accelerated approval on 9/24/09; Marketed in U.S.
1st Line: CHOP sequential study*	3	Planned initiation in 4Q 2010
Cutaneous T-cell Lymphoma
2nd Line+: Single agent study in relapsed or refractory CTCL	1	Patient enrollment completed
2nd Line: Bexarotene combination* bexarotene +/- FOLOTYN	1/3	Patient enrollment ongoing in Phase 1 study
Non-Hodgkin Lymphoma
2nd Line+: non-Hodgkin lymphoma combination FOLOTYN + gemcitabine	1/2a	Patient enrollment completed
2nd Line+: B-cell non-Hodgkin lymphoma	2	Patient enrollment ongoing
SOLID TUMORS
Non-Small Cell Lung Cancer
2nd & 3rd Line: Current or former smokers, Stage IIIB/IV FOLOTYN vs. erlotinib	2b	Enrollment complete; results reported October 2010
Bladder Cancer
2nd Line: Metastatic relapsed transitional cell carcinoma (TCC) of the urinary bladder	2	Patient enrollment ongoing
Breast Cancer
2nd Line+: Previously treated advanced or metastatic breast cancer	2	Patient enrollment ongoing

*           These studies are required by the FDA as a condition of the accelerated approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL and must verify the clinical benefit of FOLOTYN.

Recent Developments

On October 11, 2010, we announced the presentation of favorable survival data from our international, randomized, multi-center Phase 2b investigational trial of FOLOTYN relative to erlotinib in patients with Stage IIIB/IV (advanced) non-small cell lung cancer, or NSCLC, who had received one or two prior systemic treatments including at least one prior platinum-based regimen.  We previously announced the top line results from this trial in July 2010.  The objective of this Phase 2b study was to estimate the efficacy of FOLOTYN relative to that of erlotinib as assessed by overall survival, or OS, the primary endpoint of the trial.  The results demonstrated that patients receiving FOLOTYN had a 16% reduction in the risk of death compared to erlotinib in the overall (intent-to-treat) population (n=201; hazard ratio (HR)=0.84) and a 13% reduction in the risk of death in the primary efficacy analysis population (n=166; HR=0.87).  At six months, 56% of patients treated with FOLOTYN were alive and 51% of patients treated with erlotinib were alive; at one year, 28 % of patients treated with FOLOTYN were alive and 18% of patients treated with erlotinib were alive. The median OS time was 6.7 months for patients who received FOLOTYN and 7.0 months for patients who received erlotinib.

Secondary endpoints included progression-free survival (PFS) (HR=0.91; median PFS=3.4 months and 2.8 months for FOLOTYN and erlotinib, respectively) and objective response rate (2% and 7%, respectively). Disease control rate, which includes patients with complete responses, partial responses or stable disease, was 36% for FOLOTYN and 43% for erlotinib.

Analyses were also performed according to the statistical analysis plan to assess the activity of FOLOTYN and erlotinib in predefined patient cohorts. Most notably, patients with non-squamous cell carcinoma (n=107) who received FOLOTYN experienced a 35% reduction in the risk of death (OS HR=0.65) and 42% reduction in the risk of disease progression (PFS HR=0.58) relative to erlotinib. In patients with squamous cell carcinoma, a hazard ratio for OS of 1.06 was observed, which suggests activity of FOLOTYN given that erlotinib has historically shown a survival benefit in these patients. In the small subset of patients who received prior pemetrexed (n=30), a hazard ratio for OS of 1.15 was observed.

The safety profile of FOLOTYN was consistent with that observed and reported in previous FOLOTYN solid tumor studies. The most common Grade 3-4 adverse event observed in patients treated with FOLOTYN was mucositis (23%). Other Grade 3-4 adverse events occurring in more than 5% of patients were fatigue (9%), dyspnea (6%), neutropenia (6%), thrombocytopenia (5%) and anemia (5%) in patients treated with FOLOTYN, and rash (8%), dyspnea (8%), anemia (8%) and fatigue (5%) in patients treated with erlotinib.

We believe these data warrant further analysis to determine the future development strategy based on our assessment of the potential clinical, regulatory and commercial opportunities for FOLOTYN in this indication.  We are in the process of exploring potential Phase 3 development options for FOLOTYN in this indication.

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

Comparison of the three and nine months ended September 30, 2010 and 2009

Net product sales. Net product sales represent total sales of FOLOTYN less distributor fees and estimated allowances for sales returns, government rebates and chargebacks, as further described in the “Critical Accounting Policies” section below. We began making FOLOTYN available for commercial sale in the United States in October 2009.

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party.  These distributors then resell FOLOTYN to the patients’ respective health care providers.  Given our limited sales history, we are currently unable to reasonably estimate returns.  Therefore, we have determined that domestic shipments of FOLOTYN made to distributors do not meet the criteria for revenue recognition at the time of shipment, and therefore such shipments are accounted for using the sell-through method. Under the sell-through method, we do not recognize revenue upon shipment of FOLOTYN to the distributor. For these product sales, we invoice the distributor and record deferred revenue equal to the gross invoice sales price. We then recognize revenue when the product is sold through, or upon shipment of the product from the distributors to the distributors’ customers.  Because of the price of FOLOTYN, the limited number of patients, the short period from sale of product to patient infusion and limited contractual return rights, FOLOTYN distributors and their customers generally carry limited inventory.  Through September 30, 2010, product returns have been negligible.  Deferred revenue results from amounts receivable in advance of revenue recognition and totaled $1.6 million as of September 30, 2010.

Balances and activity in the deferred revenue account and a reconciliation of gross to net product sales for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)

Deferred revenue, beginning of the period	$1.2	$—	$0.7	$—
Gross product sales to distributors	9.7	—	27.4	—
Less: Gross product sales recognized	(9.3)	—	(26.5)	—
Deferred revenue as of September 30, 2010	$1.6	$—	$1.6	$—

Gross product sales	$9.3	$—	$26.5	$—
Less: Gross to Net Sales Adjustments
Government rebates and chargebacks	(0.8)	—	(2.2)	—
Distribution fees	(0.3)	—	(0.8)	—
Returns	—	—	—	—
Net product sales	$8.2	$—	$23.5	$—

Net product sales for the three months ended September 30, 2010 of $8.2 million represented an increase of 4.4% compared to the $7.9 million of net product sales for the three months ended June 30, 2010.  There were no corresponding net product sales in the three and nine months ended September 30, 2009, as sales of FOLOTYN commenced in the fourth quarter of 2009.

Balances and activity in the government rebates and chargebacks and distribution fees payable accounts for the nine months ended September 30, 2010 are as follows:

	Government Rebates and Chargebacks	Distribution Fees
	(in millions)
Balance at December 31, 2009	$0.5	$0.1
Reserve for current period sales	2.4	0.8
Change in estimated Medicaid utilization for 2009 sales	(0.2)	—
Credits/payments made for current period sales	(1.1)	(0.6)
Credits/payments made for prior period sales	(0.1)	(0.1)
Balance at September 30, 2010	$1.5	$0.2

Government rebates and chargebacks reflect management estimates which are further discussed in the “Critical Accounting Policies” section below.

Cost of sales, excluding amortization expense. Cost of sales, excluding amortization expense, includes cost of product sold, royalties, inventory packaging and labeling, warehousing and shipping costs associated with FOLOTYN product revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Cost of sales, excluding amortization expense	$0.9	$—	$2.3	$—

Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and manufacturing of the product were recorded as research and development expense.  We have remaining supplies of drug substance and drug product that are not recorded as inventory on our Balance Sheet as of September 30, 2010 because they were purchased prior to FDA approval.   Accordingly, our cost of sales will be lower with respect to product manufactured prior to FDA approval.  Until we sell these supplies for which the costs were previously expensed, our cost of sales will reflect only incremental costs incurred subsequent to the FDA approval date.  This occurred with respect to a majority of our sales of FOLOTYN in the nine months ended September 30, 2010.  After the inventory has been sold that was already expensed to research and development prior to FDA approval, we expect cost of sales, excluding amortization expense to approximate 10% of net product sales, which includes our current 8% royalty.

The $0.9 million and $2.3 million of cost of sales, excluding amortization expense for the three and nine months ended September 30, 2010, respectively, was primarily due to an 8% royalty on gross product sales payable to the licensors of FOLOTYN under the terms of our license agreement.  We sold a portion of our finished goods that were manufactured subsequent to the FDA approval date totaling $67,000 and $82,000 during the three and nine months ended September 30, 2010, respectively, which were recorded in cost of sales, excluding amortization expense.  There were no corresponding cost of sales for the three and nine months ended September 30, 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Research and development	$7.2	$7.5	$23.1	$24.7

The $0.3 million decrease in research and development expenses in the three months ended September 30, 2010, as compared to the same period in 2009 was primarily due to:

•          a $1.2 million decrease in costs related to clinical trials involving FOLOTYN that have closed enrollment, including decreased costs for our Phase 2b NSCLC study, which completed patient enrollment in July 2009;

•          a $539,000 decrease in consulting, professional fees and grants, primarily resulting from regulatory affairs and preparations for the FDA’s Oncologic Drugs Advisory Committee, or ODAC, meeting for FOLOTYN in September 2009, with no corresponding amounts in 2010; and

•          a $522,000 decrease in third-party manufacturing costs for clinical trial material and manufacturing pre-commercial product in preparation for approval.

This decrease was partially offset by:

•          a $1.1 million increase in costs related to clinical trials involving FOLOTYN, including start-up costs for the post-approval studies required by the FDA and other trials with ongoing enrollment; and

•          an $828,000 increase in non-cash stock-based compensation expense, primarily resulting from  the one-time $0.9 million reversal of stock-based compensation expense in connection with the resignation of our former Chief Medical Officer in September 2009, as discussed in more detail in the Stock-based Compensation Expense section below.

The $1.6 million decrease in research and development expenses in the nine months ended September 30, 2010, as compared to the same period in 2009 was primarily due to:

•          a $1.6 million decrease in costs related to clinical trials involving FOLOTYN that have closed enrollment, including decreased costs for our Phase 2b NSCLC study, which completed patient enrollment in July 2009;

•          a $1.5 million decrease in licensing costs resulting from the milestone payment made under the license agreement for FOLOTYN upon FDA acceptance of our NDA for review in the three months ended June 30, 2009, with no corresponding amount in the same period in 2010;

•          a $1.1 million decrease in third-party manufacturing costs for clinical trial material and manufacturing pre-commercial product in preparation for approval; and

•          a $581,000 decrease in consulting, professional fees and grants, primarily resulting from regulatory affairs and preparations related to the filing of our NDA and the FDA’s ODAC meeting for FOLOTYN in September 2009, with no corresponding amounts in 2010.

This decrease was partially offset by:

•          a $2.3 million increase in costs related to clinical trials involving FOLOTYN, including start-up costs for the post-approval studies required by the FDA and other trials with ongoing enrollment;

•          a $610,000 increase in personnel and related travel costs, mainly attributable to additional headcount and increases in compensation costs year over year; and

•          a $271,000 increase in non-cash stock-based compensation expense, primarily resulting from  the one-time $0.9 million reversal of stock-based compensation expense in connection with the resignation of our former Chief Medical Officer in September 2009, as discussed in more detail in the Stock-based Compensation Expense section below.

For the fourth quarter of 2010, we expect our research and development expenses to increase compared to the quarterly average for the nine months ended September 30, 2010, due to the following:

•                  an increase in costs related to clinical trials involving FOLOTYN, including start-up costs for the post-approval studies required by the FDA; and

•                  an increase in non-cash stock-based compensation expense related to the broad-based RSU awards to existing employees in October 2010 and grants to new employees.

Selling, General and Administrative.  Selling, general and administrative expenses include costs for sales and marketing activities, corporate development, medical affairs, executive administration, corporate offices and related infrastructure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Selling, general and administrative	$18.7	$11.3	$57.2	$26.3

The $7.4 million increase in selling, general and administrative expenses in the three months ended September 30, 2010, as compared to the same period in 2009 was primarily due to the following:

•            a $3.7 million increase in personnel and related travel and facilities costs, mainly attributable to additional headcount to support the commercialization of FOLOTYN, including our sales and marketing organization, and increases in compensation costs year over year;

•            a $2.8 million increase in sales and marketing costs associated with the commercialization of FOLOTYN, including promotional expenses, advisory boards, market research and costs related to trade shows;

•            a $924,000 increase in grants and sponsored medical education programs; and

•            a $330,000 increase in professional fees primarily related to increased portfolio and intellectual property development activities and administrative compliance associated with commercialization and additional headcount.

These increases were partially offset by a decrease of $405,000 in stock-based compensation, primarily resulting from the one-time $0.8 million reversal related to the departure of our former Chief Commercial Officer in August 2010, as discussed in more detail in the Stock-based Compensation Expense section below.

The $30.8 million increase in selling, general and administrative expenses in the nine months ended September 30, 2010, as compared to the same period in 2009 was primarily due to the following:

•            a $17.0 million increase in personnel and related travel and facilities costs, mainly attributable to additional headcount to support the commercialization of FOLOTYN, including our sales and marketing organization, and increases in compensation costs year over year;

•            a $9.6 million increase in sales and marketing costs associated with the commercialization of FOLOTYN, including promotional expenses, advisory boards, market research and costs related to trade shows;

•            a $2.8 million increase in grants and sponsored medical education programs;

•            a $1.0 million increase in stock-based compensation, net of the one-time $0.8 million reversal resulting from the departure of our former Chief Commercial Officer in August 2010, as discussed in more detail in the Stock-based Compensation Expense section below; and

•            a $304,000 increase in professional fees primarily related to increased portfolio and intellectual property development activities and administrative compliance associated with commercialization and additional headcount.

For the fourth quarter of 2010, we expect our selling, general and administrative expenses to increase compared to the quarterly average for the nine months ended September 30, 2010, due to the following:

•       an increase in sales and marketing costs associated with executing our marketing and promotional programs for the commercialization of FOLOTYN;

•       an increase in costs associated with medical affairs and medical education expenses to educate the medical community; and

•       an increase in non-cash stock-based compensation expense related to the broad-based RSU awards to existing employees in October 2010 and grants to new employees.

Amortization of intangible asset.  Amortization of intangible asset represents amortization expense of capitalized license costs over the expected patent life of the related product.

Amortization expense of our intangible asset for the three and nine months ended September 30, 2010, was $113,000 and $340,000, respectively.  Amortization expense of our intangible asset for the three and nine months ended September 30, 2009, was $7,000.  The expense in the three and nine months ended September 30, 2010 was due to the amortization of the $5.8 million intangible asset resulting from a milestone payment under our license agreement for FOLOTYN in September 2009 discussed further in the “Obligations and Commitments” section below.  Amortization expense is being recorded on a straight line basis over the estimated remaining life of the composition of matter patent for FOLOTYN, which we expect to last until July 16, 2022. This includes the anticipated Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development. This term is our best estimate of the life of the patent.  If, however, the Hatch-Waxman extension is not granted, the intangible asset will be amortized over a shorter period.

Stock-based Compensation Expense.  Stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009 has been recognized in our Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Research and development	$0.9	$0.1	$2.2	$2.0
Selling, general and administrative	1.3	1.7	5.7	4.6
Total stock-based compensation expense	$2.2	$1.8	$7.9	$6.6

Effective August 24, 2010, James V. Caruso, our former Executive Vice President and Chief Commercial Officer (CCO), departed the Company.  As a result of Mr. Caruso’s departure, we adjusted the forfeiture rate applied to his equity compensation, which resulted in a one-time $0.8 million reversal of selling, general and administrative stock-based compensation expense during the three and nine months ended September 30, 2010, of which $0.6 million related to stock option awards and $0.2 million related to restricted stock unit awards.  Effective September 30, 2009, Pablo J. Cagnoni,

M.D., our former Senior Vice President and Chief Medical Officer (CMO), resigned.  As a result of Dr. Cagnoni’s resignation, we adjusted the forfeiture rate applied to his equity compensation, which resulted in a one-time $0.9 million reversal of research and development stock-based compensation expense during the three and nine months ended September 30, 2009, of which $0.7 million related to stock option awards, $0.2 million related to restricted stock and restricted stock unit awards.

Of the $2.2 million of stock-based compensation recognized in the three months ended September 30, 2010, $1.8 million was related to our stock option plans, $279,000 related to restricted stock and restricted stock units and $59,000 related to our employee stock purchase plan.  The $1.8 million of stock-based compensation recognized in the three months ended September 30, 2009 primarily related to our stock option plans.  The $0.4 million increase in stock-based compensation expense in the three months ended September 30, 2010, as compared to the same period in 2009 was primarily related to an increase in the number of options granted to new employees and to existing employees pursuant to our annual grants in February 2010.

Of the $7.9 million of stock-based compensation recognized in the nine months ended September 30, 2010, $6.8 million was related to our stock option plans, $972,000 related to restricted stock and restricted stock units and $165,000 related to our employee stock purchase plan.  Of the $6.6 million of stock-based compensation recognized in the nine months ended September 30, 2009, $6.3 million was related to our stock option plans, $275,000 was related to restricted stock and restricted stock units and $75,000 was related to our employee stock purchase plan.  The $1.3 million increase in stock-based compensation expense in the nine months ended September 30, 2010, as compared to the same period in 2009 was primarily related to an increase in the number of options granted to new employees and to existing employees pursuant to our annual grants in February 2010.

As of September 30, 2010, the unrecorded stock-based compensation balance related to stock option awards was $9.3 million and will be recognized over an estimated weighted-average amortization period of 1.7 years. As of September 30, 2010, the unrecorded stock-based compensation balance related to restricted stock unit awards was $2.2 million and will be recognized over an estimated weighted-average amortization period of 2.2 years.  As of September 30, 2010, the unrecorded stock-based compensation balance related to restricted stock awards was $15,000 and will be recognized over an estimated weighted-average amortization period of 1.4 years.

Stock-based compensation expense in fiscal year 2010 is expected to be approximately $12 million.

Interest and Other Income, Net.  Interest and other income, net for the three months ended September 30, 2010 and 2009 was $(129,000) and $125,000, respectively.  Interest income, net of interest expense, for the nine months ended September 30, 2010 and 2009 was $2,000 and $304,000, respectively.  The $254,000 decrease in net interest income in the three months ended September 30, 2010, as compared to the same period in 2009 was primarily due to a $199,000 loss on the disposal of certain software that was no longer in use and partially due to lower yields on our cash, cash equivalents and investments.  The $302,000 decrease in net interest income in the nine months ended September 30, 2010, as compared to the same period in 2009 was primarily due to lower yields on our cash, cash equivalents and investments, offset by a realized loss of approximately $157,000 on the sale of certain of our investments during the nine months ended September 30, 2009, with no corresponding amount for the same period in 2010.  We recognized a loss on the disposal of certain software that was no longer in use totaling $199,000 and $149,000 for the nine months ended September 30, 2010 and 2009, respectively.

Income Tax Benefit.  Income tax benefit for the three and nine months ended September 30, 2010 and 2009 was $78,000 and $77,000, respectively.  The income tax benefit in both the three and nine months ended September 30, 2010 and 2009 was related to a refundable research and experimentation income tax credit received during the respective periods.  We do not expect a significant income tax benefit during the fourth quarter of 2010.  We performed an evaluation of tax periods that remain subject to examination by major tax jurisdictions as of September 30, 2010 and we have concluded based on that evaluation that there are no significant uncertain tax positions requiring recognition in our financial statements.  A full valuation allowance has been established for the entire tax benefit as we believe that it is more likely than not that such assets will not be realized.

Liquidity and Capital Resources

As of September 30, 2010, we had $108.9 million in cash, cash equivalents, and investments.  Until required for use in our business, we invest our cash reserves in bank deposits, money market funds and U.S. government instruments in accordance with our investment policy.  The weighted average duration of the remaining time to maturity for our portfolio of investments as of September 30, 2010 was approximately four months.   Our investments as of September 30, 2010, primarily consisted of U.S. Treasury notes. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of September 30, 2010.  We have the ability and intent to hold our remaining investments to recover the entire amortized cost basis of the investments as of September 30, 2010, although we monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

Since our inception, we have financed our operations primarily through public and private sales of our equity securities, which have resulted in net proceeds to us of $477.7 million through September 30, 2010.

Net cash used to fund our operating activities for the nine months ended September 30, 2010 and 2009 was $52.9 million and $42.0 million, respectively.  The $10.9 million increase in net cash used to fund our operating activities in the nine months ended September 30, 2010, as compared to the same period in 2009 was primarily due to the increase in our net loss and the $3.9 million increase in accounts receivable, as we had no accounts receivable in the corresponding period in 2009.

For fiscal year 2010, total operating costs and expenses are expected to be approximately $105 to $110 million, excluding non-cash stock-based compensation expense.  Stock-based compensation expense is expected to be approximately $12 million.  Actual financial results for 2010 will vary based upon many factors, including FOLOTYN sales and rate of patient enrollment in clinical trials that are ongoing and planned for initiation in the fourth quarter of 2010.

Net cash used in investing activities for the nine months ended September 30, 2010, was $29.0 million and consisted primarily of purchases of investments offset by proceeds from maturities of investments.  Net cash provided by investing activities for the nine months ended September 30, 2009 was $24.0 million and consisted of the net proceeds from maturities, sales and purchases of investments in marketable securities, partially offset by the $5.8 million of cash paid for license related to the milestone payment made under our license agreement for FOLOTYN upon FDA approval of our NDA in September 2009 and $1.1 million of cash paid for the acquisition of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2010, was $4.2 million and consisted primarily of proceeds from the issuance of common stock associated with stock options exercised by our employees and sales of stock under our employee stock purchase plan.  Net cash provided by financing activities for the nine months ended September 30, 2009 was $50.0 million and consisted primarily of the $47.0 million of net proceeds from our financing in April 2009 and $3.0 million of proceeds from the issuance of common stock associated with stock options exercised by our employees and sales of stock under our employee stock purchase plan.

Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments as of September 30, 2010, will be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party.  These distributors then resell FOLOTYN to the patients’ respective health care providers.  Given our limited sales history, we are currently unable to reasonably estimate returns. Therefore, we have determined that domestic shipments of FOLOTYN made to distributors do not meet the criteria for revenue recognition at the time of shipment, and therefore such shipments are accounted for using the sell-through method. Under the sell-through method, we do not recognize revenue upon shipment of FOLOTYN to the distributor. For these product sales, we invoice the distributor and record deferred revenue equal to the gross invoice sales price. We then recognize revenue when the product is sold through, or upon shipment of the product from the distributors to the distributors’ customers.  Because of the price of FOLOTYN, the limited number of patients, the short period from sale of product to patient infusion and limited contractual return rights, FOLOTYN distributors and their customers generally carry limited inventory.  Through September 30, 2010, product returns have been negligible.  Deferred revenue results from amounts receivable in advance of revenue recognition and totaled $1.6 million as of September 30, 2010.

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

Medicaid Rebates

Our product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. We record estimated rebates payable under governmental programs, including Medicaid, as a reduction of revenue at the time sell-through revenues are recorded. Our calculations related to these rebate accruals require estimates, including estimates of customer mix primarily based on a combination of market and clinical research, to determine which sales will be subject to rebates and the amount of such rebates. During the first quarter of 2010, we obtained additional market research and were able to refine our estimated Medicaid utilization, which resulted in a reversal of Medicaid rebate allowances related to 2009 sales totaling $208,000.  We also consider any legal interpretations of the applicable laws related to Medicaid and qualifying federal and state government programs and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates.  In March 2010, the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Affordability Reconciliation Act of 2010, or PPACA, was enacted, which increased the Medicaid rebate percentage from 15.1% to 23.1%, retroactive to January 1, 2010.  In addition, the states’ ability to early adopt portions of PPACA, and any implementing regulations, could impact future estimates related to our Medicaid rebate allowances. We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. We account for Medicaid rebates by establishing an accrual in an amount equal to our estimate of Medicaid rebate claims attributable to sales recognized in that period.  If actual future results vary from our estimates, we may need to adjust our previous estimates, which would affect our earnings in the period of the adjustment.  For reference purposes, a 10% to 20% variance in Medicaid utilization estimates for state Medicaid rebates as of September 30, 2010, would result in an approximate $0.4 million to $0.9 million adjustment to cumulative net product sales.

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

Research and Development.  Research and development expenditures are charged to expense as incurred. Research and development expenses include the costs of certain personnel, preclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, third party manufacturing costs for development of drug materials for use in clinical trials and preclinical studies and licensing fees for our product candidates prior to FDA approval.  All finished drug inventory costs associated with production activities in our third party manufacturing facilities prior to receiving FDA approval for such facilities and prior to receiving regulatory approval to market our product are expensed to research and development expenses. Upon receipt of the related regulatory approval, we capitalize those manufacturing costs for our marketed products at the lower of cost or market and then expense the sold inventory as a component of cost of sales. We accrue research and development expenses for activity as incurred during the fiscal year and prior to receiving invoices from clinical sites and third party clinical and preclinical research organizations. We accrue external costs for clinical and preclinical studies based on an evaluation of the following: the progress of the studies, including patient enrollment, dosing levels of patients enrolled, estimated costs to dose patients, invoices received, and contracted costs with clinical sites and third party clinical and preclinical research organizations. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates. During the quarters ended September 30, 2010 and 2009, we did not have any changes in estimates that would have resulted in material adjustments to research and development expenses accrued in the prior period.

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

Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense.  We have remaining supplies of FOLOTYN drug substance and drug product that are not recorded as inventory on our Balance Sheet as of September 30, 2010 because they were purchased prior to FDA approval.  Accordingly, our cost of sales will be lower with respect to product manufactured prior to FDA approval.  Until we sell these supplies for which the costs were previously expensed, our cost of sales will reflect only incremental costs incurred subsequent to the FDA approval date.  We sold a portion of our finished goods that were manufactured subsequent to the FDA approval date totaling $67,000 and $82,000 during the three and nine months ended September 30, 2010, respectively, which were recorded in cost of sales, excluding amortization expense in the Statement of Operations.  We continue to expense costs associated with clinical trial material as research and development expense.  Inventory as of September 30, 2010, consists of work in process of $83,000 and finished goods of $68,000.

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

During the nine months ended September 30, 2010 and 2009, we recorded stock-based compensation expense of approximately $7.9 million and $6.6 million, respectively, related to stock-based awards, including stock options, restricted stock units, restricted stock and our employee stock purchase plan. As of September 30, 2010, the unrecorded deferred stock-based compensation balance related to these stock-based awards was approximately $11.5 million and will be recognized over the remaining vesting periods of the awards. Judgments and estimates must be made and used in determining the factors used in calculating the fair value of stock-based awards, including the expected forfeiture rate of our stock-based awards, the expected life of our stock-based awards, and the expected volatility of our stock price. For more information on stock-based compensation expense during the nine months ended September 30, 2010, refer to Note 8 “Stock-Based Compensation” of the unaudited September 30, 2010, financial statements included herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments as of September 30, 2010, consisted of cash, cash equivalents, investments, accounts receivable and accounts payable.  All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  We invest in securities in accordance with our investment policy.  The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet our operating needs.  Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.  The weighted average duration of the remaining time to maturity for our portfolio of investments as of September 30, 2010, was approximately four months.  As of September 30, 2010, our investments of $45.5 million were all classified as held-to-maturity and were held in a variety of interest-bearing instruments, consisting primarily of U.S. Treasury notes. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of September 30, 2010.  We have the ability and intent to hold our remaining investments to recover the entire amortized cost basis of the investments as of September 30, 2010, although we monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”.  Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2010, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a history of net losses and an accumulated deficit, and we may never generate sufficient revenue to achieve or maintain profitability in the future. *

We have experienced significant net losses and negative cash flows from operations. To date, we have financed our operations primarily through the public and private sale of securities.  For the nine months ended September 30, 2010, we had a net loss of $59.3 million.  As of September 30, 2010, we had accumulated a deficit of $432.5 million.  We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses.

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

We are dependent upon a small number of customers for a significant portion of our revenue, and the loss of, or significant reduction or cancellation in sales to, any one of these customers could adversely affect our operations and financial condition.*

In the United States, we sell FOLOTYN to a small number of distributors who in turn sell-through to patient health care providers. These distributors also provide multiple logistics services relating to the distribution of FOLOTYN, including transportation, warehousing, cross-docking, inventory management, packaging and freight-forwarding.  We do not promote FOLOTYN to these distributors and they do not set or determine demand for FOLOTYN.  For the nine months ended September 30, 2010, three companies affiliated with AmerisourceBergen Corporation accounted for substantially all of our FOLOTYN sales.  We expect significant customer concentration to continue for the foreseeable future.  Our ability to successfully commercialize FOLOTYN will depend, in part, on the extent to which these distributors are able to provide adequate distribution of FOLOTYN to patient health care providers.  Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor.  The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

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

We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed. *

Clinical trials must be conducted in accordance with current Good Clinical Practices, or cGCP, or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign governmental agencies and Institutional Review Boards at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under cGMP and may require large numbers of test subjects. Clinical trials may be suspended by the FDA, other foreign governmental agencies, or us for various reasons, including:

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

We may need to raise additional capital to support our future operations.  If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop or commercialize FOLOTYN.*

Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments as of September 30, 2010, should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.  We anticipate continuing our current development programs and beginning other long-term development projects involving FOLOTYN, including the post-approval clinical studies required for FOLOTYN. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful.  In addition, we expect to incur significant costs relating to the commercialization of FOLOTYN, including costs related to our sales and marketing, medical affairs and manufacturing operations.  Therefore, we may need to raise additional capital to support our future operations.  Our actual capital requirements will depend on many factors, including:

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

As of November 2, 2010, we had 105,352,676 shares of common stock outstanding, of which Warburg owned 26,124,430 shares, or approximately 25% of the voting power of our outstanding common stock.  Although Warburg has entered into a standstill agreement with us, Warburg is, and will continue to be, able to exercise substantial influence over any actions requiring stockholder approval.

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

Because Warburg owns a substantial percentage of our outstanding common stock, we amended the stockholder rights plan in connection with Warburg’s participation in an equity financing we completed in March 2005 to provide that Warburg and its affiliates will be exempt from the stockholder rights plan, unless Warburg and its affiliates become, without the prior consent of our board of directors, the beneficial owner of more than 44% of our common stock. Likewise, in connection with our completion of an underwritten offering of 9,000,000 shares of common stock in February 2007, we amended the stockholder rights plan to provide that Baker Brothers Life Sciences, L.P. and certain other affiliated funds, which are collectively referred to herein as “Baker,” will be exempt from the stockholder rights plan, unless Baker becomes, without the prior consent of our board of directors, the beneficial owner of more than 20% of our common stock.  According to filings with the SEC, Baker owned less than 5% of our outstanding common stock as of February 2010. Under the stockholder rights plan, our board of directors has express authority to amend the rights plan without stockholder approval.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	None

ITEM 4.	RESERVED	None

ITEM 5.	OTHER INFORMATION	None

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.18.1†	Employment Agreement, effective September 16, 2010, between Allos Therapeutics, Inc. and Bruce K. Bennett, Jr.	8-K	9/17/2010	10.1
10.20.4†	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement.	8-K	10/22/2010	10.2
10.23†	Employment Agreement, effective September 16, 2010, between Allos Therapeutics, Inc. and Michael E. Schick.	8-K/A	9/17/2010	10.1
10.24†	Employment Agreement, effective April 29, 2009, between Allos Therapeutics, Inc. and Bruce A. Goldsmith.	8-K/A	9/17/2010	10.2
10.24.1†	First Amendment to Employment Agreement, effective May 22, 2009, between Allos Therapeutics, Inc. and Bruce A. Goldsmith.	8-K/A	9/17/2010	10.3
10.25†	Release Agreement, dated as of October 22, 2010, between Allos and James V. Caruso.	8-K	10/22/2010	10.3
10.26†	Executive Equity Awards.	8-K	10/22/2010	10.1
31.1	Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a).				X
31.2	Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a).				X
32.1#	Section 1350 Certification.				X

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

Date: November 4, 2010	ALLOS THERAPEUTICS, INC.

/s/ Paul L. Berns
Paul L. Berns
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David C. Clark
David C. Clark
Vice President, Finance and Treasurer
(Principal Financial and Accounting Officer)