Form 10-K
period 2010-12-31
ALLOS THERAPEUTICS INC
filed 2011-03-03
CIK 1097264

Use these links to rapidly review the document

Allos Therapeutics, Inc. Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2010.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to .

Commission File Number 00029815

Allos Therapeutics, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1655029 (I.R.S. Employer Identification No.)

11080 CirclePoint Road, Suite 200
Westminster, Colorado 80020
(303) 426-6262
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

(Title of class)	(Name of each exchange on which registered)
Common Stock $.001 Par Value	NASDAQ Stock Market LLC
(NASDAQ Global Market)

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of common stock held by nonaffiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Market on June 30, 2010) was $482,335,587. Shares of the registrant's common stock held by each current executive officer and director and by each stockholder who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 10% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedules 13D and 13G, if any, filed with the Commission. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 25, 2011, there were 105,580,200 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein.

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

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements regarding our commercialization of FOLOTYN for patients with relapsed or refractory peripheral T-cell lymphoma; statements regarding our Marketing Authorisation Application, or MAA, for FOLOTYN in Europe; our projected operating costs and expenses for fiscal year 2011; other statements regarding our future product development and regulatory strategies, including our intent to develop or seek regulatory approval for FOLOTYN for additional indications; the ability of our third-party manufacturers to support our requirements for drug supply; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements that are other than statements of historical fact. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our, or our industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed under the captions "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements not specifically described above also may be found in these and other sections of this report. All forward-looking statements included in this report are based on information available to us as of the date hereof and we undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our website.

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

        On September 24, 2009, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of FOLOTYN for use as a single agent for the treatment of patients with relapsed or refractory PTCL. This approval was based on overall response rate from our pivotal Phase 2 trial known as PROPEL (Pralatrexate in patients with Relapsed Or refractory PEripheral T-cell Lymphoma). Clinical benefit such as improvement in progression-free survival or overall survival has not been demonstrated. FOLOTYN represents our first drug approved for marketing in the United States. FOLOTYN is the first and only drug approved by the FDA for this indication. In connection with the accelerated approval, we are required to conduct post-approval studies that are intended to verify and describe FOLOTYN's clinical benefit in patients with T-cell lymphoma and to determine whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment.

        We began making FOLOTYN available for commercial sale in the United States in October 2009 and commenced our commercial launch of FOLOTYN in January 2010. We have established a commercial organization, including sales, marketing, supply chain management and reimbursement capabilities, to commercialize FOLOTYN in the United States. We believe the market for relapsed or refractory PTCL is addressable with a targeted U.S. sales and marketing organization, and we intend to continue promoting FOLOTYN ourselves in the United States.

        We are also seeking regulatory approval to market FOLOTYN in Europe for the treatment of patients with relapsed or refractory PTCL. In December 2010, our Marketing Authorisation Application, or MAA, was accepted by the European Medicines Agency, or EMA. Acceptance of the MAA by the EMA indicates that the application is complete and initiates the EMA's regulatory review process. The MAA is based on clinical data from our pivotal PROPEL trial. We may also seek regulatory approval to market FOLOTYN for the treatment of patients with relapsed or refractory PTCL in Japan and other countries. We intend to secure a strategic partner for the potential co-development of FOLOTYN globally and commercialization outside the United States.

        We are currently prioritizing our resources on the development and commercialization of FOLOTYN for the treatment of PTCL, cutaneous T-cell lymphoma and other hematologic malignancies. We also intend to complete our ongoing Phase 2 studies in bladder and breast cancer, and investigators are evaluating FOLOTYN in solid tumor indications through our collaboration with the National Comprehensive Cancer Network, or NCCN, Oncology Research Program.

        The following table summarizes the target indications and clinical development status of the FOLOTYN development program, including our planned post-approval studies:

Company Sponsored Studies	Phase	Status

HEMATOLOGIC MALIGNANCIES

Peripheral T-cell Lymphoma

2nd line+: PROPEL Pivotal Study	2	FDA accelerated approval on 9/24/09; marketed in U.S. and MAA accepted for review.

1st Line: CHOP Sequential Study*	3	Planned initiation in 2011

Cutaneous T-cell Lymphoma

2nd Line+: Single Agent Study	1	Enrollment completed; results reported Q4 2010

2nd Line+: Bexarotene Combination*	1/3	Enrollment ongoing in Phase 1 study

Lymphoma

2nd line+: Non-Hodgkin Lymphoma combination Pralatrexate + Gemcitabine	1/2a	Study ongoing

2nd Line+: B-cell Non-Hodgkin Lymphoma	2	Enrollment ongoing

SOLID TUMORS

Non-Small Cell Lung Cancer

2nd & 3rd Line: Pralatrexate vs. Erlotinib	2b	Enrollment completed; results reported Q4 2010

Bladder Cancer

2nd Line: Single Agent Study	2	Study ongoing; data expected 2H 2011

Breast Cancer

2nd Line+: Single Agent Study	2	Enrollment ongoing; interim analysis data expected 2H 2011

NCCN Studies**	Phase	Status

Upper GI 1st Line: Pralatrexate + Oxaliplatin	2	Ongoing

Upper GI 2nd Line: Pralatrexate + Docetaxel	2	Ongoing

Ovarian Recurrent Platinum Sensitive: Carboplatin + Pralatrexate	2	Ongoing

Head & Neck: Single Agent Pralatrexate	2	Ongoing

Solid Tumors (GI enriched): Sequential Pralatrexate/5-Fluorouracil	1	Ongoing

Multiple Myeloma: Bortezomib + Pralatrexate	1	Ongoing

*
These studies are required by the FDA as a condition of the accelerated approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL and must verify the clinical benefit of FOLOTYN.

**
These are investigator-sponsored studies being conducted under a collaboration with the NCCN Oncology Research Program.

        Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with one or more potential strategic partners. The key elements of our strategy are to:

  •
  Increase sales of FOLOTYN in the United States.  We commenced the U.S. commercial launch of FOLOTYN in January 2010 and reported net product sales of $35.2 million for the year ended December 31, 2010. We have identified approximately 2,000 accounts and 3,000 physicians as priority targets for our sales and marketing efforts. Our commercial organization is currently focused on increasing account penetration, improving brand and disease state awareness among physicians, and optimizing the duration of treatment with FOLOTYN. Our goal is to position FOLOTYN as the second-line standard of care for PTCL.

  •
  Obtain regulatory approval to market FOLOTYN in foreign jurisdictions.  We are currently seeking regulatory approval to market FOLOTYN in Europe for the treatment of patients with relapsed or refractory PTCL. Our MAA was accepted for review by the EMA in December 2010. We may also seek regulatory approval to market FOLOTYN in Japan and other countries.

  •
  Secure a strategic partner for the co-development of FOLOTYN globally and commercialization outside the United States.  We currently retain exclusive worldwide rights to develop and commercialize FOLOTYN for all indications. We intend to secure a strategic partner for the potential co-development of FOLOTYN globally and commercialization outside the United States.

  •
  Advance our FOLOTYN development program in hematologic malignancies and pursue new indications.  We are currently prioritizing our resources on the development and commercialization of FOLOTYN in hematologic malignancies. FOLOTYN can be delivered as a single agent, for which we currently have approval for the treatment of patients with relapsed or refractory PTCL, and has the potential to be used in combination therapy regimens. We plan to complete our ongoing clinical trials and initiate new clinical trials to pursue additional indications for FOLOTYN.

  •
  Explore the activity of FOLOTYN in solid tumor indications through targeted investments.  We intend to complete our ongoing Phase 2 studies in bladder and breast cancer, and investigators are evaluating FOLOTYN in solid tumor indications through our collaboration with the NCCN Oncology Research Program.

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

FOLOTYN (pralatrexate injection)

        FOLOTYN is a targeted folate inhibitor designed to accumulate preferentially in cancer cells. Based on preclinical studies, we believe that FOLOTYN selectively enters cells expressing RFC-1, a protein that is frequently over expressed on cancer cells compared to normal cells. Once inside cancer cells, FOLOTYN is efficiently polyglutamylated, which makes it less susceptible to efflux-based drug resistance and leads to high intracellular drug retention compared to other antifolates. Inside the cell, FOLOTYN targets the inhibition of DHFR, an enzyme critical in the folate pathway, thereby interfering with DNA and RNA synthesis and triggering cancer cell death.

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

        The selectivity of antifolates for tumor cells involves their conversion to a polyglutamylated form by the enzyme folypolyglutamyl synthetase. Polyglutamylation is a time- and concentration-dependent process that occurs in tumor cells, and to a lesser extent, normal tissue. The selective activity of the folic acid analogs in malignant cells versus normal cells likely is due to the relative difference in polyglutamylate formation. Polyglutamylated metabolites have prolonged intracellular half-life, increased duration of drug action and are potent inhibitors of several folate-dependent enzymes, including DHFR.

        We believe that the resistance of malignant cells to the effects of the folic acid analogs may, in part, be due to impaired polyglutamylation. We believe the improved antitumor effects of FOLOTYN in comparison to methotrexate, as observed in preclinical studies, is likely due to the more effective uptake and transport of FOLOTYN into the cell followed by the greater accumulation of FOLOTYN and its metabolites within the tumor cell through the formation of the polyglutamylated derivatives.

FOLOTYN for the Treatment of Patients with Relapsed or Refractory PTCL

United States

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

        T-cell lymphomas comprise a biologically diverse group of blood cancers that account for approximately 10% to 15% of all cases of non-Hodgkin lymphoma, or NHL, in the United States. The American Cancer Society estimated that approximately 66,000 new cases of NHL were expected to be diagnosed in the U.S. in 2010. We estimate the current annual incidence of PTCL to be approximately 5,900 patients in the United States. There are currently no pharmaceutical agents approved for use in the treatment of first-line PTCL and, prior to the September 2009 approval of FOLOTYN, there were no pharmaceutical agents approved for use in the treatment of patients with relapsed or refractory PTCL. The outcome of patients with PTCL is poor and the majority of patients ultimately have relapsed or refractory disease to a variety of agents, including multi-agent chemotherapy with CHOP (cyclophosphamide, doxorubicin, vincristine and prednisone) or CHOP-like regimens. The five-year overall survival rate in these patients is approximately 25% to 40%, depending on sub-type.

        We have established a commercial organization, including sales, marketing, supply chain management and reimbursement capabilities, to commercialize FOLOTYN in the United States. We believe the U. S. market for relapsed or refractory PTCL is addressable with a targeted sales and marketing organization, and we intend to continue promoting FOLOTYN ourselves in the United States.

        We have also established the Allos Support for Assisting Patients, or ASAP program, to facilitate access to FOLOTYN by providing reimbursement resources to uninsured, underinsured and insured patients, and reimbursement support to healthcare providers. In addition, through the ASAP program, indigent patients who are not eligible for reimbursement may obtain free drug.

        In October 2009, the NCCN updated its Clinical Practice Guidelines in Oncology™ for Non-Hodgkin Lymphomas to include FOLOTYN as a suggested treatment regimen for all patients with second-line PTCL. NCCN is recognized by the Centers for Medicare and Medicaid Services and private payers as a mandated reference for oncology coverage policies. Managed care, medical directors, pharmacy benefit directors and other healthcare professionals also reference NCCN compendia when making treatment and reimbursement decisions.

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

        In December 2009, updated results from the PROPEL trial were presented at the 51st Annual Meeting of the American Society of Hematology, or ASH. The updated results demonstrated that patients treated with FOLOTYN achieved an overall response rate of 29% (32 of 109 evaluable patients) with 63% of patients responding within the first cycle of therapy. The median duration of response was 10.1 months and median overall survival was 14.5 months.

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

Europe and Other Countries

        We are currently seeking regulatory approval to market FOLOTYN in Europe for the treatment of patients with relapsed or refractory PTCL. In December 2010, our MAA was accepted for review by the EMA. Acceptance of the MAA indicates that the application is complete and initiates the EMA's regulatory review process. The EMA has granted orphan medicinal product designation to FOLOTYN for the treatment of nodal, other extranodal, and leukaemic/disseminated PTCL. We may also seek regulatory approval to market FOLOTYN for the treatment of patients with relapsed or refractory PTCL in Japan and other countries.

        There is a high unmet medical need with no approved agents in either Europe or Japan for the treatment of patients with relapsed or refractory PTCL. We estimate the annual incidence of PTCL in the top five European markets (Germany, France, Italy, Spain and the United Kingdom) in 2010 to be approximately 6,000 to 7,000 patients, with an estimated 4,500 to 6,000 second-line PTCL patients. Likewise, based on our internal research, we estimate the incidence of PTCL in Japan in 2010 to be approximately 3,700 to 4,100 patients, with an estimated 2,800 to 3,500 second-line PTCL patients.

        We currently retain exclusive worldwide rights to develop and commercialize FOLOTYN for all indications. One of our key objectives for 2011 is to secure a strategic partner for the potential co-development of FOLOTYN globally and commercialization outside the United States.

        We currently provide healthcare professionals outside of the United States with access to FOLOTYN through a named patient program, which is a mechanism through which physicians can prescribe investigational drugs under individual country-specific guidelines for patients prior to marketing approval.

FOLOTYN Post-approval Clinical Studies

        FOLOTYN was approved for the treatment of patients with relapsed or refractory PTCL in the United States under the FDA's accelerated approval program, which allows the FDA to approve products for cancer or other life-threatening diseases based on initial positive clinical data. As a condition of approval, we are required to conduct the following post-approval studies that are intended to verify and describe FOLOTYN's clinical benefit in patients with T-cell lymphomas and assess whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment:

  •
  A Phase 3, multi-center, randomized clinical study of sequential FOLOTYN versus observation in patients with newly diagnosed aggressive PTCL who have responded following initial treatment with chemotherapy based on CHOP. Patients responding (either a complete response or a partial response) after CHOP-based treatment will be randomized 2:1 to FOLOTYN versus observation. In the first quarter of 2011, we reached agreement with the FDA under its Special Protocol Assessment process (SPA) on the design of this trial. The SPA process provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA. The SPA agreement is not a guarantee of approval, and we cannot assure you that the design of, or data collected from, this trial will be adequate to demonstrate the safety and efficacy of FOLOTYN in this patient population, or otherwise be sufficient to support FDA or any foreign regulatory approval. We plan to initiate this study in 2011. We have agreed to submit the results of this study to the FDA by June 30, 2017.

  •
  A Phase 3, multi-center, randomized clinical study comparing FOLOTYN in combination with systemic bexarotene versus systemic bexarotene alone in patients with cutaneous T-cell lymphoma, or CTCL, who are refractory to at least one prior systemic therapy. Prior to initiation of the Phase 3 study, we will conduct a Phase 1 study to determine the maximum tolerated dose, or MTD of the combination. We initiated the Phase 1 study in 2010 and patient enrollment is ongoing. We have agreed to complete the Phase 1 study by August 31, 2011. The final design of the Phase 3 study, including number of patients, clinical endpoints and other study details, remains subject to review by the FDA. We have agreed to submit the results of the Phase 3 study to the FDA by September 30, 2015.

  •
  A Phase 1 clinical study to evaluate the pharmacokinetics of FOLOTYN in relapsed or refractory advanced solid tumor or advanced lymphoma patients (B-cell, T-cell and Hodgkin lymphoma) with mild to severe renal impairment. The trial will have four cohorts of six patients for a total of 24 patients. Cohorts will be based on the severity of renal impairment: severely impaired, moderately impaired, mildly impaired and normal. We plan to initiate this study in 2011. We have agreed to submit the results of this study to the FDA by January 31, 2013.

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

FOLOTYN Clinical Development Program

        We are developing FOLOTYN both as a single agent and in combination therapy regimens in a variety of hematologic malignancies and solid tumor indications. In addition to the post-approval clinical studies discussed above, the following is a summary of the target indications and clinical development status of the FOLOTYN development program.

Cutaneous T-Cell Lymphoma

        Cutaneous T-cell lymphoma, or CTCL, is comprised of a number of indolent non-Hodgkin T-cell lymphomas, including mycosis fungoides and Sézary syndrome. In its early stages, CTCL primarily affects the skin, causing patches, plaques, and tumors, as well as redness and itching; however, as it progresses, CTCL can spread to the blood, lymph nodes and internal organs. For some patients, their disease will progress despite treatment with topical and skin directed therapies and will require systemic treatments, including chemotherapies. Even when CTCL is found in an early stage, it can be difficult to treat and usually returns after initial treatment. According to the Lymphoma Research Foundation, CTCL accounts for approximately 2% to 3% of the estimated 66,000 new cases of NHL diagnosed each year in the United States. According to the Cutaneous Lymphoma Foundation, the prevalence of CTCL in the United States is estimated between 16,000 and 20,000 cases.

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

        In December 2010, data from this Phase 1 study were presented at the 52nd Annual ASH Meeting. Of the total 54 patients enrolled in the trial (which includes patients who received lower than the optimal dose), objective responses were observed in 22 patients (41%), including three complete responses and 19 partial responses. In total, 41 of the 54 patients were treated at the optimal dose of FOLOTYN or higher; of these 41 patients, responses were observed in 21 patients (51%). Responses to FOLOTYN were observed in patients whose disease failed to respond to key prior systemic therapies, including 46% of patients whose disease failed to respond to oral bexarotene, 46% whose disease failed to respond to methotrexate, 41% whose disease failed to respond to HDAC inhibitors, and 36% whose disease failed to respond to interferon. Patients in the study were heavily pretreated, having received a median of 6.5 prior therapies (range 1-25) and 4.0 prior systemic therapies (range 1-11). For the 29 patients treated at the optimal starting dose and schedule:

  •
  overall response rate was 45% (13 out of 29 patients);

  •
  responses were durable, with a Kaplan-Meier estimate for duration of response of 73% at six months; and

  •
  median progression-free survival had not been reached at the time of this analysis. Progression-free survival ranged from 1-429 days.

        In the 29 patients treated at the optimal dose and schedule, Grade 3-4 adverse events observed were mucositis (17%), thrombocytopenia (3%) and fatigue (3%); and the most common Grade 1-2 adverse events observed were fatigue (34%), mucositis (31%), nausea (31%), epistaxis/nose bleeds (24%), edema (14%) and vomiting (14%). There was no neutropenia reported in patients at the optimal dose or higher.

        As part of our post-approval clinical studies discussed above, we plan to initiate a Phase 3, multi-center, randomized clinical study comparing FOLOTYN in combination with systemic bexarotene versus systemic bexarotene alone in patients with CTCL who are refractory to at least one prior systemic therapy. Prior to initiation of the Phase 3 study, we will conduct a Phase 1 study to determine the maximum tolerated dose of the combination. We initiated the Phase 1 study in 2010 and patient enrollment is ongoing. We have agreed to complete the Phase 1 study by August 31, 2011. The final design of the Phase 3 Study, including number of patients, clinical endpoints and other study details remains subject to review by the FDA. We have agreed to submit the results of the Phase 3 study to the FDA by September 30, 2015.

        In June 2010, the European Commission, or EC, granted orphan medicinal product designation for pralatrexate for the treatment of CTCL. The EMA orphan medicinal product designation is intended to promote the development of drugs that may provide significant benefit to patients suffering from rare diseases identified as life-threatening or very serious. Under EMA guidelines, orphan medicinal product designation provides ten years of potential market exclusivity once the product is approved for marketing for the designated indication in the European Union.

Non-Hodgkin Lymphoma and Hodgkin Lymphoma

        According to the American Cancer Society, an estimated 66,000 new cases of NHL were expected to be diagnosed in the United States in 2010. Approximately 85% of NHL patients represent patients with B-cell lymphoma. Patients with indolent or low-grade NHL may have survival rates as long as 10 years, yet the disease is usually not curable in advanced stages. Aggressive lymphomas generally result in shorter median survival times although patients with these malignancies can be cured in 30% to 60% of cases.

        In May 2007, we initiated patient enrollment in a Phase 1/2a, open-label, multi-center study of FOLOTYN and gemcitabine with vitamin B12 and folic acid supplementation in patients with relapsed or refractory NHL or Hodgkin's lymphoma. In the Phase 1 portion of this study, patients with either relapsed or refractory NHL or Hodgkin's lymphoma received FOLOTYN either concurrently on the same day with or followed on sequential days by gemcitabine as part of a weekly schedule for three or four weeks or every two weeks with concurrent vitamin B12 and folic acid supplementation. We enrolled 35 evaluable patients in the Phase 1 portion of the study with the objective of determining the maximum tolerated dose, or MTD, safety, tolerability, and pharmacokinetic profile of escalating doses of sequential or same day administration of FOLOTYN and gemcitabine. The MTD for the sequential dosing regimen was determined to be 10 mg/m2 of FOLOTYN followed on sequential days by 400 mg/m2 of gemcitabine in an every two week schedule. The MTD for the same-day regimen was determined to be 15 mg/m2 of FOLOTYN and 600 mg/m2 of gemcitabine in an every two week schedule. The Phase 2a portion of the trial is closed to enrollment, and we expect to report a final analysis of the data for this trial by the first half of 2012.

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

        In October 2008, the FDA granted orphan drug designation to FOLOTYN for the treatment of patients with follicular lymphoma and for the treatment of patients with diffuse large B-cell lymphoma. In October 2010, the EC granted orphan medicinal product designation for pralatrexate for the treatment of Hodgkin Lymphoma.

Non-Small Cell Lung Cancer

        Lung cancer is the most common cause of cancer death in the United States. According to the American Cancer Society, an estimated 222,520 new cases of lung cancer were expected to be diagnosed in the United States in 2010. Non-small cell lung cancer, or NSCLC, accounts for the majority of lung cancers, or approximately 85%. The three most common subtypes of NSCLC are squamous cell carcinoma, which accounts for 25% to 30% of all lung cancers; adenocarcinoma, which is the most common type of lung cancer and accounts for about 40% of lung cancers; and large-cell undifferentiated carcinoma, which accounts for 10% to 15% of lung cancers. The majority of people are diagnosed with advanced stage disease and only one to five percent of people with advanced stage (IIIB/IV) NSCLC survive to five years. The most widely used therapies to date remain surgery, chemotherapy and radiation therapy.

        In January 2008, we initiated patient enrollment in a Phase 2b, randomized, international, multi-center study comparing FOLOTYN and erlotinib in second or third line patients with Stage IIIB/IV NSCLC who are, or have been, cigarette smokers who have failed treatment with at least one prior platinum-based chemotherapy regimen. We completed enrollment of this study in July 2009 with 201 patients. The objectives of this Phase 2b study were to estimate the efficacy of FOLOTYN relative to that of erlotinib as assessed by overall survival, or OS, the primary endpoint of the trial, and to determine the treatment effect of both drugs in predefined patient cohorts, including light vs. heavy smokers; current vs. former smokers; squamous vs. non-squamous histology; and patients who received prior pemetrexed vs. those who have not. In the fourth quarter of 2010, we announced the presentation of favorable survival data from this trial. The results demonstrated that patients receiving FOLOTYN had a 16% lower risk of death than those treated with erlotinib in the overall (intent-to-treat) population (n=201; hazard ratio (HR)=0.84) and a 13% lower risk of death in the primary efficacy analysis population (n=166; HR=0.87). At six months, 56% of patients treated with FOLOTYN were alive and 51% of patients treated with erlotinib were alive; at one year, 28% of patients treated with FOLOTYN were alive and 18% of patients treated with erlotinib were alive. The median overall survival (OS) time was 6.7 months for patients who received FOLOTYN and 7.0 months for patients who received erlotinib.

        Secondary endpoints included progression-free survival (PFS) (HR=0.91; median PFS=3.4 months and 2.8 months for FOLOTYN and erlotinib, respectively) and objective response rate (2% and 7%, respectively). Analyses were also performed according to the statistical analysis plan to assess the activity of FOLOTYN and erlotinib in predefined patient cohorts. These analyses indicated that the majority of cohorts responded favorably to FOLOTYN relative to erlotinib. The most favorable data were observed in patients with non-squamous cell carcinoma (n=107), which demonstrated that patients who received FOLOTYN showed a 35% lower risk of death (OS HR=0.65) and 42% reduction in the risk of disease progression (PFS HR=0.58) relative to erlotinib. In patients with squamous cell carcinoma, a HR for OS of 1.06 was observed, which suggests activity of FOLOTYN given that erlotinib has historically shown a survival benefit in these patients. In the small subset of patients who received prior pemetrexed (n=30), a HR for OS of 1.15 was observed.

        The safety profile of FOLOTYN was consistent with that observed and reported in previous FOLOTYN solid tumor studies. The most common Grade 3-4 adverse event observed in patients treated with FOLOTYN was mucositis (23%). Other Grade 3-4 adverse events occurring in more than 5% of patients were fatigue (9%), dyspnea (6%), neutropenia (6%), thrombocytopenia (5%) and anemia (5%) in patients treated with FOLOTYN, and rash (8%), dyspnea (8%), anemia (8%) and fatigue (5%) in patients treated with erlotinib. Of those patients treated with FOLOTYN (n=97) in the trial, 32 patients (33%) discontinued treatment due to adverse events.

        In January 2011, we announced that we will not pursue Phase 3 studies for NSCLC at this time based on our assessment of the costs of future development and the potential clinical, regulatory and commercial opportunities in this indication.

Bladder Cancer

        According to the American Cancer Society, an estimated 70,530 new cases of bladder cancer were expected to be diagnosed in the United States in 2010. Transitional cell carcinoma, or TCC, is the most common form of bladder cancer, accounting for more than 97% of all bladder cancers. There are currently no agents approved in the United States for the treatment of advanced or metastatic relapsed TCC of the urinary bladder.

        In July 2008, we initiated patient enrollment in a Phase 2, open-label, single-arm, multi-center study of FOLOTYN in patients with advanced or metastatic relapsed TCC of the urinary bladder. The primary endpoint of the study is objective response rate (complete and partial response). Secondary endpoints include duration of response, clinical benefit rate, progression-free survival, overall survival and the safety and tolerability of FOLOTYN. Patients received FOLOTYN as an IV push administered on days 1 and 15 of a 4-week/28 day cycle. The initial dose of FOLOTYN is 190 mg/m2, which may be adjusted based on criteria defined in the protocol. Patients received concurrent vitamin therapy of B12 and folic acid. This Phase 2 study is closed to enrollment and we expect to report top line data for this trial in the second half of 2011.

        In March 2009, the EC granted orphan medicinal product designation to pralatrexate for the treatment of patients with non-papillary TCC of the urinary bladder. In May 2010, the FDA granted orphan drug designation to FOLOTYN for the treatment of patients with advanced or metastatic TCC of the urinary bladder.

Breast Cancer

        Breast cancer is the second most common cancer among American women. According to the American Cancer Society, an estimated 207,090 new cases of invasive breast cancer were expected to be diagnosed in women in the United States in 2010.

        In the second quarter of 2010, we initiated patient enrollment in a Phase 2, open-label, single-arm, multi-center international study of FOLOTYN in female patients with advanced or metastatic breast cancer who have failed prior chemotherapy. The primary endpoint is objective response. Secondary endpoints include duration of response, overall survival, safety and pharmacokinetic parameters. Patients will be dosed at 190 mg/m2 every two weeks of a four-week cycle. The study will seek to enroll approximately 30 patients. Patient enrollment is ongoing and we expect to report top line data for this trial in the second half of 2011.

NCCN Program

        In addition to our ongoing company-sponsored clinical studies, investigators are evaluating FOLOTYN in a variety of solid tumor indications and multiple myeloma through our collaboration with the NCCN Oncology Research Program. We have agreed to provide the NCCN with a research grant of approximately $2.3 million for the study of FOLOTYN as a single agent and in combination therapy regimens, of which approximately $860,000 was paid as of the end of 2010. The current investigator-sponsored studies include a:

  •
  Phase 1/2 study of Carboplatin and FOLOTYN in patients with recurrent platinum sensitive ovarian, fallopian or primary peritoneal cancer,

  •
  Phase 1 study of Bortezomib in combination with FOLOTYN in relapsed or refractory multiple myeloma,

  •
  Phase 1 study of sequential FOLOTYN followed by a 48-hour infusion of 5-Fluorouracil given every other week in adult patients with solid tumors,

  •
  Phase 2, multi-center, study of FOLOTYN with vitamin B12 and folic acid supplementation for previously treated recurrent or metastatic head and neck squamous cell cancer,

  •
  Phase 2 study of FOLOTYN in combination with Oxaliplatin in advanced esophago-gastric cancer, and

  •
  Phase 2 study of FOLOTYN and Docetaxel in patients with advanced esophageal and gastroesophageal carcinoma who have failed prior platinum-based therapy.

        There can be no assurances that we will pursue the development of FOLOTYN for one or more of these indications or that such development efforts will be ultimately successful.

Manufacturing

        The production of FOLOTYN employs small molecule organic chemistry procedures standard for the pharmaceutical industry. We have arrangements with two third-party manufacturers to produce FOLOTYN bulk drug substance and two third-party manufacturers to produce FOLOTYN formulated drug product. We believe these third-party manufacturers have the capability to meet our projected worldwide clinical trial and commercial requirements for FOLOTYN although we cannot assure you of this. Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of FOLOTYN were recorded as research and development expense. As such, we have established supplies of FOLOTYN bulk drug substance and formulated drug product that are not recorded on our balance sheet as inventory.

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

Sales and Marketing

        We have established a commercial organization, including sales, marketing, supply chain management and reimbursement capabilities, to commercialize FOLOTYN in the United States. We believe the U. S. market for relapsed or refractory PTCL is addressable with a targeted sales and marketing organization, and we intend to continue promoting FOLOTYN ourselves in the United States for this and any additional indications we may obtain in the future. We intend to secure a strategic partner for the co-development of FOLOTYN globally and commercialization outside the United States.

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

FOLOTYN License Agreement

        In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. The portfolio currently consists of three issued patents in the United States, two granted patents in Europe, a single granted patent in each of Mexico, New Zealand, Singapore and South Africa, and pending patent applications in the United States, Canada, Europe, Australia, Japan, China, Brazil, Indonesia, India, South Korea, Mexico, Norway, New Zealand and the Philippines. The licensed patents and applications, which expire at various times between July 2017 and May 2025, contain claims covering FOLOTYN substantially free of 10-deazaaminopterin, methods to treat tumors with FOLOTYN substantially free of 10-deazaaminopterin, treatment of breast, lung, and prostate cancer and leukemia with a combination of FOLOTYN and a taxane, treatment of T-cell lymphoma with FOLOTYN, treatment of lymphoma with a combination of FOLOTYN and gemcitabine, methods of assessing sensitivity of a tumor to FOLOTYN, and other methods and compositions.

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

Customers

        We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, who then resell FOLOTYN to patients' respective health care providers. We had $35.2 million and $3.6 million of net product sales for the years ended December 31, 2010 and 2009, respectively. Three distributors affiliated with AmerisourceBergen Corporation accounted for approximately 99% and 100% of our net product sales for the years ended December 31, 2010 and 2009, respectively. We anticipate that affiliates of AmerisourceBergen Corporation will continue to account for substantially all of our net product sales in 2011. We had less than 1% of sales outside of the United States during the year ended December 31, 2010 and none outside the United States during the year ended December 31, 2009.

Competition

        There are currently no FDA-approved drugs other than FOLOTYN for the treatment of patients with relapsed or refractory PTCL. However, we are aware of multiple investigational agents that are currently being studied in clinical trials for peripheral T-cell lymphoma, including romidepsin, belinostat and brentuximab vedotin, which, if successful, may compete with FOLOTYN in the United States in 2011. In addition, there are many existing approaches used in the treatment of relapsed or refractory PTCL, including combination chemotherapy and single agent regimens, which represent competition for FOLOTYN.

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

Government Regulation

        We operate in a highly regulated industry, which is subject to significant federal, state, local and foreign regulation. Our present and future business has been, and will continue to be, subject to a variety of laws and regulations, including the Federal Food, Drug, and Cosmetic Act, or FDC Act, the Medicaid rebate program, the Veterans Health Care Act of 1992, and the Occupational Safety and Health Act, among others.

        As a result of these laws and regulations, product development and product approval processes are very expensive and time consuming.

  FDA Approval Process

        In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The FDC Act and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, marketing and promotion, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications or NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

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

        Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. In the case of product candidates for severe or life-threatening diseases such as cancer, the initial human testing is often conducted in patients rather than in healthy volunteers. Since these patients already have the target disease, these studies may provide initial evidence of efficacy traditionally obtained in Phase 2 trials and thus these trials are frequently referred to as Phase 1b trials. Additionally, when product candidates can do damage to normal cells, it is not ethical to administer such drugs to healthy patients in a Phase 1 trial. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication or indications, dosage tolerance and optimum dosage, and identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls.

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

        Orphan drug designation does not shorten the regulatory review and approval process for an orphan drug, nor does it give that drug any advantage in the regulatory review and approval process. However, if an orphan drug later receives the first approval for the indication for which it has orphan drug designation, the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years in the U.S. Orphan drug exclusivity may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. The FDA has granted orphan drug designation to FOLOTYN for the treatment of patients with T-cell lymphoma, follicular lymphoma, diffuse large B-cell lymphoma and advanced or metastatic TCC of the urinary bladder. Upon FDA approval of FOLOTYN for the treatment of relapsed or refractory PTCL, FOLOTYN received seven years of orphan drug exclusivity for this indication until September 24, 2016.

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

  Federal and State Fraud and Abuse Laws

        In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical and medical device industries in recent years. These laws include anti-kickback statutes and false claims statutes.

        The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

        Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company's marketing of the product for unapproved, and thus non-reimbursable, uses. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines, and imprisonment.

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

  Foreign Regulation and Product Approval

        Outside the United States, our ability to market FOLOTYN is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union centralized registration procedures are available to companies wishing to market a product in more than one European Union member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. In some countries in the European Union, pricing of prescription drugs is subject to government control and agreements must be reached on a national level before marketing may begin in that country. If we are unable to reach agreement on an acceptable price for our products, we may choose not to pursue marketing of FOLOTYN in that country. The foreign regulatory approval process involves all of the risks associated with FDA approval discussed above.

        Similar to the United States, a system for orphan drug designation exists in the European Union. FOLOTYN received orphan medicinal product designation by the European Committee for Orphan Medicinal Products for patients with nodal, other extranodal, and leukaemic/disseminated PTCL, CTCL, Hodgkin lymphoma and non-papillary TCC of the urinary bladder. Orphan designation does not shorten the regulatory review and approval process for an orphan drug, nor does it give that drug any advantage in the regulatory review and approval process. However, if an orphan drug later receives approval for the indication for which it has designation, the relevant regulatory authority may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for 10 years in the European Union.

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

Employees

        As of February 25, 2011, we had a total of 156 full-time employees. No employee is represented by a labor union.

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

        We have incurred significant net losses and negative cash flows from operations. To date, we have financed our operations primarily through the public and private sale of securities and net product sales. For the years ended December 31, 2010, 2009 and 2008, we had net losses of $77.4 million, $73.6 million and $51.7 million, respectively. As of December 31, 2010, we an accumulated deficit of $450.6 million. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses.

        On September 24, 2009, we obtained accelerated approval from the FDA for FOLOTYN for use as a single agent for the treatment of patients with relapsed or refractory PTCL. Our ability to achieve profitability is dependent on our ability, alone or with partners, to significantly increase sales of FOLOTYN for the treatment of patients with relapsed or refractory PTCL. We are also developing FOLOTYN for use as a single agent and in combination therapy regimens in a range of hematologic malignancies and solid tumor indications, which may or may not lead to obtaining the necessary regulatory approvals to market FOLOTYN for additional indications. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials and seeking additional regulatory approvals for FOLOTYN, and commercializing FOLOTYN for the treatment of patients with relapsed or refractory PTCL. As a result, we may never generate sufficient revenue from product sales to become profitable or generate positive cash flows.

Our near-term prospects are dependent on FOLOTYN. If we are unable to significantly increase sales of FOLOTYN for the treatment of patients with relapsed or refractory PTCL our ability to achieve profitability will be adversely affected.

        FOLOTYN is our only product approved for marketing by the FDA and our ability to generate revenue in the near term is entirely dependent upon sales of FOLOTYN. We may not be able to significantly increase sales of FOLOTYN for a number of reasons, including:

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

  •
  we may not be able to establish FOLOTYN as the second-line standard of care for PTCL;

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

  •
  we may not have adequate financial or other resources to significantly increase sales of FOLOTYN; and

  •
  we may not be able to continue to manufacture FOLOTYN in commercial quantities or at acceptable costs.

        If we are unable to significantly increase sales of FOLOTYN for the treatment of patients with relapsed or refractory PTCL, our ability to achieve profitability will be adversely affected and our stock price would likely decline.

Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.

        Our operating results to date have fluctuated from quarter to quarter and year to year. We believe that our quarterly and annual results of operations may continue to fluctuate and will be difficult to predict due to a variety of factors, including:

  •
  the timing and amount of revenue generated from sales of FOLOTYN;

  •
  the timing and costs associated with our sales and marketing activities for promoting FOLOTYN;

  •
  the timing and costs associated with manufacturing clinical and commercial supplies of FOLOTYN;

  •
  the timing and costs associated with conducting preclinical and clinical development of FOLOTYN, including the post-approval clinical studies required by the FDA;

  •
  the timing and costs associated with our evaluation of, and decisions with respect to, the potential development of FOLOTYN for additional therapeutic indications;

  •
  the timing, costs and potential revenue associated with a potential strategic partnership for the co-development of FOLOTYN globally and commercialization outside the United States; and

  •
  our evaluation of, and decisions with respect to, potential in-licensing or product acquisition opportunities or other strategic alternatives.

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

        The commercialization of FOLOTYN requires us to manage relationships with an increasing number of collaborative partners, suppliers and third-party contractors. If we are unable to successfully establish and maintain the required infrastructure, either internally or through third parties, and successfully manage an increasing number of relationships, we will have difficulty growing our business. In addition, we intend to enter into co-promotion or out-licensing arrangements with other pharmaceutical or biotechnology partners where necessary to reach foreign market segments and when deemed strategically and economically advisable. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold FOLOTYN, and some or all of the revenues we receive will depend upon the efforts of third parties, which may not be successful. If we are unable to develop and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to significantly increase sales of FOLOTYN or become profitable.

Even though we have obtained accelerated approval to market FOLOTYN for the treatment of patients with relapsed or refractory PTCL, we are subject to ongoing regulatory obligations and review, including post-approval requirements.

        FOLOTYN was approved for the treatment of patients with relapsed or refractory PTCL under the FDA's accelerated approval regulations, which allow the FDA to approve products for cancer or other life threatening diseases based on initial positive data from clinical trials. Under these provisions, we are subject to certain post-approval requirements pursuant to which we are required to conduct two randomized Phase 3 trials to verify and describe FOLOTYN's clinical benefit in patients with T-cell lymphoma. The FDA has also required that we conduct two Phase 1 trials to assess whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment. Failure to complete the studies or adhere to the timelines established by the FDA could result in penalties, including fines or withdrawal of FOLOTYN from the market. The FDA may also initiate proceedings to withdraw approval if our Phase 3 studies fail to verify clinical benefit. Further, the FDA may require us to strengthen the warnings and precautions section of the FOLOTYN package insert or institute a Risk Evaluation and Mitigation Strategy based on the results of these studies or clinical experience. We are also subject to additional, continuing post-approval regulatory obligations, including the possibility of additional clinical studies required by the FDA, safety reporting requirements and regulatory oversight of the promotion and marketing of FOLOTYN.

        In addition, we or our third-party manufacturers are required to adhere to regulations setting forth the FDA's current Good Manufacturing Practices, or cGMP. These regulations cover all aspects of the manufacturing, storage, testing, quality control and record keeping relating to FOLOTYN. Furthermore, we or our third-party manufacturers are subject to periodic inspection by the FDA and foreign regulatory authorities to ensure compliance with cGMP or other applicable government regulations and corresponding foreign standards. We have limited control over a third-party manufacturer's compliance with these regulations and standards. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we may be subject to fines, suspension, modification or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

The status of coverage and reimbursement from third-party payers for newly approved health care drugs is uncertain and failure to obtain adequate coverage and reimbursement could limit our ability to generate revenue.

        Our ability to successfully commercialize FOLOTYN for the treatment of patients with relapsed or refractory PTCL or for other future indications will depend, in part, on the extent to which coverage and reimbursement for FOLOTYN is available from government and health administration authorities, private health insurers, managed care programs and other third-party payers. Significant uncertainty exists as to the coverage and reimbursement of newly approved health care products. In addition, in March 2010, the U.S. Congress enacted legislation to reform the health care system that includes cost containment measures that may adversely affect the amount of reimbursement for pharmaceutical products, including FOLOTYN. These measures include increasing the minimum rebates for products covered by Medicaid programs and extending such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations as well as expansion of the 340B Public Health Services drug discount program.

        Healthcare providers and third-party payers use coding systems to identify diagnoses, procedures, services, drugs, pharmaceutical devices, equipment and other health-related items and services. Proper coding is an integral component to receiving appropriate reimbursement for the administration of FOLOTYN and related services. The majority of payers use nationally recognized code sets to report medical conditions, services and drugs. We obtained transitional pass-through status that enables FOLOTYN to be reimbursed under the hospital outpatient prospective payment system. In addition, in January 2011 we received a permanent reimbursement J-Code for FOLOTYN, although healthcare providers prescribing FOLOTYN were recently required to submit claims for reimbursement using a temporary J-Code, which may result in payment delays or incorrect payment levels. We cannot predict at this time whether our customers will receive adequate reimbursement for FOLOTYN.

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

We are dependent upon a small number of customers for a significant portion of our revenue, and the loss of, or significant reduction or cancellation in sales to, any one of these customers could adversely affect our results of operations and financial condition.

        In the United States, we sell FOLOTYN to a small number of distributors who in turn sell-through to patient health care providers. These distributors also provide multiple logistics services relating to the distribution of FOLOTYN, including transportation, warehousing, cross-docking, inventory management, packaging and freight-forwarding. We do not promote FOLOTYN to these distributors and they do not set or determine demand for FOLOTYN. For the years ended December 31, 2010 and 2009, three companies affiliated with AmerisourceBergen Corporation accounted for substantially all of our FOLOTYN sales. We expect significant customer concentration to continue for the foreseeable future. Our ability to generate sales of FOLOTYN will depend, in part, on the extent to which these distributors are able to provide adequate distribution of FOLOTYN to patient health care providers. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

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

        As a biopharmaceutical company, even though we do not and will not control referrals of health care services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse are applicable to our business. These laws and regulations, include, among others:

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

        Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution under the federal Anti-Kickback statute, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescriptions, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Further, the recently enacted health care reform law known as the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Affordability Reconciliation Act of 2010, or PPACA, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims laws. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

        Although physicians are permitted to, based on their medical judgment, prescribe products for indications other than those cleared or approved by the FDA, manufacturers are prohibited from promoting their products for such off-label uses. We market FOLOTYN for the treatment of patients with relapsed or refractory PTCL and provide promotional materials and training programs to physicians regarding the use of FOLOTYN for the treatment of patients with relapsed or refractory PTCL. Although we believe our marketing, promotional materials and training programs for physicians do not constitute off-label promotion of FOLOTYN, the FDA may disagree. If the FDA determines that our promotional materials, training or other activities constitute off-label promotion of FOLOTYN, the FDA could request that we modify our training or promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Even if it is later determined we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our position and have to divert significant management resources from other matters.

        The PPACA imposes new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to physicians and teaching hospitals, effective March 30, 2013. Such information will be made publicly available in a searchable format beginning September 30, 2013. In addition, pharmaceutical and device manufacturers will also be required to report and disclose investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to $150,000 per year (and up to $1 million per year for "knowing failures"), for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

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

        Even though we have obtained approval to market FOLOTYN for the treatment of patients with relapsed or refractory PTCL, our commercial opportunity will be reduced or eliminated if our competitors develop and market products that are more effective, have fewer side effects or are less expensive than FOLOTYN for this or any other potential indication. Our potential competitors include large, fully-integrated pharmaceutical companies and more established biotechnology companies, each of which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Academic institutions, government agencies, and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that competitors will succeed in developing technologies that are more effective than those being developed by us or that would render our technologies obsolete or noncompetitive.

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

Reports of adverse events or safety concerns involving FOLOTYN or similar small molecule chemotherapeutic agents could delay or prevent us from obtaining or maintaining regulatory approval or negatively impact sales of FOLOTYN.

        FOLOTYN may cause serious adverse events. These adverse events could interrupt, delay or halt clinical trials of FOLOTYN, including the FDA-required post-approval studies, and could result in the FDA or other regulatory authorities denying or withdrawing approval of FOLOTYN for any or all indications, including for the treatment of patients with relapsed or refractory PTCL. Adverse events may also negatively impact the sales of FOLOTYN. The FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. We may also be required to update the warnings and precautions section of the FOLOTYN package insert based on reports of adverse events or safety concerns or implement a Risk Evaluation and Mitigation Strategy, which could adversely affect FOLOTYN's acceptance in the market. We cannot assure you that FOLOTYN will be safe for human use.

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

        We have ongoing clinical trials involving FOLOTYN and plan to initiate additional trials to evaluate FOLOTYN's potential clinical utility in other hematologic malignancies. FOLOTYN may not prove to be safe and efficacious in clinical trials for other indications and may not meet all of the applicable regulatory requirements needed to receive regulatory approval for those indications. The clinical development and regulatory approval process is expensive and takes many years. Failure can occur at any stage of development, and the timing of any regulatory approval cannot be accurately predicted. In addition, failure to comply with the FDA and other applicable U.S. and foreign regulatory requirements applicable to clinical trials may subject us to administrative or judicially imposed sanctions.

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

When we seek approval for FOLOTYN in other countries, we are subject to numerous complex regulatory requirements and if approval is denied or limited in another country, or if another country imposes post-marketing requirements, that decision could affect our ability to market FOLOTYN in other countries.

        We have filed an MAA with the EMA for FOLOTYN for the treatment of patients with relapsed or refractory PTCL, using the centralized procedure. If major objections are raised during the review procedure, we may not receive marketing approval and would be unable to commercialize FOLOTYN in the European Union. Alternatively, the marketing authorization may be subject to conditions for approval or post authorization obligations. Such conditions or obligations may be costly and time consuming to fulfill and may affect our operations. For example, additional clinical data may be required to confirm the safety or efficacy profile of FOLOTYN in the target patient population. In addition, marketing authorizations are subject to periodic reviews, which, if negative, could affect our ability to commercialize FOLOTYN in the European Union.

        Additionally, failure to comply with, or changes to, the regulatory requirements that are applicable to FOLOTYN may result in a variety of consequences, including the following:

  •
  restrictions on FOLOTYN or our manufacturing processes;

  •
  warning letters;

  •
  withdrawal of FOLOTYN from the market;

  •
  voluntary or mandatory recall of FOLOTYN;

  •
  fines against us;

  •
  suspension or withdrawal of regulatory approvals for FOLOTYN;

  •
  suspension or termination of any of our ongoing clinical trials of FOLOTYN;

  •
  refusal to permit import or export of FOLOTYN;

  •
  refusal to approve pending applications or supplements to approved applications that we submit;

  •
  denial of permission to file an application or supplement in a jurisdiction;

  •
  product seizure; and

  •
  injunctions, consent decrees, or the imposition of civil or criminal penalties against us.

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

        Clinical trials must be conducted in accordance with current Good Clinical Practices, or cGCP, or other applicable foreign government guidelines and are subject to oversight by the FDA, foreign governmental agencies and Institutional Review Boards at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under cGMP and may require large numbers of test subjects. Clinical trials may be suspended by the FDA, foreign governmental agencies, or us for various reasons, including:

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

        Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments as of December 31, 2010, should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished. We anticipate continuing our current development programs and beginning other long-term development projects involving FOLOTYN, including the post-approval clinical studies required for FOLOTYN. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. In addition, we expect to incur significant costs relating to the commercialization of FOLOTYN, including costs related to our sales and marketing, medical affairs and manufacturing operations. Therefore, we may need to raise additional capital to support our future operations. Our actual capital requirements will depend on many factors, including:

  •
  the timing and amount of revenue generated from sales of FOLOTYN;

  •
  the timing and costs associated with our sales and marketing activities for promoting FOLOTYN;

  •
  the timing and costs associated with manufacturing clinical and commercial supplies of FOLOTYN;

  •
  the timing and costs associated with conducting preclinical and clinical development of FOLOTYN, including the post-approval clinical studies required by the FDA;

  •
  the timing and costs associated with our evaluation of, and decisions with respect to, the potential development of FOLOTYN for additional therapeutic indications;

  •
  the timing, costs and potential revenue associated with a potential strategic partnership for the co-development of FOLOTYN globally and commercialization outside the United States; and

  •
  our evaluation of, and decisions with respect to, potential in-licensing or product acquisition opportunities or other strategic alternatives.

        We may seek to obtain this additional capital through equity or debt financings, arrangements with corporate partners, or from other sources. Such financings or arrangements, if successfully consummated, may be dilutive to our existing stockholders. However, there is no assurance that additional financing will be available when needed, or that, if available, we will obtain such financing on terms that are favorable to our stockholders or us. In the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development, which we might otherwise seek to develop or commercialize ourselves, on terms that are less favorable than might otherwise be available. If we are unable to significantly increase sales of FOLOTYN or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our business and future prospects for profitability may be harmed.

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

        For example, in January 2011, we announced that we will not pursue Phase 3 studies for NSCLC at this time in order to prioritize our resources on the development and commercialization of FOLOTYN for the treatment of hematologic malignancies, and to manage our operating costs and expenses.

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

        We have arrangements with two third-party manufacturers to produce FOLOTYN bulk drug substance and two third-party manufacturers to produce FOLOTYN formulated drug product. We believe these third-party manufacturers have the capability to meet our projected worldwide clinical trial and commercial requirements for FOLOTYN although we cannot assure you of this. In particular, our third party manufacturers may not be able to fulfill our potential commercial needs or meet our deadlines, or the components they supply to us may not meet our specifications and quality policies and procedures. If we need to find additional alternative suppliers of FOLOTYN or its components, we may not be able to contract for those components on acceptable terms, if at all. Any such failure to supply or delay caused by such suppliers would have an adverse effect on our ability to continue clinical development of FOLOTYN or commercialize FOLOTYN.

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

        Our commercial success will also depend in part on our ability to commercialize FOLOTYN without infringing patents or other proprietary rights of others or breaching the licenses granted to us. We may not be able to obtain a license to third-party technology that we may require to conduct our business or, if obtainable, we may not be able to license such technology at a reasonable cost. If we fail to obtain a license to any technology that we may require to commercialize FOLOTYN, or fail to obtain a license at a reasonable cost, we will be unable to commercialize FOLOTYN or to commercialize at a price that will allow us to become profitable.

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

        We may, in the future, periodically explore a variety of possible strategic partnerships in an effort to gain access to additional product candidates or resources. For example, we are currently seeking a strategic partnership for the potential co-development of FOLOTYN globally and commercialization outside the United States. At the current time, we cannot predict what form such a strategic partnership might take. We are likely to face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be complicated and time consuming to negotiate and document. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships.

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

        The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payers to contain or reduce the costs of health care. The U.S. Congress recently enacted legislation to reform the health care system. While we anticipate that this legislation may, over time, increase the number of patients who have insurance coverage for pharmaceutical products, it also imposes cost containment measures that may adversely affect the amount of reimbursement for pharmaceutical products, including FOLOTYN. These measures include increasing the minimum rebates for products covered by Medicaid programs and extending such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations as well as expansion of the 340B Public Health Services drug discount program. In foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. For example, in some countries other than the United States, pricing of prescription drugs is subject to government control and we expect to see continued efforts to reduce healthcare costs in international markets.

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

        The FDA has awarded orphan drug status to pralatrexate, which we market under the tradename FOLOTYN, for the treatment of patients with relapsed or refractory PTCL. In addition, the FDA has awarded orphan drug designation to pralatrexate for the treatment of patients with follicular lymphoma and diffuse large B-cell lymphoma and advanced or metastatic TCC of the urinary bladder, for which we do not have approval. Under the Orphan Drug Act, the first company to receive FDA approval for pralatrexate for a designated orphan drug indication will obtain seven years of marketing exclusivity during which the FDA may not approve another company's application for pralatrexate for the same orphan indication. Because the FDA approved FOLOTYN for the treatment of patients with relapsed or refractory PTCL, we have received seven years of marketing exclusivity for that indication. Orphan drug exclusivity does not prevent FDA approval of a different drug for the orphan indication or the same drug for a different indication. In addition, the FDA may void orphan drug exclusivity under certain circumstances.

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

        We are highly dependent on our President and Chief Executive Officer, Paul L. Berns, and other members of our management team. We are named as the beneficiary on a term life insurance policy covering Mr. Berns in the amount of $10.0 million. We also depend on key employees and academic collaborators for each of our research and development programs. The loss of any of our key employees or academic collaborators could delay the development and commercialization of FOLOTYN or result in the termination of our FOLOTYN development program in its entirety. Mr. Berns and others on our executive management team have employment agreements with us, but the agreements provide for "at-will" employment with no specified term. Our future success also will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization of pharmaceutical products. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. Additionally, we have recently implemented a strategic reduction in workforce and we may have a more difficult time in attracting and retaining the employees we need as a result of a perceived risk of future workforce and expense reductions. If we are unsuccessful in our recruitment and retention efforts, our business will be harmed.

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

        As a publicly-traded company, we are subject to significant regulations including the Sarbanes Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act contains significant corporate governance and executive compensation-related provisions, some of which the Securities and Exchange Commission, or SEC, has recently implemented by adopting additional rules and regulations in areas such as the compensation of executives ("say-on-pay"). We cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with the Sarbanes Oxley Act of 2002, the Dodd-Frank Act and associated SEC rules, or any other regulations, we could be subject to a range of consequences, including restrictions on our ability to sell equity securities or otherwise raise capital funds, the de-listing of our common stock from The NASDAQ Global Market, or NASDAQ, suspension or termination of our clinical trials, failure to obtain approval to market FOLOTYN, restrictions on future products or our manufacturing processes, significant fines, or other sanctions or litigation. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management's time from other business activities.

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

Our reserves and estimates depend upon the accuracy and consistency of third party data as well as dependence upon key finance and accounting personnel to maintain and implement the surrounding controls.

        We have reserves and estimates that incorporate a significant amount of third party data from our wholesalers. To effectively maintain the reserves and estimates, we depend to a considerable degree upon the timely and accurate reporting to us of such data from these third parties and our key accounting and finance personnel to accurately interpolate such data into the reserves and estimates. If the third party data is not calculated on a consistent basis and reported to us on an accurate or timely basis or we lose any of our key accounting and finance personnel, the accuracy of our consolidated financial statements could be materially affected. This could cause future delays in our earnings announcements, regulatory filings with the SEC and delisting with NASDAQ.

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

        As of February 25, 2011, we had 105,580,200 shares of common stock outstanding, of which Warburg owned 26,124,430 shares, or approximately 25% of the voting power of our outstanding common stock. Although Warburg has entered into a standstill agreement with us, Warburg is, and will continue to be, able to exercise substantial influence over any actions requiring stockholder approval.

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

Unstable market conditions may have serious adverse consequences on our business.

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

        Public companies in general and companies included on NASDAQ in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. There has been particular volatility in the market prices of securities of biotechnology and other life sciences companies, and the market prices of these companies have often fluctuated because of problems or successes in a given market segment or because investor interest has shifted to other segments. These broad market and industry factors may cause the market price of our common stock to decline, regardless of our operating performance. We have no control over this volatility and can only focus our efforts on our own operations, and even these may be affected due to the state of the capital markets. In the past, following large price declines in the public market price of a company's securities, securities class action litigation has often been initiated against that company, including in 2004 against us. Litigation of this type could result in substantial costs and diversion of management's attention and resources, which would hurt our business. Any adverse determination in litigation could also subject us to significant liabilities.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

        Our common stock is traded on the NASDAQ Global Market under the symbol "ALTH." The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NASDAQ Global Market:

Year Ended December 31, 2010	HIGH	LOW
First Quarter	$8.15	$6.47
Second Quarter	$8.79	$6.10
Third Quarter	$6.18	$3.58
Fourth Quarter	$4.81	$3.71

Year Ended December 31, 2009	HIGH	LOW
First Quarter	$9.30	$5.62
Second Quarter	$8.50	$5.34
Third Quarter	$8.79	$6.60
Fourth Quarter	$7.39	$5.46

        On February 25, 2011, we had approximately 53 holders of record of our common stock.

Stock Performance Measurement Comparison(1)

        The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2005 for (i) the Company's common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Biotechnology Index. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31 of each year:

Comparison of 5 year Cumulative Total Return on Investment

Total Return Analysis	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Allos Therapeutics, Inc.	$100.00	$272.09	$292.56	$284.65	$306.05	$214.42
NASDAQ Composite	$100.00	$109.52	$120.27	$71.51	$102.89	$120.29
NASDAQ Biotechnology	$100.00	$101.02	$105.65	$92.31	$106.74	$122.76

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

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data set forth below should be read in conjunction with our financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this report. The statement of operations data for the years ended December 31, 2010, 2009 and 2008, and the balance sheet data as of December 31, 2010 and 2009, are derived from, and should be read in conjunction with, our audited financial statements and related notes included elsewhere in this report. The statement of operations data for the years ended December 31, 2007 and 2006, and the balance sheet data as of December 31, 2008, 2007 and 2006, are derived from our audited financial statements that do not appear in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except share and per share data)
Statement of Operations Data:
Net product sales	$35,227	$3,585	$—	$—	$—
Operating costs and expenses:
Cost of sales, excluding amortization expense presented below	3,647	408	—	—	—
Research and development	31,359	32,618	30,595	22,992	16,606
Selling, general and administrative	78,782	44,448	23,044	19,672	14,876
Amortization of intangible asset	454	121	—	—	—
Restructuring and separation costs	—	—	—	—	646

Total operating costs and expenses	114,242	77,595	53,639	42,664	32,128

Operating loss	(79,015)	(74,010)	(53,639)	(42,664)	(32,128)
Interest and other income, net	1,520	380	1,909	3,294	1,916

Loss before income taxes	(77,495)	(73,630)	(51,730)	(39,370)	(30,212)
Income tax benefit	78	77	—	—	—

Net loss	$(77,417)	$(73,553)	$(51,730)	$(39,370)	$(30,212)

Net loss per share: basic and diluted	$(0.74)	$(0.81)	$(0.69)	$(0.60)	$(0.55)

Weighted average shares: basic and diluted	105,123,420	90,469,720	75,399,774	65,188,913	55,299,614

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$98,565	$158,544	$83,965	$57,756	$32,796
Working capital	90,612	151,305	77,981	51,958	28,897
Total assets	120,756	175,384	89,340	61,460	36,382
Common stock and additional paid-in capital	548,827	532,756	379,123	300,508	238,109
Accumulated deficit	(450,629)	(373,212)	(299,659)	(247,929)	(208,559)
Total stockholders' equity	98,198	159,544	79,464	52,579	29,550

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

        On September 24, 2009, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of FOLOTYN for use as a single agent for the treatment of patients with relapsed or refractory PTCL. This approval was based on overall response rate from our pivotal Phase 2 trial known as PROPEL (Pralatrexate in patients with Relapsed Or refractory PEripheral T-cell Lymphoma). Clinical benefit such as improvement in progression-free survival or overall survival has not been demonstrated. FOLOTYN represents our first drug approved for marketing in the United States. FOLOTYN is the first and only drug approved by the FDA for this indication. In connection with the accelerated approval, we are required to conduct post-approval studies that are intended to verify and describe FOLOTYN's clinical benefit in patients with T-cell lymphoma and to determine whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment.

        We began making FOLOTYN available for commercial sale in the United States in October 2009 and commenced our commercial launch of FOLOTYN in January 2010. We have established a commercial organization, including sales, marketing, supply chain management and reimbursement capabilities, to commercialize FOLOTYN in the United States. We believe the market for relapsed or refractory PTCL is addressable with a targeted U.S. sales and marketing organization, and we intend to continue promoting FOLOTYN ourselves in the United States.

        We are also seeking regulatory approval to market FOLOTYN in Europe for the treatment of patients with relapsed or refractory PTCL. In December 2010, our Marketing Authorisation Application, or MAA, was accepted by the European Medicines Agency, or EMA. Acceptance of the MAA by the EMA indicates that the application is complete and initiates the EMA's regulatory review process. The MAA is based on clinical data from our pivotal PROPEL trial. We may also seek regulatory approval to market FOLOTYN for the treatment of patients with relapsed or refractory PTCL in Japan and other countries. We intend to secure a strategic partner for the potential co-development of FOLOTYN globally and commercialization outside the United States.

        We are currently prioritizing our resources on the development and commercialization of FOLOTYN for the treatment of PTCL, cutaneous T-cell lymphoma and other hematologic malignancies. We are committed to evaluating FOLOTYN for oncology use as a single agent and in combination with other therapies. We also intend to complete our ongoing Phase 2 studies in bladder and breast cancer, and investigators are evaluating FOLOTYN in solid tumor indications through our collaboration with the National Comprehensive Cancer Network, or NCCN, Oncology Research Program.

Results of Operations

        We have incurred significant net losses and negative cash flows from operations. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. Our primary business activities have been focused on the development of FOLOTYN for the three year period ended December 31, 2010. For the years ended December 31, 2010, 2009 and 2008, we had net losses of $77.4 million, $73.6 million and $51.7 million, respectively. Research and development expenses for the years ended December 31, 2010, 2009 and 2008 were $31.4 million, $32.6 million and $30.6 million, respectively. As of December 31, 2010, we had accumulated a deficit of $450.6 million.

        Our ability to achieve profitability is dependent on our ability, alone or with partners, to significantly increase sales of FOLOTYN for the treatment of patients with relapsed or refractory PTCL in the United States. The amount of our future product sales are subject to significant uncertainty. We may never generate sufficient revenue from product sales to become profitable.

        We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials and seeking additional regulatory approvals for FOLOTYN. We also expect to continue to spend substantial amounts on selling, general and administrative expenses to promote FOLOTYN for the treatment of patients with relapsed or refractory PTCL in the United States. Therefore, we may need to raise additional capital to support our future operations. Our actual capital requirements will depend on many factors, including those discussed under the "Liquidity and Capital Resources" section below.

        If we are unable to significantly increase sales of FOLOTYN or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our future prospects for profitability may be harmed.

Comparison of Years Ended December 31, 2010, 2009 and 2008

        Net product sales.    Net product sales represent total revenue less distributor fees and estimated allowances for product returns, government rebates and chargebacks to be incurred on the selling price of FOLOTYN related to the respective revenue, as further described in the "Critical Accounting Policies" section below. We began making FOLOTYN available for commercial sale in the United States in October 5, 2009 and commenced our commercial launch of FOLOTYN in January 2010.

        We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party. Title to the product passes upon delivery to our distributors, when the risks and rewards of ownership are assumed by the distributor (freight on board destination). These distributors then resell FOLOTYN to the patients' respective health care providers. Prior to the fourth quarter of 2010, product sales to distributors were recorded as deferred revenue until the product was sold through from our distributors to health care providers because we did not have sufficient history to be able to reasonably estimate returns. Beginning in the fourth quarter of 2010, we began recognizing revenue as product is sold to distributors as we established a sufficient history in order to reasonably estimate returns from our distributors. Consequently, for the year ended December 31, 2010, we recognized a one time increase of $604,000 in net product sales of FOLOTYN, or $0.01 per common share, representing product sales previously deferred as of December 31, 2009, net of distributor fees and estimated product returns, government rebates and chargebacks. Through December 31, 2010, product returns have been negligible. Our distributors' contractual return rights are limited to defective product or product that was shipped in error. Returns are not allowed for expired product. Given these limited contractual return rights, the price of FOLOTYN and the limited number of patients in the United States, FOLOTYN distributors and their customers generally carry limited inventory.

        Balances and activity in the deferred revenue account and a reconciliation of gross to net product sales for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Deferred revenue, beginning of the period	$0.7	$—	$—
Gross product sales to distributors	39.5	4.9	—
Gross product sales recognized due to change in revenue recognition methodology	(0.7)	—	—
Gross product sales recognized related to current year	(39.5)	(4.2)	—

Deferred revenue, end of the period	$—	$0.7	$—

Gross product sales	$40.2	$4.2	$—
Gross to Net Sales Adjustments:
Government rebates and chargebacks	(3.4)	(0.5)	—
Distribution fees	(1.2)	(0.1)	—
Product returns allowance	(0.4)	—	—

Net product sales	$35.2	$3.6	$—

        The $35.2 million of net product sales in 2010 represents the first full calendar year of sales of FOLOTYN. The $3.6 million of net product sales in 2009 relates to sales of FOLOTYN commencing in the fourth quarter of 2009. There were no corresponding net product sales in 2008.

        Balances and activity for the components of our gross to net sales adjustments for the years ended December 31, 2010 and 2009 are as follows:

	Product Returns	Government Rebates and Chargebacks	Distribution Fees
	(in millions)
Balance at December 31, 2008	$—	$—	$—
Reserve for current period sales	—	0.5	0.1
Credits made for sales/payments	—	(—)	(—)

Balance at December 31, 2009	—	0.5	0.1
Reserve for current period sales	0.4	3.6	1.2
Change in estimate for prior period sales	0.0	(0.3)	0.0
Credits/payments made for prior period sales	—	(0.1)	(0.1)
Credits/payments made for current period sales	(—)	(1.5)	(0.9)

Balance at December 31, 2010	$0.4	$2.2	$0.3

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

        Product returns, government rebates and chargebacks reflect management estimates which are further discussed in the "Critical Accounting Policies" section below.

        Cost of sales, excluding amortization expense.    Cost of sales, excluding amortization expense, includes royalties, inventory packaging and labeling, warehousing and shipping costs associated with FOLOTYN product revenue.

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Cost of sales, excluding amortization expense	$3.6	$0.4	$—

        Prior to receiving FDA approval of FOLOTYN on September 24, 2009, all costs related to purchases of the active pharmaceutical ingredient and manufacturing of the product were recorded as research and development expense. Until we sell the inventory for which the costs were previously expensed, our cost of sales will reflect only royalties and other incremental costs incurred subsequent to the FDA approval date. Accordingly, our cost of sales of FOLOTYN will be lower with respect to product that was manufactured prior to FDA approval. This occurred with respect to all sales of FOLOTYN in the fourth quarter of 2009 and a significant amount of sales of FOLOTYN in 2010.

        The $3.6 million and $408,000 of cost of sales, excluding amortization expense in 2010 and 2009, respectively, was primarily due to an 8% royalty on our product sales payable to the licensors of FOLOTYN under the terms of our license agreement. There were no corresponding cost of sales in 2008.

        Cost of sales for 2011 is expected to approximate 10% of gross product sales to distributors, which includes the current 8% royalty on FOLOTYN sales.

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

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Research and development expenses	$31.4	$32.6	$30.6

        The $1.3 million decrease in research and development expenses in 2010 as compared to 2009 was primarily due to the following:

  •
  a $2.6 million decrease in third-party manufacturing costs for clinical trial material and manufacturing pre-commercial product in preparation for the approval and commercial availability of FOLOTYN in 2009;

  •
  a $2.5 million decrease in costs related to clinical trials involving FOLOTYN that have closed enrollment, including decreased costs for our Phase 2b non-small cell lung cancer, or NSCLC, study, which completed patient enrollment in July 2009;

  •
  a $1.5 million decrease in licensing costs resulting from the milestone payment made under the license agreement for FOLOTYN upon FDA acceptance of our New Drug Application, or NDA, for review in May 2009, with no corresponding amount in 2010; and

  •
  a $709,000 decrease in consulting, professional fees and grants, primarily resulting from regulatory affairs and preparations related to the filing of our NDA and the FDA's Oncologic Drugs Advisory Committee, or ODAC, meeting for FOLOTYN in September 2009, with no corresponding amounts in 2010.

This decrease was partially offset by:

  •
  a $3.8 million increase in costs related to clinical trials involving FOLOTYN, including start-up costs for the post-approval studies required by the FDA and other trials with ongoing enrollment;

  •
  a $1.2 million increase in personnel and related travel costs, mainly attributable to additional headcount and increases in compensation costs year-over-year; and

  •
  a $919,000 increase in non-cash stock-based compensation expense, primarily resulting from a one-time $0.9 million reversal of stock-based compensation expense in connection with the resignation of our former Chief Medical Officer, or CMO, in September 2009, as discussed in more detail in the Stock-based Compensation Expense section below.

        The $2.0 million increase in research and development expenses in 2009 as compared to 2008 was primarily due to the following:

  •
  a $1.6 million increase in personnel and related travel costs, mainly attributable to additional headcount and increases in compensation costs year-over-year;

  •
  a $1.6 million increase in consulting and professional fees, primarily related to regulatory affairs, including preparations related to the filing of our NDA for FOLOTYN and the FDA's ODAC meeting in September 2009;

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

  •
  a $724,000 decrease in stock-based compensation, primarily related to the resignation of our former CMO, as discussed in more detail in the Stock-based Compensation Expense section below; and

  •
  a $617,000 decrease in preclinical study costs involving FOLOTYN.

        We expect research and development expenses for 2011, excluding non-cash stock-based compensation expense, to be fairly consistent with the 2010 amount of $28.0 million. Our guidance for 2011 research and development expenses includes our ongoing and planned studies, including the planned initiation in 2011 of our post-marketing Phase 3 study in PTCL.

        We expect the non-cash stock-based compensation portion of research and development expense to increase in 2011 as compared to 2010, as discussed in more detail in the Stock-based Compensation Expense section below.

        In January 2011, we implemented a strategic reduction of our workforce by approximately 13%, or 25 employees. Personnel reductions were primarily focused in research and development and general and administrative functions. The restructuring was a result of our decision to prioritize our resources on the development and commercialization of FOLOTYN for the treatment of PTCL, cutaneous T-cell lymphoma and other hematologic malignancies, and to manage our operating costs and expenses accordingly. We expect to incur total restructuring charges of approximately $0.7 million in connection with the restructuring, all in the form of one-time termination benefits, including approximately $0.3 million of research and development expenses. We expect to record substantially all of these charges in the first quarter of 2011.

        We charge direct internal and external research and development expenses to the respective development programs. In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. From December 2002 through December 31, 2010, we have incurred direct costs of approximately $71.3 million associated with the development of FOLOTYN, including $65.5 million related to research and development expenses for FOLOTYN and an additional $5.8 million related to a milestone payment as a result of the FDA's approval to market FOLOTYN on September 24, 2009, which was capitalized as an intangible asset on our balance sheet. In addition, we incur indirect costs related to FOLOTYN, which consist primarily of salaries and benefits for all clinical, regulatory affairs, biostatistical analysis and manufacturing personnel, consulting and professional fees, including costs associated with filing our NDA and MAA for FOLOTYN, facilities costs and other internal-shared resources related to the development and maintenance of infrastructure, systems and processes. The research and development expenses of $31.4 million, $32.6 million and $30.6 million for the years ended December 31, 2010, 2009 and 2008 primarily relate to FOLOTYN development including all direct and indirect costs incurred in each of those years.

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

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Selling, general and administrative expenses	$78.8	$44.4	$23.0

        The $34.3 million increase in selling, general and administrative expenses in 2010 as compared to 2009 was primarily due to the following:

  •
  a $17.8 million increase in personnel and related travel and infrastructure costs, mainly attributable to additional headcount to support the commercialization of FOLOTYN, including our sales and marketing organization, and increases in compensation costs year-over-year;

  •
  an $11.5 million increase in sales and marketing costs associated with the commercialization of FOLOTYN, including promotional expenses, advisory boards, market research and costs related to trade shows;

  •
  a $2.4 million increase in grants and sponsored medical education programs;

  •
  a $1.8 million increase in stock-based compensation, net of a one-time $0.8 million reversal resulting from the departure of our former Chief Commercial Officer in August 2010, as discussed in more detail in the Stock-based Compensation Expense section below; and

  •
  a $762,000 increase in professional fees primarily related to increased portfolio and intellectual property development activities and administrative compliance associated with commercialization and additional headcount.

        The $21.4 million increase in selling, general and administrative expenses in 2009 as compared to 2008 was primarily due to the following:

  •
  an $11.3 million increase in personnel and related travel and infrastructure costs, mainly attributable to additional headcount for the planned commercialization of FOLOTYN, including our sales and marketing organization, and increases in compensation costs year-over-year;

  •
  a $4.2 million increase in market research and consulting expenses related to the planned commercialization of FOLOTYN;

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

        We expect selling, general and administrative expenses for 2011, excluding non-cash stock-based compensation expense, to slightly decrease compared to the 2010 amount of $70.7 million.

        We expect the non-cash stock-based compensation portion of selling, general and administrative expense to increase in 2011 as compared to 2010, as discussed in more detail in the Stock-based Compensation Expense section below.

        In January 2011, we implemented a strategic reduction of our workforce by approximately 13%, or 25 employees. Personnel reductions were primarily focused in research and development and general and administrative functions. We plan to maintain our current level of personnel in sales and marketing. The restructuring was a result of our decision to prioritize our resources on the development and commercialization of FOLOTYN for the treatment of PTCL, cutaneous T-cell lymphoma and other hematologic malignancies, and to manage our operating costs and expenses accordingly. We expect to incur total restructuring charges of approximately $0.7 million in connection with the restructuring, all in the form of one-time termination benefits, including approximately

$0.4 million of selling, general and administrative expenses. We expect to record substantially all of these charges in the first quarter of 2011.

        Stock-based Compensation Expense.    Stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008 has been recognized in our Statements of Operations as follows:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Research and development	$3.3	$2.4	$3.1
Selling, general and administrative	8.1	6.3	4.9

Total stock-based compensation expense	$11.4	$8.7	$8.0

        Effective August 24, 2010, James V. Caruso, our former Executive Vice President, Chief Commercial Officer (CCO), departed the Company. As a result of Mr. Caruso's departure, we adjusted the forfeiture rate applied to his equity compensation, which resulted in a one-time $787,000 reversal of selling, general and administrative stock-based compensation expense during the year ended December 30, 2010, of which $605,000 related to stock option awards and $182,000 related to restricted stock unit awards, or RSUs.

        Effective September 30, 2009, Pablo J. Cagnoni, M.D., our former Senior Vice President, Chief Medical Officer (CMO), resigned. As a result of his resignation, we adjusted the forfeiture rate applied to his equity compensation, which resulted in a one-time $906,000 reversal of research and development stock-based compensation expense during the year ended December 31, 2009, of which $699,000 related to stock option awards, $166,000 related to restricted stock awards and $41,000 related to RSUs.

        Of the $11.4 million of stock-based compensation recognized in the year ended December 31, 2010, $9.0 million was related to our stock option plans, $2.2 million related to restricted stock and RSUs and $203,000 related to our employee stock purchase plan. Of the $8.7 million of stock-based compensation recognized in the year ended December 31, 2009, $8.1 million was related to our stock option plans, $416,000 related to restricted stock and RSUs and $116,000 related to our employee stock purchase plan. Of the $8.0 million of stock-based compensation recognized in the year ended December 31, 2008, $7.5 million was related to our stock option plans, $423,000 related to restricted stock and $59,000 related to our employee stock purchase plan. The $2.7 million increase in stock-based compensation expense in 2010 as compared to 2009 was primarily due to options granted to new employees during 2010, an increase in the number of options and RSUs granted to existing employees pursuant to our annual grants that occurred in February 2010, and the grant of additional RSUs to existing employees that occurred in October 2010, offset by the reversal related to the departure of our former CCO discussed above. The $660,000 increase in stock-based compensation expense in 2009 as compared to 2008 was primarily due to increases in the number of options granted to new employees during 2009 and to existing employees pursuant to our annual grants that occurred in February 2009, offset by the reversal related to the resignation of our former CMO discussed above.

        As of December 31, 2010, the unrecorded stock-based compensation balance related to stock option awards was $7.3 million and will be recognized over an estimated weighted-average amortization period of 1.6 years. As of December 31, 2010, the unrecorded stock-based compensation balance related to RSUs was approximately $8.0 million and will be recognized over an estimated weighted-average amortization period of 1.9 years. As of December 31, 2010, the unrecorded stock-based compensation balance related to restricted stock awards was approximately $10,000 and will be recognized over an estimated weighted-average amortization period of 1.4 years.

        Stock-based compensation expense in fiscal year 2011 is expected to be approximately $13 to $15 million. The projected increase in stock-based compensation expense in 2011 as compared to 2010 is primarily due to a full year of expense relating to the restricted stock units that were granted to existing employees in October 2010 and the restricted stock units that were granted to existing employees in February 2011 pursuant to our annual grants, which vest over 3 years instead of 4 years and result in a higher fair value and related stock-based compensation expense over the vesting period of the award.

        Amortization of intangible asset.    Amortization of intangible asset includes amortization of capitalized license costs over the expected patent life of the related product.

        Amortization of intangible asset expense for the years ended December 31, 2010 and 2009 was $454,000 and $121,000, respectively. There was no expense for the year ended December 31, 2008. The expense in the years ended December 31, 2010 and 2009 was due to the amortization of the $5.8 million intangible asset resulting from a milestone payment under our license agreement for FOLOTYN in September 2009. Amortization expense is being recorded on a straight line basis over the estimated remaining life of the composition of matter patent for FOLOTYN, which we expect to last until July 16, 2022. This includes the anticipated Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development. This term is our best estimate of the life of the patent. If, however, the Hatch-Waxman extension is not granted, the intangible asset will be amortized over a shorter period.

        Interest and Other Income, Net.    Interest income, net of interest expense, for the years ended December 31, 2010, 2009 and 2008 was $1.5 million, $380,000, and $1.9 million, respectively. The $1.1 million increase in 2010 as compared to 2009 was primarily due to the Therapeutic Discovery Tax Credit, which we elected to receive in the form of a cash payment, or grant totaling approximately $1,467,000 and a realized loss of approximately $157,000 on the sale of certain of our investments during the year ended December 31, 2009, with no corresponding amount for the same period in 2010, offset by lower yields on our cash, cash equivalents and investments. The $1.5 million decrease in 2009 as compared to 2008 was primarily due to lower yields on our cash, cash equivalents and investments in marketable securities and a $149,000 loss on the disposal of certain software that was no longer in use during the three months ended June 30, 2009, offset by a $395,000 decrease in realized losses on the sale of certain of our investments in marketable securities. We have the ability and intent to hold our remaining investments in marketable securities to recover the entire amortized cost basis of the investments as of December 31, 2010, although we monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

        Income Taxes.    Income tax benefit for the years ended December 31, 2010, 2009 and 2008 was $78,000, $77,000 and $0, respectively. The income tax benefit recorded for both years ended December 31, 2010 and 2009 were related to a refundable research and experimentation income tax credit received during the respective period. The $77,000 increase in income tax benefit in the year ended December 31, 2009 as compared to the same period in 2008 was related to a refundable research and experimentation income tax credit received during 2009, with no corresponding amount in 2008. As of December 31, 2010, we had available approximately $304.7 million of net operating loss, or NOL, carryforwards, after taking into consideration NOLs expected to expire unused due to the limitations under Section 382 of the Internal Revenue Code, and which includes approximately $9.2 million of deductions related to stock-based compensation that are not realized as deferred tax assets until current taxes payable can be reduced. Of these NOL carryforwards, $3.9 million will expire in 2011 and $6.2 million in 2012 and the remaining NOL carryforwards expire in 2018 through 2030. In addition, as of December 31, 2010, we had research and development credit and orphan drug credit carryforwards, after taking into consideration the Section 382 limitation, of $4.8 million and $6.6 million, respectively, to offset future regular tax expense. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with shareholders' subsequent disposition of those shares, has resulted in four changes of control in 1994, 1998, 2001 and 2005, as defined by Section 382. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% within a three-year period. As a result of the most recent ownership change in 2005, utilization of approximately $59.9 million of NOL carryforwards generated prior to the latest change are subject to an annual limitation of approximately $2.2 million under Section 382, determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. Additionally, we have a recognized built-in gain that increased the annual limitation by $3.3 million for each of the five years after the 2005 ownership change. Any unused annual limitation may be carried over to subsequent years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of the Company's net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Subsequent ownership changes, as defined in Section 382, could further limit the amount of our NOL carryforwards and research and development credits that can be utilized annually to offset future taxable income.

Liquidity and Capital Resources

        As of December 31, 2010, we had $98.6 million in cash, cash equivalents, and investments. Of this amount, $48.2 million was held in money market funds and cash accounts and $50.4 million was held in U.S. Treasury bills and notes and high-grade corporate notes with a weighted average duration of the remaining time to maturity of approximately four months. Until required for use in our business, we invest our cash reserves in bank deposits, money market funds, certificates of deposit, high-grade corporate notes and U.S. government instruments in accordance with our investment policy.

        During the three years ended December 31, 2010, we have financed our operations primarily through public sales of our equity securities, which have resulted in net proceeds to us of $205.3 million. In addition, we began generating sales of FOLOTYN in the fourth quarter of 2009. Net product sales were $35.2 million and $3.6 million for the years ended December 31, 2010 and 2009, respectively, which partially offset our operating costs and expenses for the respective periods. Our key objective for 2011 is to increase sales of FOLOTYN in the United States.

        Net cash used to fund our operating activities for the years ended December 31, 2010, 2009 and 2008 was $63.7 million, $62.2 million and $42.9 million, respectively.

        For fiscal year 2011, total operating costs and expenses are expected to approximate $95 to $98 million, excluding cost of sales and non-cash stock-based compensation expense. Stock-based compensation expense is expected to approximate $13 to $15 million. In January 2011, we implemented a strategic reduction of our workforce by approximately 13%, or 25 employees. Personnel reductions were primarily focused in research and development and general and administrative functions. We plan to maintain our current level of personnel in sales and marketing. The restructuring was a result of our decision to prioritize our resources on the development and commercialization of FOLOTYN for the treatment of PTCL, cutaneous T-cell lymphoma and other hematologic malignancies, and to manage our operating costs and expenses. We expect to incur total restructuring charges of approximately $0.7 million in connection with the restructuring, all in the form of one-time termination benefits. We expect to record substantially all of these charges in the first quarter of 2011. Actual financial results for 2011 will vary based upon many factors, including the growth of FOLOTYN sales and rate of patient enrollment in clinical trials that are ongoing and planned for initiation in 2011.

        Net cash used in investing activities for the year ended December 31, 2010 was $34.0 million and consisted primarily of purchases of investments in marketable securities, partially offset by the proceeds from maturities of investments in marketable securities. Net cash provided by investing activities for the year ended December 31, 2009 was $28.0 million and consisted of the proceeds from maturities and sales, net of purchases of investments in marketable securities, partially offset by $5.8 million of cash paid related to the milestone payment made under our license agreement for FOLOTYN upon FDA approval in September 2009 and $1.4 million for the acquisition of property and equipment. Net cash used in investing activities for the year ended December 31, 2008 was $13.2 million and consisted primarily of purchases of investments in marketable securities, partially offset by the proceeds from maturities of investments in marketable securities.

        Net cash provided by financing activities for the year ended December 31, 2010 was $4.6 million and consisted primarily of proceeds from the issuance of common stock associated with stock options exercised by our employees and sales of stock under our employee stock purchase plan. Net cash provided by financing activities for the year ended December 31, 2009 was $145.0 million and consisted of $47.0 million of net proceeds from the sale of 7,750,000 shares of common stock in April 2009, $93.1 million of net proceeds from the sale of 14,000,000 shares of common stock in October 2009, and $4.9 million of proceeds from the issuance of common stock associated with stock options exercised by our employees and sales of stock under our employee stock purchase plan. Net cash provided by financing activities for the year ended December 31, 2008 was $70.6 million and consisted primarily of the net proceeds from the sale of 12,420,000 shares of common stock in May 2008 and $5.4 million of proceeds from the issuance of common stock associated with stock options exercised by our employees and sales of stock under our employee stock purchase plan.

        Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments as of December 31, 2010 should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

        We anticipate continuing our current development programs and beginning other long-term development projects involving FOLOTYN, including the post-approval clinical studies required for FOLOTYN. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. In addition, we expect to incur significant costs relating to the commercialization of FOLOTYN, including costs related to our sales and marketing, medical affairs and manufacturing operations. Therefore, we may need to raise additional capital to support our future operations. Our actual capital requirements will depend on many factors, including:

  •
  the timing and amount of revenue generated from sales of FOLOTYN;

  •
  the timing and costs associated with our sales and marketing activities for promoting FOLOTYN;

  •
  the timing and costs associated with manufacturing clinical and commercial supplies of FOLOTYN;

  •
  the timing and costs associated with conducting preclinical and clinical development of FOLOTYN, including the post-approval clinical studies required by the FDA;

  •
  the timing and costs associated with our evaluation of, and decisions with respect to, the potential development of FOLOTYN for additional therapeutic indications;

  •
  the timing, costs and potential revenue associated with a potential strategic partnership for the co-development of FOLOTYN globally and commercialization outside the United States; and

  •
  our evaluation of, and decisions with respect to, potential in-licensing or product acquisition opportunities or other strategic alternatives.

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

	2011	2012 to 2013	2014 to 2015	After 2015	Total
Operating lease obligations	$1,271,000	$521,000	$—	$—	$1,792,000

Total obligations	$1,271,000	$521,000	$—	$—	$1,792,000

        Operating lease obligations represent our future minimum rental commitments for non-cancelable operating leases for our facilities and automobiles. We lease our corporate headquarters facility pursuant to a lease agreement that expires on January 31, 2012. Our lease for an office in Princeton, New Jersey expires on September 30, 2011.

        We are currently seeking regulatory approval to market FOLOTYN in Europe for the treatment of patients with relapsed or refractory PTCL. In December 2010, our MAA was accepted for review by the EMA. In the event we obtain regulatory approval to market FOLOTYN in Europe, we are required to make an additional milestone payment of $3.5 million under the terms of our license agreement for FOLOTYN.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. We base our estimates on historical experience, available information and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We have reviewed our critical accounting policies and estimates with the Audit Committee of our Board of Directors. We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and informed management judgments about matters that are inherently uncertain:

  •
  revenue recognition;

  •
  accounting for research and development expenses;

  •
  accounting for inventory; and

  •
  accounting for stock-based compensation expense.

Revenue Recognition

        We generate revenue from product sales. We recognize product revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (1) our price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid us, or the buyer is obligated to pay us and the obligation is not contingent on resale of the product, (3) the buyer's obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by us, (5) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated.

        We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party. Title to the product passes upon delivery to our distributors, when the risks and rewards of ownership are assumed by the distributor (freight on board destination). These distributors then resell FOLOTYN to the patients' respective health care providers. Prior to the fourth quarter of 2010, product sales to distributors were recorded as deferred revenue until the product was sold through from our distributors to health care providers because we did not have sufficient history to be able to reasonably estimate returns. Beginning in the fourth quarter of 2010, we began recognizing revenue as product is sold to distributors as we established a sufficient history in order to reasonably estimate returns from our distributors. Consequently, for the year ended December 31, 2010, we recognized a one time increase of $604,000 in net product sales of FOLOTYN, or $0.01 per common share, representing product sales previously deferred as of December 31, 2009, net of distributor fees and estimated product returns, government rebates and chargebacks. We monitor inventory levels within our distribution channel and sales to end users, or health care providers, to determine whether deferral of sales is required. No such deferrals were recorded at December 31, 2010.

        We estimate gross to net sales adjustments based upon analysis of third-party information, including information obtained from our primary distributors with respect to their inventory levels and sell-through to the distributors' customers.

Net Product Sales

        Our net product sales represent total product sales less distributor fees and estimated allowances for product returns, government rebates and chargebacks to be incurred on the selling price of FOLOTYN related to the respective product sales. In addition, we incur distributor fees related to the management of our product by distributors. These distributor fees are recorded within net product sales and are based on definitive contractual agreements. Due to estimates and assumptions inherent in determining the amount of returns, rebates and chargebacks, the actual amount of returns and claims for rebates and chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly. Product sales allowances and accruals are based on definitive contractual agreements or legal requirements (such as Medicaid laws and regulations) related to the purchase and/or utilization of the product by these entities. Allowances and accruals are recorded in the same period that the related revenue is recognized.

Product Returns

        Our distributors' contractual return rights are limited to defective product or product that was shipped in error. Returns are not allowed for expired product. Given these limited contractual return rights, the price of FOLOTYN and the limited number of patients in the United States, FOLOTYN distributors and their customers generally carry limited inventory. We estimated product returns for FOLOTYN based upon actual returns history within our distribution channel, which were consistent with historical trends of product returns for similar companies in the pharmaceutical industry. The actual returns history within our distribution channel is derived from third-party information obtained from certain distributors with respect to their inventory levels and sell-through to the distributors' customers. We will continue to monitor the historical trend of returns, including the impacts on this trend of product expiry dates and may be required to make future adjustments to our estimates. During the year ended December 31, 2010, we recorded an estimated sales return allowance of approximately 1% of cumulative gross product sales to date, or $444,000.

Medicaid Rebates

        Our product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. We record estimated rebates payable under governmental programs, including Medicaid, as a reduction of revenue at the time revenues are recorded. Our calculations related to these rebate accruals require estimates, including estimates of customer mix primarily based on a combination of market and clinical research, to determine which sales will be subject to rebates and the amount of such rebates. During the first quarter of 2010, we obtained additional market research and were able to refine our estimated Medicaid utilization, which resulted in a reversal of Medicaid rebate allowances related to 2009 sales totaling $208,000. Our estimate of utilization is based on market research and information about our expected patient population. Through December 31, 2010, we have not had sufficient claims from states for rebates with which to update our estimate. However, when we have sufficient claims history, we will consider such history in our estimate which could result in a change in our estimate. We also consider any legal interpretations of the applicable laws related to Medicaid and qualifying federal and state government programs and any new information regarding changes in the Medicaid programs' regulations and guidelines that would impact the amount of the rebates. In March 2010, the PPACA was enacted, which increased the Medicaid rebate percentage from 15.1% to 23.1%, retroactive to January 1, 2010. In addition, the states' ability to early adopt portions of PPACA, and any implementing regulations, could impact future estimates related to our Medicaid rebate allowances. We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. For reference purposes, a 10% to 20% increase in the Medicaid utilization percentage within our patient population as of December 31, 2010, would result in an approximate $659,000 to $1,318,000 reduction in cumulative net product sales.

Government Chargebacks

        Our products are subject to certain programs with federal government qualified entities whereby pricing on products is discounted below distributor list price to participating entities. These entities purchase products through distributors at the discounted price, and the distributors charge the difference between their acquisition cost and the discounted price back to us. We account for chargebacks by establishing an accrual in an amount equal to our estimate of chargeback claims at the time of product sale. We do not expect the impact of the 340B program expansion included in the PPACA to significantly change our estimated government chargeback accruals because drugs approved under an Orphan Drug designation were specifically excluded from the provisions of the PPACA. The FDA has awarded orphan drug status to FOLOTYN for the treatment of patients with T-cell lymphoma, which includes patients with relapsed or refractory PTCL. Through December 31, 2010 our chargeback experience has not been sufficient to update our estimated chargebacks. However, when we have sufficient history, we will consider such history in our estimate which could result in a change in our estimate. Due to estimates and assumptions inherent in determining the amount of government chargebacks, the actual amount of claims for chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly.

Research and Development

        Research and development expenditures are charged to expense as incurred. Research and development expenses include the costs of certain personnel, preclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, third party manufacturing costs for development of drug materials for use in clinical trials and preclinical studies and licensing fees for our product candidates prior to FDA approval. All finished drug inventory costs associated with production activities in our third party manufacturing facilities prior to receiving FDA approval for such facilities and prior to receiving regulatory approval to market our product are expensed to research and development expenses. We accrue research and development expenses for activity as incurred during the fiscal year and prior to receiving invoices from clinical sites and third party clinical and preclinical research organizations. We accrue external costs for clinical and preclinical studies based on an evaluation of the following: the progress of the studies, including patient enrollment, dosing levels of patients enrolled, estimated costs to dose patients, invoices received, and contracted costs with clinical sites and third party clinical and preclinical research organizations. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates. During the years ended December 31, 2010, 2009 and 2008, we did not have any changes in estimates that resulted in material adjustments to research and development expenses accrued in the prior period.

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

        Costs associated with the production of FOLOTYN by our third party manufacturers are expensed to research and development expense at the time of production when the formulated drug product is packaged for clinical trial use.

        We capitalize the costs for our marketed products at the lower of cost (first-in, first-out method) or market (current replacement cost) with cost determined on the first-in, first-out basis and then expense the sold inventory as a component of cost of goods sold.

        Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense. We have remaining supplies of FOLOTYN drug substance and drug product that are not recorded as inventory on our balance sheet as of December 31, 2010 because they were purchased prior to FDA approval. Accordingly, our cost of sales will be lower with respect to product manufactured prior to FDA approval. Until we sell these supplies for which the costs were previously expensed, our cost of sales will reflect only incremental costs incurred subsequent to the FDA approval date.

Stock-based Compensation Expense

        We have several stock-based compensation plans under which incentive and non-qualified stock options, RSUs and restricted shares may be granted, and an employee stock purchase plan. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). We provide an estimate of forfeitures at initial grant date.

        During the years ended December 31, 2010, 2009 and 2008, we recorded stock-based compensation expense of approximately $11.4 million, $8.7 million and $8.0 million, respectively, related to stock-based awards, including stock options, RSUs, restricted stock and our employee stock purchase plan. As of December 31, 2010, the unrecorded deferred stock-based compensation balance related to these stock-based awards was approximately $15.3 million and will be recognized over the remaining vesting periods of the awards. Judgments and estimates must be made and used in determining the factors used in calculating the fair value of stock-based awards, including the expected forfeiture rate of our stock-based awards, the expected life of our stock-based awards, and the expected volatility of our stock price. For more information on stock-based compensation expense during the year ended December 31, 2010, refer to Note 5 "Stock-Based Compensation Plans" of the Notes to our Financial Statements included in Part IV, Item 15 of this report.

Recent Accounting Pronouncements

        We reviewed recently issued accounting pronouncements and plan to adopt those that are applicable to us. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our financial instruments as of December 31, 2010 consisted of cash, cash equivalents, investments, accounts receivable, prepaid expenses, accounts payable and accrued liabilities. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The weighted average duration of the remaining time to maturity for our portfolio of investments in marketable securities as of December 31, 2010 was approximately four months. As of December 31, 2010, our investments of $50.4 million were all classified as held-to-maturity and were held in a variety of interest-bearing instruments, consisting mainly of U.S. Treasury bills and notes. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of December 31, 2010. The value of our investments may be adversely affected by rating downgrades or bankruptcies affecting the issuers of such securities, whether caused by instability in the global financial markets, lack of liquidity in the credit and capital markets, or other factors. We have the ability and intent to hold our remaining investments in marketable securities to recover the entire amortized cost basis of the investments as of December 31, 2010, although we monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management determined that, as of December 31, 2010, we maintained effective internal control over financial reporting based on those criteria.

        In addition, the effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report on page 67 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        In the fourth quarter of 2010, we changed our revenue recognition policy to begin recording sales as product is received by our distributors, whereas, previously we recorded revenue under the sell-through method. The new revenue recognition methodology required new processes and accounting estimates. We are not aware of any material adverse impacts on our internal controls over financial reporting as a result of the implementation of these new controls. There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Allos Therapeutics, Inc.

        We have audited Allos Therapeutics, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Allos Therapeutics, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Allos Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Allos Therapeutics, Inc. as of December 31, 2010, and the related statements of operations, stockholders' equity, and cash flows for the year then ended of Allos Therapeutics, Inc. and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
March 3, 2011

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item concerning our directors is incorporated by reference to the information to be set forth in the section entitled "Proposal 1—Election of Directors" in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2010, or the Proxy Statement. The information required by this Item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance." The information required by this Item concerning the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled "Information Regarding the Director Nomination Process." The information required by this Item concerning our Audit Committee is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled "Audit Committee." The balance of the information required by this Item, except as otherwise set forth below, is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled "Executive Officers."

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,208,907	$6.36	(1)	13,293,520	(2)(3)
Equity compensation plans not approved by security holders	—	—		—

Total	11,208,907	$6.36	(1)	13,293,520	(2)(3)

(1)
Weighted-average exercise price of outstanding options and rights excludes restricted stock unit awards, as they have no exercise price.

(2)
Includes 11,191,603 shares of common stock available for future issuance under our 2008 Equity Incentive Plan. All stock awards granted under our 2008 Equity Incentive Plan after the June 24, 2008 effective date thereof, other than stock options and stock appreciation rights granted with an exercise price of at least 100% of such stock award's fair market value on the date of grant, reduce the number of shares available for issuance under our 2008 Equity Incentive Plan by 1.35 shares per share granted pursuant to the stock award. Shares of common stock that revert to and again become available for issuance under our 2008 Equity Incentive Plan and that prior to such reversion were granted pursuant to a stock award that reduced the number of shares available under our 2008 Equity Incentive Plan by 1.35 shares per share granted pursuant to such stock award, will cause the number of shares of our common stock available for issuance under our 2008 Equity Incentive Plan to increase by 1.35 shares upon such reversion.

(3)
Includes 2,101,917 shares of common stock available for future issuance under our 2001 Employee Stock Purchase Plan.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item regarding principal accounting fees and services is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled "Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm."

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

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation.	8-K	7/20/2009	3.1
3.02	Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	7/20/2009	3.2
3.03	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	7/20/2009	3.3
3.04	Certificate of Amendment to the Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	7/20/2009	3.4
3.05	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	6/25/2010	3.1
3.06	Amended and Restated Bylaws of Allos Therapeutics, Inc.	8-K	6/25/2007	3.04
4.01	Form of Common Stock Certificate.	S-1/A	3/17/2000	4.01
4.02	Reference is made to Exhibits 3.01, 3.02, 3.03, 3.04 and 3.05.
4.03	Rights Agreement dated May 6, 2003 between Allos and Mellon Investor Services LLC.	8-K	5/9/2003	99.2
4.04	Form of Rights Certificate.	8-K	5/9/2003	99.3
4.05	Amendment to Rights Agreement dated March 4, 2005 between Allos and Mellon Investor Services LLC.	8-K	3/4/2005	4.06
4.06	Amendment to Rights Agreement dated January 29, 2007 between Allos and Mellon Investor Services LLC.	8-K	1/30/2007	4.1

			Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Number	Filed Herewith
4.07		Amendment to Rights Agreement, dated as of July 17, 2009, between Allos and Mellon Investor Services LLC.	8-K	7/20/2009	4.1
10.1	†	Form of Amended and Restated Indemnity Agreement between Allos and each of its directors and officers.	8-K	6/25/2007	10.01
10.2	†	1995 Stock Option Plan, as amended.	S-1	1/26/2000	10.11
10.3	†	2000 Stock Incentive Compensation Plan, as amended.	8-K	12/22/2005	10.1
10.3.1	†	Form of Incentive Stock Option Letter Agreement under 2000 Stock Incentive Compensation Plan.	8-K	2/11/2005	99.1
10.3.2	†	Form of Nonqualified Stock Option Letter Agreement under 2000 Stock Incentive Compensation Plan.	8-K	2/11/2005	99.2
10.3.3	†	Form of Nonqualified Stock Option Letter Agreement for Non-Employee Directors under 2000 Stock Incentive Compensation Plan.	8-K	2/24/2006	10.1
10.4	†	2001 Employee Stock Purchase Plan, as amended and restated effective December 13, 2010.				X
10.4.1	†	2001 Employee Stock Purchase Plan Offering (Series Beginning July 1, 2007).	8-K	6/25/2007	10.12.1
10.5	*	Office Lease dated April 4, 2001 between Allos and Catellus Development Corporation.	10-Q	8/14/2001	10.27
10.5.1	*	Amended and Restated Second Amendment to Lease dated December 9, 2002 between Allos and Catellus Development Corporation.	10-K	3/28/2003	10.27.1
10.5.2	*	Third Amendment to Lease dated November 28, 2003 between Allos and Catellus Development Corporation.	10-K	3/5/2004	10.27.2
10.5.3	*	Fifth Amendment to Office Lease Agreement dated June 16, 2008 between Allos and Circle Point Properties, LLC.	10-Q	8/5/2008	10.5.3
10.6		Securities Purchase Agreement dated March 2, 2005 between Allos and the Investors listed on the signature pages thereto.	8-K/A	3/10/2005	10.41
10.7		Registration Rights Agreement dated March 4, 2005 between Allos and the Investors listed on Schedule I thereto.	8-K/A	3/10/2005	10.42
10.8		Letter Agreement dated March 4, 2005 among Allos, Warburg Pincus Private Equity VIII, L.P., Warburg Pincus & Co. and Warburg Pincus LLC.	8-K	3/4/2005	10.43

			Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Number	Filed Herewith
10.9	†	Summary of Compensation Arrangements for Non-Employee Directors.	10-Q	8/4/2009	10.1
10.10	†	Restricted Stock Award Agreement dated March 9, 2006 between Allos and Paul L. Berns.	8-K	3/14/2006	10.2
10.11	†	2006 Inducement Award Plan, including forms of Stock Option Grant Notice with Stock Option Agreement and Restricted Stock Grant Notice with Restricted Stock Grant Agreement.	8-K	6/6/2006	10.1
10.12	*	License Agreement for 10-Propargyl-10-Deazaaminopterin "PDX" dated December 23, 2002 and amended May 9, 2006 between Allos and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	10-K	3/1/2010	10.13
10.12.1	*	Second Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin "PDX" dated November 6, 2007 between Allos and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	10-K	3/1/2010	10.13.1
10.13	†	Corporate Bonus Plan, as amended and restated effective September 15, 2008.	10-Q	11/5/2008	10.1
10.14	†	Second Amended and Restated Employment Agreement, effective December 13, 2007, between Allos and Paul L. Berns.	10-K	2/27/2008	10.20
10.14.1	†	First Amendment to Second Amended and Restated Employment Agreement, effective as of May 20, 2009, between Allos and Paul L. Berns.	8-K	5/22/2009	10.1
10.14.2	†	Second Amendment to Second Amended and Restated Employment Agreement, effective as of March 2, 2011, between Allos and Paul L. Berns.				X
10.15	†	Amended and Restated Employment Agreement, effective December 13, 2007, between Allos and James V. Caruso.	10-K	2/27/2008	10.22
10.15.1	†	First Amendment to Amended and Restated Employment Agreement, dated as of May 20, 2009, between Allos and James V. Caruso.	8-K	5/22/2009	10.3
10.15.2	†	Release Agreement, dated as of October 22, 2010, between Allos and James V. Caruso.	8-K	10/22/2010	10.3
10.16	†	Second Amended and Restated Employment Agreement, effective June 2, 2010, between Allos and Marc H. Graboyes.	8-K	6/3/2010	10.1

			Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Number	Filed Herewith
10.16.1	†	First Amendment to Second Amended and Restated Employment Agreement, effective as of March 2, 2011, between Allos and Marc H. Graboyes.				X
10.17	†	Executive Compensation and Equity Awards.	8-K	2/26/2010	10.1
10.18	†	Allos Therapeutics, Inc. 2008 Equity Incentive Plan, as amended.	8-K	6/25/2010	10.1
10.18.1	†	Form of Option Grant Notice and Agreement under the 2008 Equity Incentive Plan.	S-8	6/24/2008	99.2
10.18.2	†	Form of Restricted Stock Award Grant Notice and Agreement under the 2008 Equity Incentive Plan.	S-8	6/24/2008	99.3
10.18.3	†	Form of Restricted Stock Unit Grant Notice and Agreement under the 2008 Equity Incentive Plan.	8-K	2/27/2009	10.2
10.18.4	†	Form of Restricted Stock Unit Grant Notice and Agreement under the 2008 Equity Incentive Plan.	8-K	10/22/2010	10.2
10.19	†	Allos Therapeutics, Inc. Severance Benefit Plan, as amended and restated effective December 13, 2010.				X
10.19.1	†	Allos Therapeutics, Inc. Change in Control Severance Benefit Schedule, as amended and restated effective February 23, 2008.	8-K	2/27/2009	10.4
10.19.2	†	Allos Therapeutics, Inc. Amendment No. 1 to Change in Control Severance Benefit Schedule, adopted May 19, 2009.	8-K	5/22/2009	10.5
10.20	†	Employment Agreement, effective June 25, 2009, between the Company and David C. Clark.	8-K	6/26/2009	10.1
10.20.1	†	First Amendment to Employment Agreement, effective as of March 2, 2011, between Allos and David C. Clark.				X
10.21		Employment Agreement, effective April 26, 2010, between the Company and Charles Q. Morris.	8-K	4/27/2010	10.1
10.21.1	†	First Amendment to Employment Agreement, effective as of March 2, 2011, between Allos and Charles Q. Morris.				X
10.22	†	Employment Agreement, effective September 16, 2010, between Allos and Bruce K. Bennett, Jr.	8-K	9/17/2010	10.1
10.22.1	†	First Amendment to Employment Agreement, effective as of March 2, 2011, between Allos and Bruce K. Bennett, Jr.				X
10.23	†	Employment Agreement, effective September 16, 2010, between Allos and Michael E. Schick.	8-K/A	9/17/2010	10.1

Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Number	Filed Herewith
10.23.1	†	First Amendment to Employment Agreement, effective as of March 2, 2011, between Allos and Michael E. Schick.				X
10.24	†	Employment Agreement, effective April 29, 2009, between Allos and Bruce A. Goldsmith.	8-K/A	9/17/2010	10.2
10.24.1	†	First Amendment to Employment Agreement, effective May 22, 2009, between Allos and Bruce A. Goldsmith.	8-K/A	9/17/2010	10.3
10.24.2	†	Second Amendment to Employment Agreement, effective as of March 2, 2011, between Allos and Bruce A. Goldsmith.				X
10.25	†	Executive Equity Awards.	8-K	10/22/2010	10.1
23.01		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				X
23.02		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X
24.01		Power of Attorney (included on signature page hereto).				X
31.01		Rule 13a-14(a)/15d-14(a) Certification.				X
31.02		Rule 13a-14(a)/15d-14(a) Certification.				X
32.01	#	Section 1350 Certification.				X

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

ALLOS THERAPEUTICS, INC.
Date: March 3, 2011	By:	/s/ PAUL L. BERNS Paul L. Berns President and Chief Executive Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant on March 3, 2011, and in the capacities indicated:

Name	Title

/s/ STEPHEN J. HOFFMAN Stephen J. Hoffman	Chairman of Board of Directors and Director
/s/ PAUL L. BERNS Paul L. Berns	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ DAVID C. CLARK David C. Clark	Vice President, Finance and Treasurer (Principal Financial and Accounting Officer)
/s/ NISHAN DE SILVA Nishan de Silva	Director
/s/ JEFFREY R. LATTS Jeffrey R. Latts	Director
/s/ JONATHAN S. LEFF Jonathan S. Leff	Director
/s/ TIMOTHY P. LYNCH Timothy P. Lynch	Director
/s/ DAVID M. STOUT David M. Stout	Director

Allos Therapeutics, Inc.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Allos Therapeutics, Inc.

        We have audited the accompanying balance sheet of Allos Therapeutics, Inc. (the "Company") as of December 31, 2010, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2010 financial statements referred to above present fairly, in all material respects, the financial position of Allos Therapeutics, Inc. at December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allos Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
March 3, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Allos Therapeutics, Inc.:

        In our opinion, the accompanying balance sheet as of December 31, 2009 and the related statements of operations, changes in stockholders' equity, and cash flows for each of two years in the period ended December 31, 2009 present fairly, in all material respects, the financial position of Allos Therapeutics, Inc. at December 31, 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
March 1, 2010

ALLOS THERAPEUTICS, INC.

BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$48,164	$141,185
Short-term investments	50,334	17,016
Restricted cash	238	238
Accounts receivable	12,076	4,862
Inventory	178	36
Prepaid expenses and other assets	2,180	3,808

Total current assets	113,170	167,145

Property and equipment, net	2,245	2,169
Long-term investments	67	343
Intangible asset, net	5,225	5,679
Other assets	49	48

Total assets	$120,756	$175,384

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$4,931	$2,035
Accrued liabilities	17,627	13,136
Deferred revenue	—	669

Total current liabilities	22,558	15,840
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,500,000 shares designated from authorized preferred stock; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 and 150,000,000 shares authorized at December 31, 2010 and December 31, 2009, respectively; 105,493,546 and 104,234,409 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	105	104
Additional paid-in capital	548,722	532,652
Accumulated deficit	(450,629)	(373,212)

Total stockholders' equity	98,198	159,544

Total liabilities and stockholders' equity	$120,756	$175,384

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2010	2009	2008
Net product sales	$35,227	$3,585	$—
Operating costs and expenses:
Cost of sales, excluding amortization expense presented below	3,647	408	—
Research and development	31,359	32,618	30,595
Selling, general and administrative	78,782	44,448	23,044
Amortization of intangible asset	454	121	—

Total operating costs and expenses	114,242	77,595	53,639

Operating loss	(79,015)	(74,010)	(53,639)
Interest and other income, net	1,520	380	1,909

Loss before income taxes	(77,495)	(73,630)	(51,730)
Income tax benefit	78	77	—

Net loss	$(77,417)	$(73,553)	$(51,730)

Net loss per share: basic and diluted	$(0.74)	$(0.81)	$(0.69)

Weighted average shares: basic and diluted	105,123,420	90,469,720	75,399,774

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except share and per share amounts)

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2008	67,641,943	$68	$300,440	$(247,929)	$52,579
Issuance of common stock upon exercise of stock options for cash	1,144,041	1	5,290	—	5,291
Issuance of common stock upon exercise of purchase rights	22,828	—	119	—	119
Issuance of common stock net of offering costs of $4,864	12,420,000	12	65,173	—	65,185
Issuance of restricted stock	10,000	—	—	—	—
Stock compensation expense	—	—	8,020	—	8,020
Net loss	—	—	—	(51,730)	(51,730)

Balance at December 31, 2008	81,238,812	81	379,042	(299,659)	79,464

Issuance of common stock upon exercise of stock options for cash	1,241,034	1	4,682	—	4,683
Issuance of common stock upon exercise of purchase rights	42,063	—	229	—	229
Issuance of common stock in April 2009, net of offering costs of $1,868	7,750,000	8	46,949	—	46,957
Issuance of common stock in October 2009, net of offering costs of $6,316	14,000,000	14	93,070	—	93,084
Forfeiture of restricted stock	(37,500)	—	—	—	—
Stock compensation expense	—	—	8,680	—	8,680
Net loss	—	—	—	(73,553)	(73,553)

Balance at December 31, 2009	104,234,409	104	532,652	(373,212)	159,544
Issuance of common stock upon exercise of stock options for cash	1,104,474	1	4,084	—	4,085
Issuance of common stock upon exercise of purchase rights	115,797	—	528	—	528
Issuance of common stock upon vesting of restricted stock units	38,866	—	—	—	—
Other	—	—	32	—	32
Stock compensation expense	—	—	11,426	—	11,426
Net loss	—	—	—	(77,417)	(77,417)

Balance at December 31, 2010	105,493,546	$105	$548,722	$(450,629)	$98,198

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities:
Net loss	$(77,417)	$(73,553)	$(51,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	861	462	393
Stock-based compensation expense	11,426	8,680	8,020
Amortization of intangible asset	454	121	—
Realized loss on sale of marketable securities	—	157	552
Loss on disposal of property and equipment	207	152	19
Inventory reserve	138	—	—
Changes in operating assets and liabilities:
Accounts receivable	(7,883)	(4,193)	—
Prepaid expenses and other assets	1,628	25	(930)
Interest receivable on investments	(49)	806	(168)
Inventory	(102)	—	—
Trade accounts payable	2,769	1,692	(911)
Accrued liabilities	4,312	3,452	1,905

Net cash used in operating activities	(63,656)	(62,199)	(42,850)

Cash Flows From Investing Activities:
Acquisition of property and equipment	(1,016)	(1,414)	(1,097)
Pledge of restricted cash	—	—	(54)
Cash paid for license	—	(5,800)	—
Purchases of marketable securities	(74,974)	(18,208)	(93,938)
Proceeds from maturities of marketable securities	41,980	49,500	75,136
Proceeds from sales of marketable securities	—	3,894	6,747

Net cash provided by (used in) investing activities	(34,010)	27,972	(13,206)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock associated with stock options and employee stock purchase plan	4,613	4,912	5,410
Proceeds from issuance of common stock, net of issuance costs	32	140,041	65,185

Net cash provided by financing activities	4,645	144,953	70,595

Net (decrease) increase in cash and cash equivalents	(93,021)	110,726	14,539
Cash and cash equivalents, beginning of period	141,185	30,459	15,920

Cash and cash equivalents, end of period	$48,164	$141,185	$30,459

Supplemental Schedule of Cash and Non-cash Operating and Financing Activities:
Tax refunds received	$78	$77	$—
Deferred revenue in accounts receivable	$(669)	$669	$—
Assets recorded for which payment has not yet occurred	$306	$152	$—

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

        On September 24, 2009, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of FOLOTYN for use as a single agent for the treatment of patients with relapsed or refractory PTCL. This approval was based on overall response rate from our pivotal PROPEL trial. Clinical benefit such as improvement in progression-free survival or overall survival has not been demonstrated. FOLOTYN represents our first drug approved for marketing in the United States. FOLOTYN is the first and only drug approved by the FDA for this indication. In connection with the accelerated approval, we are required to conduct post-approval studies that are intended to verify and describe FOLOTYN's clinical benefit in patients with T-cell lymphoma and to determine whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment.

        In addition to relapsed or refractory PTCL, we are currently evaluating FOLOTYN in a number of oncology indications, including cutaneous T-cell lymphoma and other hematologic malignancies, bladder and breast cancer.

        As of December 31, 2010, we had $98.6 million in cash, cash equivalents, and investments. Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments in marketable securities as of December 31, 2010 should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.

        Our ability to achieve profitability is dependent on our ability, alone or with partners, to significantly increase sales of FOLOTYN for the treatment of patients with relapsed or refractory PTCL in the United States. The amount of our future product sales are subject to significant uncertainty. We may never generate sufficient revenue from product sales to become profitable.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

1. Formation and Business of the Company (Continued)

        We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials and seeking additional regulatory approvals for FOLOTYN. We also expect to continue to spend substantial amounts on selling, general and administrative expenses to promote FOLOTYN for the treatment of patients with relapsed or refractory PTCL in the United States. Therefore, we may need to raise additional capital to support our future operations. Our actual capital requirements will depend on many factors, including:

  •
  the timing and amount of revenue generated from sales of FOLOTYN;

  •
  the timing and costs associated with our sales and marketing activities for promoting FOLOTYN;

  •
  the timing and costs associated with manufacturing clinical and commercial supplies of FOLOTYN;

  •
  the timing and costs associated with conducting preclinical and clinical development of FOLOTYN, including the post-approval clinical studies required by the FDA;

  •
  the timing and costs associated with our evaluation of, and decisions with respect to, the potential development of FOLOTYN for additional therapeutic indications;

  •
  the timing, costs and potential revenue associated with a potential strategic partnership for the co-development of FOLOTYN globally and commercialization outside the United States; and

  •
  our evaluation of, and decisions with respect to, potential in-licensing or product acquisition opportunities or other strategic alternatives.

        We may seek to obtain this additional capital through equity or debt financings, arrangements with corporate partners, or from other sources. Such financings or arrangements, if successfully consummated, may be dilutive to our existing stockholders. However, there is no assurance that additional financing will be available when needed, or that, if available, we will obtain such financing on terms that are favorable to our stockholders or us. In the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development, which we might otherwise seek to develop or commercialize ourselves, on terms that are less favorable than might otherwise be available. If we are unable to significantly increase sales of FOLOTYN or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our future prospects for profitability may be harmed.

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

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

2. Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of net product sales and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents

        All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Restricted Cash

        On August 22, 2008, $238,000 of cash was pledged as collateral on a letter of credit related to a lease for administrative office space and is classified as restricted cash on the Balance Sheet.

Prepaid Expenses and Other Assets

        Prepaid expenses and other assets are comprised of the following:

	December 31,
	2010	2009
Prepaid sales, marketing and medical affairs expenses	$1,308	$1,839
Prepaid expenses and other assets	650	1,251
Prepaid research and development expenses	222	718

	$2,180	$3,808

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

        Costs associated with the production of FOLOTYN by our third party manufacturers are expensed to research and development expense at the time of production when the formulated drug product is packaged for clinical trial use.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        We capitalize the costs for our marketed products at the lower of cost (first-in, first-out method) or market (current replacement cost) with cost determined on the first-in, first-out basis and then expense the sold inventory as a component of cost of goods sold.

        Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense. We have remaining supplies of FOLOTYN drug substance and drug product that are not recorded as inventory on our Balance Sheet as of December 31, 2010 because they were purchased prior to FDA approval. Accordingly, our cost of sales will be lower with respect to product manufactured prior to FDA approval. Until we sell these supplies for which the costs were previously expensed, our cost of sales will reflect only incremental costs incurred subsequent to the FDA approval date.

        Inventory consisted of:

	December 31,
	2010	2009
Work in process	$254	$36
Finished goods	38	—

	292	36
Less reserve	(114)	—

Total Inventory	$178	$36

Inventory Reserve
Balance at December 31, 2009	$—
Reserve expensed to cost of sales	138
Inventory deductions	(24)

Balance at December 31, 2010	$114

Property and Equipment

        Property and equipment is recorded at cost and is depreciated using the straight-line method over estimated useful lives.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        The components of property and equipment are as follows:

	December 31,
			Estimated Lives
	2010	2009
Computer hardware and software	$2,614	$2,027	3 years
Office furniture and equipment	1,681	1,628	3 - 7 years
Leasehold improvements	508	498	Lease term
Software projects in process	721	601

	5,524	4,754
Less accumulated depreciation and amortization	(3,279)	(2,585)

Property and equipment, net	$2,245	$2,169

        We realized a loss primarily related to the disposal of certain software that was no longer in use totaling $207,000 and $152,000 for the years ended December 31, 2010 and 2009, respectively, which is recorded in Interest and other income, net on the Statement of Operations.

Long-lived Assets

        We review long-lived assets, including acquired product rights and property and equipment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the assets' book value to future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. Fair value of our long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. We have not recorded any impairment losses through December 31, 2010.

Accrued liabilities

        Accrued liabilities are comprised of the following:

	December 31,
	2010	2009
Accrued personnel costs	$6,103	$5,133
Accrued royalties, government rebates and chargebacks, returns and distribution fees	3,849	963
Accrued sales and marketing expenses	3,536	2,407
Accrued research and development expenses	2,762	3,363
Accrued expenses—other	1,377	1,270

	$17,627	$13,136

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Operating Leases

        We recognize lease expense on a straight-line basis over the initial lease term. For leases that contain rent holidays, escalation clauses or tenant improvement allowances, we recognize rent expense on a straight-line basis and record the difference between the rent expense and rental amount payable as deferred rent. As of December 31, 2010 and 2009, we had $135,000 and $243,000, respectively, of deferred rent in accrued liabilities.

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

        We have no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of December 31, 2010. The carrying value of our cash held in money market funds totaling $44.5 million as of December 31, 2010 is included in cash and cash equivalents on our Balance Sheet and approximates market values based on quoted market prices, or Level 1 inputs. Our financial instruments include cash and cash equivalents, investments, accounts receivable, prepaid expenses, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate their fair value due to their short maturities.

        See Note 3—"Investments" for additional details regarding our investments.

Product Sales

        We generate revenue from product sales. We recognize product revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (1) our price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid us, or the buyer is obligated to pay us and the obligation is not contingent on resale of the product, (3) the buyer's obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

the product for resale has economic substance apart from that provided by us, (5) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated.

        We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party. Title to the product passes upon delivery to our distributors, when the risks and rewards of ownership are assumed by the distributor (freight on board destination). These distributors then resell FOLOTYN to the patients' respective health care providers. Prior to the fourth quarter of 2010, product sales to distributors were recorded as deferred revenue until the product was sold through from our distributors to health care providers because we did not have sufficient history to be able to reasonably estimate returns. Beginning in the fourth quarter of 2010, we began recognizing revenue as product is sold to distributors as we established a sufficient history in order to reasonably estimate returns from our distributors. Consequently, for the year ended December 31, 2010, we recognized a one time increase of $604,000 in net product sales of FOLOTYN, or $0.01 per common share, representing product sales previously deferred as of December 31, 2009, net of distributor fees and estimated product returns, government rebates and chargebacks. We monitor inventory levels within our distribution channel and sales to end users, or health care providers, to determine whether deferral of sales is required. No such deferrals were recorded at December 31, 2010.

        We estimate gross to net sales adjustments based upon analysis of third-party information, including information obtained from our primary distributors with respect to their inventory levels and sell-through to the distributors' customers.

Net Product Sales

        Our net product sales represent total product sales less distributor fees and estimated allowances for product returns, government rebates and chargebacks to be incurred on the selling price of FOLOTYN related to the respective product sales. In addition, we incur distributor fees related to the management of our product by distributors. These distributor fees are recorded within net product sales and are based on definitive contractual agreements. Due to estimates and assumptions inherent in determining the amount of returns, rebates and chargebacks, the actual amount of returns and claims for rebates and chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly. Product sales allowances and accruals are based on definitive contractual agreements or legal requirements (such as Medicaid laws and regulations) related to the purchase and/or utilization of the product by these entities. Allowances and accruals are recorded in the same period that the related revenue is recognized.

Product Returns

        Our distributors' contractual return rights are limited to defective product or product that was shipped in error. Returns are not allowed for expired product. Given these limited contractual return rights, the price of FOLOTYN and the limited number of patients in the United States, FOLOTYN distributors and their customers generally carry limited inventory. We estimated product returns for FOLOTYN based upon actual returns history within our distribution channel, which were consistent with historical trends of product returns for similar companies in the pharmaceutical industry. The

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

actual returns history within our distribution channel is derived from third-party information obtained from certain distributors with respect to their inventory levels and sell-through to the distributors' customers. We will continue to monitor the historical trend of returns, including the impacts on this trend of product expiry dates and may be required to make future adjustments to our estimates. During the year ended December 31, 2010, we recorded an estimated sales return allowance of approximately 1% of cumulative gross product sales to date, or $444,000.

Medicaid Rebates

        Our product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. We record estimated rebates payable under governmental programs, including Medicaid, as a reduction of revenue at the time revenues are recorded. Our calculations related to these rebate accruals require estimates, including estimates of customer mix primarily based on a combination of market and clinical research, to determine which sales will be subject to rebates and the amount of such rebates. During the first quarter of 2010, we obtained additional market research and were able to refine our estimated Medicaid utilization, which resulted in a reversal of Medicaid rebate allowances related to 2009 sales totaling $208,000. Our estimate of utilization is based on market research and information about our expected patient population. Through December 31, 2010, we have not had sufficient claims from states for rebates with which to update our estimate. However, when we have sufficient claims history, we will consider such history in our estimate which could result in a change in our estimate. We also consider any legal interpretations of the applicable laws related to Medicaid and qualifying federal and state government programs and any new information regarding changes in the Medicaid programs' regulations and guidelines that would impact the amount of the rebates. In March 2010, the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Affordability Reconciliation Act of 2010, or PPACA, was enacted, which increased the Medicaid rebate percentage from 15.1% to 23.1%, retroactive to January 1, 2010. In addition, the states' ability to early adopt portions of PPACA, and any implementing regulations, could impact future estimates related to our Medicaid rebate allowances. We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. For reference purposes, a 10% to 20% increase in the Medicaid utilization percentage within our patient population as of December 31, 2010, would result in an approximate $659,000 to $1,318,000 reduction in cumulative net product sales.

  Government Chargebacks

        Our products are subject to certain programs with federal government qualified entities whereby pricing on products is discounted below distributor list price to participating entities. These entities purchase products through distributors at the discounted price, and the distributors charge the difference between their acquisition cost and the discounted price back to us. We account for chargebacks by establishing an accrual in an amount equal to our estimate of chargeback claims at the time of product sale. We do not expect the impact of the 340B program expansion included in the PPACA to significantly change our estimated government chargeback accruals because drugs approved under an Orphan Drug designation were specifically excluded from the provisions of the PPACA. The

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

FDA has awarded orphan drug status to FOLOTYN for the treatment of patients with T-cell lymphoma, which includes patients with relapsed or refractory PTCL. Through December 31, 2010 our chargeback experience has not been sufficient to update our estimated chargebacks. However, when we have sufficient history, we will consider such history in our estimate which could result in a change in our estimate. Due to estimates and assumptions inherent in determining the amount of government chargebacks, the actual amount of claims for chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly.

        Balances and activity in the deferred revenue account and a reconciliation of gross to net product sales for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Years Ended December 31,
	2010	2009	2008
Deferred revenue, beginning of the period	$669	$—	$—
Gross product sales to distributors	39,533	4,875	—
Gross product sales recognized due to change in revenue recognition methodology	(669)	—	—
Gross product sales recognized related to current year	(39,533)	(4,206)	—

Deferred revenue, end of the period	$—	$669	$—

Gross product sales	$40,202	$4,206	$—
Gross to Net Sales Adjustments:
Government rebates and chargebacks	(3,374)	(501)	—
Distribution fees	(1,157)	(120)	—
Product returns allowance	(444)	—	—

Net product sales	$35,227	$3,585	$—

        Balances and activity for the components of our gross to net sales adjustments for the years ended December 31, 2010 and 2009 are as follows:

	Product Returns	Government Rebates and Chargebacks	Distribution Fees
Balance at December 31, 2008	$—	$—	$—
Reserve for current period sales	—	501	120
Credits made for sales/payments	—	(14)	(34)

Balance at December 31, 2009	—	487	86
Reserve for current period sales	437	3,650	1,141
Change in estimate for prior period sales	7	(276)	16
Credits/payments made for prior period sales	—	(126)	(84)
Credits/payments made for current period sales	(16)	(1,511)	(896)

Balance at December 31, 2010	$428	$2,224	$263

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Major Customers and Concentration of Credit Risk

        We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party and are detailed below, without requiring collateral. We periodically assess the financial strength of these customers and establish allowances for anticipated losses, if necessary. Substantially all of our sales were made in the United States.

	% of total trade accounts receivable at December 31,
	2010	2009
Customer A	53.8%	47.6%
Customer B	23.1%	30.6%
Customer C	22.3%	21.8%

	% of total gross product sales for the year ended December 31,
	2010	2009
Customer A	51.2%	51.0%
Customer B	23.8%	30.0%
Customer C	24.3%	19.0%

Cost of sales

        Cost of sales, excluding amortization expense, includes cost of product sold, royalties, inventory packaging and labeling, warehousing and shipping costs associated with FOLOTYN product sales. See discussion in Note 9 regarding the 8% current royalty rates under our license agreement for FOLOTYN. Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense. Until we sell these supplies for which the costs were previously expensed, our cost of sales will reflect only incremental costs incurred subsequent to the FDA approval date and accordingly will be lower than when we sell through the product manufactured prior to FDA approval. We sold a portion of our finished goods that were manufactured subsequent to the FDA approval date totaling $120,000 during the year ended December 31, 2010, which were recorded in cost of sales, excluding amortization expense in the Statement of Operations.

Advertising Costs

        Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in our statement of operations. Advertising costs, including promotional expenses and costs related to trade shows were $5.9 million, $4.7 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

        We have several stock-based compensation plans under which incentive and non-qualified stock options, restricted stock units and restricted shares may be granted, and an employee stock purchase plan. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for each vesting tranche of the award, the requisite service period (usually the vesting period). We provide an estimate of forfeitures at initial grant date.

        See Note 5—"Stock-Based Compensation Plans" for additional details regarding the impact of our stock based compensation plans on our financial statements.

Research and Development

        Research and development expenditures are charged to expense as incurred. Research and development expenses include the costs of certain personnel, preclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, third party manufacturing costs for development of drug materials for use in clinical trials and preclinical studies and licensing fees for our product candidates prior to FDA approval. All finished drug inventory costs associated with production activities in our third party manufacturing facilities prior to receiving FDA approval for such facilities and prior to receiving regulatory approval to market our product are expensed to research and development expenses. We accrue research and development expenses for activity as incurred during the fiscal year and prior to receiving invoices from clinical sites and third party clinical and preclinical research organizations. We accrue external costs for clinical and preclinical studies based on an evaluation of the following: the progress of the studies, including patient enrollment, dosing levels of patients enrolled, estimated costs to dose patients, invoices received, and contracted costs with clinical sites and third party clinical and preclinical research organizations. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates. During the years ended December 31, 2010, 2009 and 2008, we did not have any changes in estimates that resulted in material adjustments to research and development expenses accrued in the prior period.

Income Taxes

        Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities at each year end and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances have been established to reduce our net deferred tax assets to zero, as we believe that it is more likely than not that such assets will not be realized.

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

        Diluted net loss per share is the same as basic net loss per share for all periods presented because any potential dilutive common shares were anti-dilutive due to our net loss (as including such shares would decrease our basic net loss per share). Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because we reported a net loss for the years ended December 31, 2010, 2009 and 2008, all potentially dilutive common shares have been excluded from the computation of the dilutive net loss per share for all periods presented. Such potentially dilutive common shares consist of the following:

	Years Ended December 31,
	2010	2009	2008
Common stock options	8,716,829	8,292,496	7,236,512
Unvested restricted stock	12,500	125,000	293,750
Unvested restricted stock units	2,492,078	155,479	—

	11,221,407	8,572,975	7,530,262

Recent Accounting Pronouncements

        We reviewed recently issued accounting pronouncements and plan to adopt those that are applicable to us. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows.

3. Investments

        We do not intend to sell and we do not believe that it is more likely than not that we will be required to sell our investments before recovering the cost of securities, nor do we expect not to recover the entire amortized cost basis of our investments in marketable securities. As such, our investments in marketable securities as of December 31, 2010 and 2009 are classified as held-to-maturity and are carried at cost plus accrued interest. The changes in the value of these securities, other than impairment charges, are not reported on our financial statements. The weighted average duration of the remaining time to maturity for our portfolio of investments in marketable securities as of December 31, 2010 was approximately four months. All of the investments classified as short-term on the balance sheet have an original maturity of longer than 90 days, but less than one year. The investments classified as long-term on the balance sheet have remaining contractual maturities of greater than one year and less than three years as of the balance sheet date.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

3. Investments (Continued)

        The carrying value of investments in marketable securities by contractual maturity, consisted of the following as of December 31, 2010:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term held-to-maturity securities:
U.S. Treasury bills and notes	$50,063	$11	$1	$50,073
U. S. Government agency securities	271	6	—	277

Total due in one year or less	$50,334	$17	$1	$50,350

Long-term held-to-maturity securities:
Corporate notes	$305	$11	$—	$316

Less: Amounts classified as restricted cash	(238)	—	—	(238)

Total due in one to two years	$67	$11	$—	$78

        The carrying value of investments in marketable securities by contractual maturity, consisted of the following as of December 31, 2009:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term held-to-maturity securities:
U.S. Treasury bills	$8,006	$11	$—	$8,017
Certificates of deposit	9,010	5	—	9,015

Total due in one year or less	$17,016	$16	$—	$17,032

Long-term held-to-maturity securities:
U. S. Government agency securities	$273	$11	$—	$284
Corporate notes	308	13	—	321

Sub-total	$581	$24	$—	$605

Less: Amounts classified as restricted cash	(238)	—	—	(238)

Total due in one to three years	$343	$24	$—	$367

        As of December 31, 2010 and 2009 there were no material investments in a loss position. Market values were determined for each individual security in the investment portfolio. If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. Additionally, management assesses whether it intends to sell or would more-likely-than-not not be required to sell the investment before the expected recovery of the amortized cost basis. During the year ended December 31, 2009, we realized losses of approximately $157,000 on the sale of certain of our investments in marketable securities, which were sold in order to preserve our principal as the issuers of these securities experienced significant deteriorations in their creditworthiness as evidenced by investment rating downgrades. As of December 31, 2010, we have an unrealized loss of $1,000 on one of our U.S. Treasury bill investments

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

3. Investments (Continued)

with an aggregate fair value of $10.0 million. As of December 31, 2010, no other than temporary impairment has been recorded on any of our investments since these unrealized losses are on U.S. government issued securities maturing within one year. The decline in value of the investments as of December 31, 2010 was caused by primarily by changes in interest rates. We have the ability and intent to hold our remaining investments in marketable securities to recover the entire amortized cost basis of the investments as of December 31, 2010. There were no investments in an unrealized loss position as of December 31, 2009.

4. Stockholders' Equity

Common Stock

2008 Common Stock Financing

        On May 29, 2008, we sold 12,420,000 shares of our common stock in an underwritten public offering at a price of $5.64 per share. The number of shares issued included 1,620,000 shares purchased by the underwriters pursuant to their exercise in full of their overallotment option. We received net proceeds from the offering of $65.2 million, after deducting $4.2 million of underwriting discounts and commissions and $661,000 of offering expenses.

2009 Common Stock Financings

        On April 3, 2009, we sold 7,750,000 shares of our common stock in an underwritten public offering at a price of $6.30 per share. We received net proceeds from the offering of $47.0 million, after deducting $1.4 million of underwriting commissions and $473,000 of offering expenses.

        On October 13, 2009, we sold 14,000,000 shares of our common stock in an underwritten public offering at a price of $7.10 per share. We received net proceeds from the offering of $93.1 million, after deducting $5.7 million of underwriting commissions and $568,000 of offering expenses.

Common Stock Reserved for Future Issuance

        At December 31, 2010, we have reserved shares of common stock for future issuance as follows:

	Outstanding at December 31, 2010	Available for grant at December 31, 2010	Shares of Common Stock Reserved at December 31, 2010
2001 Employee Stock Purchase Plan	—	2,101,917	2,101,917
2008 Equity Incentive Plan	11,208,907	11,191,603	22,400,510

Total for Equity Incentive Plans	11,208,907	13,293,520	24,502,427

        On June 22, 2010, we filed with the Delaware Secretary of State a Certificate of Amendment to our Restated Certificate of Incorporation to increase the number of common shares authorized to 200,000,000 shares.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

4. Stockholders' Equity (Continued)

Stockholder Rights Plan

        In May 2003, we designated 1,000,000 shares of our authorized Preferred Stock as Series A Junior Participating Preferred Stock, par value $0.001 per share, pursuant to a Stockholder Rights Plan approved by our Board of Directors under which all stockholders of record as of May 28, 2003 received a dividend distribution of one preferred share purchase right, or a Right, for each outstanding share of our common stock. The Rights trade with the common stock and no separate Right certificates will be distributed until such time as the Rights become exercisable in accordance with the Stockholder Rights Plan. In general, the Rights become exercisable when (i) a person or group acquires 15% or more of our common stock or (ii) a tender offer or exchange offer by a person or group for 15% or more of our common stock is commenced or publicly announced. The Stockholder Rights Plan is intended as a means to guard against abusive takeover tactics and to provide for fair and equal treatment for all stockholders in the event that an unsolicited attempt is made to acquire us.

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

        In connection with the acquisition of shares of our common stock by Baker Brothers Life Sciences, L.P. and certain other affiliated funds, which are collectively referred to herein as "Baker," in the February 2007 Financing, we amended the Stockholder Rights Plan to provide that Baker will be exempt from the Stockholder Rights Plan, unless Baker becomes, without the Company's prior consent, the beneficial owner of more than 20% of our common stock.

        Until the Rights become exercisable, the Rights will have no dilutive impact on our earnings per share data. The Rights are protected by customary anti-dilution provisions. As of December 31, 2010, no shares of Series A Junior Participating Preferred Stock were issued or outstanding.

5. Stock-Based Compensation Plans

        At our Annual Meeting of Stockholders held on June 24, 2008, our stockholders approved the Allos Therapeutics, Inc. 2008 Equity Incentive Plan, or the 2008 Plan. The 2008 Plan authorizes the issuance of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and forms of equity compensation, which may be granted to employees, directors and consultants. Only employees may receive incentive stock options. The 2008 Plan succeeds and continues prior equity incentive plans. As of June 24, 2008, no additional stock awards will be granted under the prior plans and all outstanding stock awards

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

5. Stock-Based Compensation Plans (Continued)

granted under the prior plans are deemed to be stock awards granted under the 2008 Plan (but remain subject to the terms of the prior plans with respect to which they were originally granted).

        12,550,843 shares of our common stock were eligible to be issued pursuant to stock awards granted under the 2008 Plan, provided that all stock awards granted after the June 24, 2008 effective date of the 2008 Plan, other than stock options and stock appreciation rights granted with an exercise price of at least 100% of such stock award's fair market value on the date of grant, will reduce the number of shares available for issuance under the 2008 Plan by 1.35 shares per share granted pursuant to the stock award. If a stock award under the 2008 Plan expires or otherwise terminates without being exercised in full, the shares of common stock of the Company not acquired pursuant to the stock award will again become available for issuance under the 2008 Plan. In addition, shares issued pursuant to a stock award that are forfeited to or repurchased by us prior to becoming fully vested and shares that are cancelled pursuant to an exchange or repricing program will become available for the grant of new stock awards under the 2008 Plan. Shares of common stock that revert to and again become available for issuance under the 2008 Plan and that prior to such reversion were granted pursuant to a stock award that reduced the number of shares available under the 2008 Plan by 1.35 shares per share granted pursuant to such stock award, shall cause the number of shares of common stock of the Company available for issuance under the 2008 Plan to increase by 1.35 shares upon such reversion.

        At our Annual Meetings of Stockholders held on June 22, 2010 and June 23, 2009, our stockholders approved an amendment to the Allos Therapeutics, Inc. 2008 Equity Incentive Plan, or the Plan, to increase the aggregate number of shares of common stock authorized for issuance under the Plan by 7,500,000 and 5,750,000 shares, respectively. Our Board of Directors had previously approved the amendment and recommended its approval to our stockholders.

        The 2008 Plan, and one of our prior plans (together, the "Plans"), provide for appropriate adjustments in the number of shares reserved and outstanding options in the event of certain changes to our outstanding common stock by reason of merger, recapitalization, stock split or other similar events. Options granted under the 2008 Plan may be exercised for a period of not more than 10 years from the date of grant or any shorter period as determined by our Board of Directors. Options vest as determined by the Board of Directors, generally over a period of two to four years, subject to acceleration under certain events. The exercise price of any incentive stock option granted under the Plans must equal or exceed the fair market value of our common stock on the date of grant, or 110% of the fair market value per share in the case of a 10% or greater stockholder.

        Stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008 has been recognized in the accompanying Statements of Operations as follows:

	2010	2009	2008
Research and development	$3,314	$2,395	$3,118
Selling, general and administrative	8,112	6,285	4,902

Total stock-based compensation expense	$11,426	$8,680	$8,020

        Effective August 24, 2010, James V. Caruso, our former Executive Vice President, Chief Commercial Officer (CCO), departed the Company. As a result of Mr. Caruso's departure, we adjusted

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

5. Stock-Based Compensation Plans (Continued)

the forfeiture rate applied to his equity compensation, which resulted in a $787,000 reversal of selling, general and administrative stock-based compensation expense during the three months ended September 30, 2010, of which $605,000 related to stock option awards and $182,000 related to restricted stock unit awards.

        Effective September 30, 2009, Pablo J. Cagnoni, M.D., our former Senior Vice President, Chief Medical Officer (CMO), resigned. As a result of his resignation, we adjusted the forfeiture rate applied to his equity compensation, which resulted in a $906,000 reversal of research and development stock-based compensation expense during the three months ended September 30, 2009, of which $699,000 related to stock option awards, $166,000 related to restricted stock awards and $41,000 related to restricted stock unit awards.

Stock Options

        The following table summarizes our stock option activity and related information:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	8,292,496	$5.83	3,823,683	$5.02
Granted	2,723,251	7.21
Exercised	(1,104,474)	3.70
Forfeited/Canceled	(1,194,444)	7.08

Outstanding at December 31, 2010	8,716,829	$6.36	4,539,454	$5.89

        The options outstanding at December 31, 2010 have a weighted average remaining contractual term of 7.4 years.

        The following table summarizes information about outstanding stock options that are fully vested and currently exercisable, and outstanding stock options that are expected to vest in the future:

	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value
As of December 31, 2010:
Options fully vested and exercisable	4,539,454	6.1	$5.89	$1,509,000
Options expected to vest, including effects of expected forfeitures	3,426,857	8.7	$6.89	44,000

Options fully vested and expected to vest	7,966,311	7.2	$6.32	$1,553,000

        The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our closing stock price of $4.61 as of December 31, 2010, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2010 was 979,925. The total intrinsic value of outstanding stock options as of December 31, 2010 was $1,565,000.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

5. Stock-Based Compensation Plans (Continued)

        The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $4,085,000, $4,583,000 and $3,168,000, respectively. We settle employee stock option exercises with newly issued common shares.

        Stock-based compensation expense related to our stock option plans was $8,981,000, $8,147,000 and $7,539,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The stock-based compensation expense amounts for the years ended December 31, 2010 and 2009 include a $605,000 and $699,000, respectively, reversal related to the departure of our former CCO and CMO discussed above. As of December 31, 2010, the unrecorded stock-based compensation balance related to stock option awards was $7,283,000 and will be recognized over an estimated weighted-average amortization period of 1.6 years.

Valuation assumptions for stock options granted during the years ended December 31, 2010, 2009 and 2008

        For stock options granted during the years ended December 31, 2010, 2009 and 2008, the majority vest 25% one year after the date of grant, and the remaining 75% in equal monthly installments thereafter over the next three years, until all such shares are vested and exercisable. Stock-based compensation is calculated according to the FASB issued accounting guidance and is expensed over the vesting period of the individual options using the graded vesting attribution method. During the years ended December 31, 2010, 2009 and 2008, we granted stock options with a weighted-average grant-date fair value of $4.07, $4.12 and $3.88 per share, respectively. The fair value of stock options granted to our employees during the years ended December 31, 2010, 2009 and 2008 was estimated on the date of each grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	2010	2009	2008
Stock option plans:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	62%	72%	74%
Risk free interest rate	2.5%	2.1%	2.9%
Expected life (years)	5.5	5.2	5.0

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

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

5. Stock-Based Compensation Plans (Continued)

Restricted Stock

        The following table summarizes activity and related information for our restricted stock, or RS, awards:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested RS at December 31, 2009	125,000	$3.72
Granted	—	—
Vested	(112,500)	3.41

Nonvested RS at December 31, 2010	12,500	$6.51

        The shares of restricted stock vest in four equal annual installments from the date of grant. The grant-date fair value of shares granted during the year ended December 31, 2008 was $75,000 based on the closing market price of the Company's common stock on the grant dates of the awards and was $7.49 for the year ended December 31, 2008. The total fair value of shares vested during the year ended December 31, 2010, 2009 and 2008 was $806,000, $869,000 and $751,000, respectively. During the years ended December 31, 2010, 2009 and 2008, we recorded stock-based compensation related to restricted stock awards of $42,000, $48,000 and $423,000, respectively. The stock-based compensation expense amounts for the year ended December 31, 2009 includes the $166,000 reversal related to the resignation of our former CMO discussed above. As of December 31, 2010, the unrecorded stock-based compensation balance related to restricted stock awards was $10,000 and will be recognized over an estimated weighted-average amortization period of 1.4 years.

        The following table summarizes activity and related information for restricted stock unit, or RSU, awards:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested RSU at December 31, 2009	155,479	$6.48
Granted	2,470,718	4.98
Vested	(38,866)	6.48
Forfeited	(95,253)	7.03

Nonvested RSU at December 31, 2010	2,492,078	$4.97

        The shares of RSU awards vest in three or four equal annual installments from the date of grant. In October 2010, we issued an aggregate of 2,016,315 RSUs to our employees under the Company's 2008 Equity Incentive Plan, as amended. The October 2010 RSU awards vest in three equal annual installments from the date of grant, subject to the employees' continued service with the Company through such vesting dates. Upon vesting of the restricted stock unit awards, we issue unrestricted shares of our common stock. The total fair value of shares vested during the year ended December 31, 2010 was $278,000. During the year ended December 31, 2010, 2009 and 2008, we recorded stock-based

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

5. Stock-Based Compensation Plans (Continued)

compensation related to restricted stock unit awards of $2,199,000, $368,000 and $0, respectively. The stock-based compensation expense amounts for the years ended December 31, 2010 and 2009 include a $182,000 and $41,000, respectively, reversal related to the departures of our former CCO and CMO discussed above. As of December 31, 2010, the unrecorded stock-based compensation balance related to restricted stock unit awards was $7,959,000 and will be recognized over an estimated weighted-average amortization period of 1.9 years.

Employee Stock Purchase Plan

        On February 28, 2001, our Board of Directors approved the Allos Therapeutics, Inc. 2001 Employee Stock Purchase Plan, or Purchase Plan, which was also approved by our stockholders on April 17, 2001. Under the Purchase Plan, we are authorized to issue up to 2,500,000 shares of common stock to qualified employees. Qualified employees can choose to have up to 10% of their annual base earnings withheld to purchase shares of our common stock during each offering period. The purchase price of the common stock is 85% of the lower of the fair market value of a share of common stock on the first day of the offering or the fair market value of a share of common stock on the last day of the purchase period. We sold 115,797, 42,063 and 22,828 shares to employees in 2010, 2009 and 2008, respectively. There were 2,101,917 shares available for sale under the Purchase Plan as of December 31, 2010. Stock-based compensation expense related to our Purchase Plan was $203,000, $117,000 and $59,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The weighted-average estimated grant date fair value of purchase awards under the Purchase Plan during the years ended December 31, 2010, 2009 and 2008 was $1.75, $2.78 and $2.59 per share, respectively.

        The fair value of purchase awards granted to our employees during the years ended December 31, 2010, 2009 and 2008 was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions:

	2010	2009	2008
Stock purchase plan:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	49%	77%	65%
Risk free interest rate	0.2%	0.4%	2.6%
Expected life (years)	0.5	0.5	0.5

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

        As a result of the FDA's approval to market FOLOTYN on September 24, 2009, we met a milestone under our license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, discussed in Note 9, which required us to make a milestone payment of $5.8 million. We capitalized the $5.8 million payment as an intangible asset and

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

6. Intangible asset, net (Continued)

began amortizing the asset following the FDA approval to market FOLOTYN. Amortization expense is being recorded on a straight line basis over the remaining expected life of the patent for FOLOTYN, which we expect to last until July 16, 2022. This includes the anticipated Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development. This term is our best estimate of the life of the patent. If, however, the Hatch-Waxman extension is not granted, the intangible asset will be amortized over a shorter period. The estimated annual amortization expense for the intangible asset is approximately $454,000 per year during 2011 through 2021 and $234,000 in 2022.

7. Income Taxes

        We have incurred net losses since inception.

        The components of our current tax benefit, for the years ended December 31, 2010 and 2009 was related to a federal and state research and experimentation income tax credit received.

        The income tax benefit computed using our net loss and the federal statutory income tax rate differs from our actual income tax benefit, primarily due to the following:

	Years ended December 31,
	2010	2009	2008
Federal income tax benefit at 35%	$(27,124)	$(25,766)	$(18,105)
State income tax (benefit), net of federal benefit	(1,921)	(1,506)	(1,449)
Stock-based compensation	2,577	1,660	555
Research and development and orphan drug credits	(979)	(503)	(1,244)
Change in valuation allowance	26,884	25,689	20,208
Other	485	349	35

Benefit for income taxes	$(78)	$(77)	$—

        The components of our deferred tax assets are as follows, as of December 31:

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$111,794	$87,765
Amortization of intangibles	1,193	1,865
Research and development and orphan drug credit carryforwards	11,421	9,915
Stock-based compensation	6,235	5,183
Other	1,942	973

Total deferred tax assets	132,585	105,701
Valuation allowance	(132,585)	(105,701)

Net deferred tax assets	$—	$—

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

        As of December 31, 2010, we had available approximately $304.7 million of net operating loss, or NOL, carryforwards, after taking into consideration NOLs expected to expire unused due to the limitations under Section 382 of the Internal Revenue Code, and which includes approximately $9.2 million of deductions related to stock-based compensation, not reflected in deferred tax assets, that are not realized as deferred tax assets until current taxes payable can be reduced. Of these NOL carryforwards, $3.9 million will expire beginning in 2011, $6.2 million in 2012 and the remaining NOL carryforwards expire in 2018 through 2030. In addition, as of December 31, 2010, we had research and development credit and orphan drug credit carryforwards, after taking into consideration the Section 382 limitation, of $4.8 million and $6.6 million, respectively, to offset future regular tax expense. Since the Company's formation, it has raised capital through the issuance of capital stock on several occasions which, combined with shareholders' subsequent disposition of those shares, has resulted in four changes of control in 1994, 1998, 2001 and 2005, as defined by Section 382. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% within a three-year period. As a result of the most recent ownership change in 2005, utilization of approximately $59.9 million of NOL carryforwards generated prior to the latest change are subject to an annual limitation of approximately $2.2 million under Section 382, determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. Additionally, we have a recognized built-in gain that increased the annual limitation by $3.3 million for each of the five years after the 2005 ownership change. Any unused annual limitation may be carried over to subsequent years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of the Company's net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Our NOL carryforwards reflected above are adjusted to remove the portion that will expire due to the limitation. Subsequent ownership changes, as defined in Section 382, could further limit the amount of our NOL carryforwards and research and development credits that can be utilized annually to offset future taxable income.

        Tax positions must initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the periods from December 31, 1993 through December 31, 2010, the tax periods which remain subject to examination by major tax jurisdictions as of December 31, 2010.

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

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

8. Employee Benefit Plan

        We maintain a defined contribution plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. We provided a 50% match of employees' contributions up to $5,000 per employee per year. We made total contributions of $544,000, $356,000 and $246,000 during the years ended December 31, 2010, 2009 and 2008, respectively. Company contributions are fully vested after four years of employment.

9. Commitments and Contingencies

Lease Commitments

        We lease offices and automobiles under agreements that expire at various dates through 2013. These office leases contain clauses for renewal at our option for one additional three year term. Total office rent expense for the years ended December 31, 2010, 2009 and 2008 was $743,000, $786,000 and $715,000, respectively.

        The aggregate future minimum rental commitments as of December 31, 2010, for non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year Ending December 31:
2011	$1,271
2012	453
2013	68

Total	$1,792

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

Contingencies

        We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners, contractors, clinical sites and suppliers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or the use of our product candidates. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The estimated fair value of the indemnification provisions of these agreements is minimal as of December 31, 2010, and accordingly, we have no corresponding liabilities recorded as of December 31, 2010.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

10. Quarterly Information (Unaudited)

        The results of operations on a quarterly basis for the years ended December 31, 2010 and 2009 were as follows:

	March 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010(1)	March 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009
Net product sales	$7,407	$7,885	$8,230	$11,705	$—	$—	$—	$3,585
Operating costs and expenses:
Cost of sales, excluding amortization expense presented below	689	752	889	1,317	—	—	—	408
Research and development	9,285	6,522	7,249	8,303	8,360	8,776	7,538	7,944
Selling, general and administrative	17,932	20,517	18,702	21,631	6,963	8,037	11,327	18,121
Amortization of intangible asset	113	114	113	114	—	—	7	114

Total operating costs and expenses	28,019	27,905	26,953	31,365	15,323	16,813	18,872	26,587
Operating loss	(20,612)	(20,020)	(18,723)	(19,660)	(15,323)	(16,813)	(18,872)	(23,002)
Interest and other income, net	65	66	(129)	1,518	173	6	125	76

Loss before income taxes	(20,547)	(19,954)	(18,852)	(18,142)	(15,150)	(16,807)	(18,747)	(22,926)
Income tax benefit	—	—	78	—	—	—	77	—

Net loss	$(20,547)	$(19,954)	$(18,774)	$(18,142)	$(15,150)	$(16,807)	$(18,670)	$(22,926)

Net loss per share: basic and diluted	$(0.20)	$(0.19)	$(0.18)	$(0.17)	$(0.19)	$(0.19)	$(0.21)	$(0.22)

Weighted average shares: basic and diluted	104,602,134	105,187,206	105,320,554	105,373,147	81,096,293	89,011,044	89,543,949	102,007,968

(1)
Net product sales for the fourth quarter includes a one-time increase of approximately $1.1 million related to a change in revenue recognition methodology. Prior to the fourth quarter, we recognized revenue on the basis of demand sales. During the fourth quarter, we began recognizing revenue on the basis of factory sales as we established a sufficient history in order to reasonably estimate returns in accordance with GAAP. The $1.1 million one-time increase in net product sales represents the cumulative difference between factory sales and demand sales at the end of the third quarter, or deferred revenue, less applicable gross to net sales adjustments.

In October 2010, we received the Therapeutic Discovery Tax Credit, which we elected to receive in the form of a cash payment, or grant totaling approximately $1,467,000 and which was recorded in Interest and other income, net in the fourth quarter.

11. Subsequent Events

        We have evaluated all subsequent events through the date which these financial statements were issued.

        In January 2011, we implemented a strategic reduction of our workforce by approximately 13%, or 25 employees. Personnel reductions were primarily focused in research and development and general and administrative functions. We plan to maintain our current level of personnel in sales and marketing. The restructuring was a result of our decision to prioritize our resources on the development and commercialization of FOLOTYN for the treatment of PTCL, cutaneous T-cell lymphoma and other hematologic malignancies, and to manage our operating costs and expenses accordingly. We expect to incur total restructuring charges of approximately $0.7 million in connection with the restructuring, all in the form of one-time termination benefits. We expect to record substantially all of these charges in the first quarter of 2011.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Number	Filed Herewith
3.01		Amended and Restated Certificate of Incorporation.	8-K	7/20/2009	3.1
3.02		Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	7/20/2009	3.2
3.03		Certificate of Amendment to Restated Certificate of Incorporation.	8-K	7/20/2009	3.3
3.04		Certificate of Amendment to the Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	7/20/2009	3.4
3.05		Certificate of Amendment to Restated Certificate of Incorporation.	8-K	6/25/2010	3.1
3.06		Amended and Restated Bylaws of Allos Therapeutics, Inc.	8-K	6/25/2007	3.04
4.01		Form of Common Stock Certificate.	S-1/A	3/17/2000	4.01
4.02		Reference is made to Exhibits 3.01, 3.02, 3.03, 3.04 and 3.05.
4.03		Rights Agreement dated May 6, 2003 between Allos and Mellon Investor Services LLC.	8-K	5/9/2003	99.2
4.04		Form of Rights Certificate.	8-K	5/9/2003	99.3
4.05		Amendment to Rights Agreement dated March 4, 2005 between Allos and Mellon Investor Services LLC.	8-K	3/4/2005	4.06
4.06		Amendment to Rights Agreement dated January 29, 2007 between Allos and Mellon Investor Services LLC.	8-K	1/30/2007	4.1
4.07		Amendment to Rights Agreement, dated as of July 17, 2009, between Allos and Mellon Investor Services LLC.	8-K	7/20/2009	4.1
10.1	†	Form of Amended and Restated Indemnity Agreement between Allos and each of its directors and officers.	8-K	6/25/2007	10.01
10.2	†	1995 Stock Option Plan, as amended.	S-1	1/26/2000	10.11
10.3	†	2000 Stock Incentive Compensation Plan, as amended.	8-K	12/22/2005	10.1
10.3.1	†	Form of Incentive Stock Option Letter Agreement under 2000 Stock Incentive Compensation Plan.	8-K	2/11/2005	99.1
10.3.2	†	Form of Nonqualified Stock Option Letter Agreement under 2000 Stock Incentive Compensation Plan.	8-K	2/11/2005	99.2

			Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Number	Filed Herewith
10.3.3	†	Form of Nonqualified Stock Option Letter Agreement for Non-Employee Directors under 2000 Stock Incentive Compensation Plan.	8-K	2/24/2006	10.1
10.4	†	2001 Employee Stock Purchase Plan, as amended and restated effective December 13, 2010.				X
10.4.1	†	2001 Employee Stock Purchase Plan Offering (Series Beginning July 1, 2007).	8-K	6/25/2007	10.12.1
10.5	*	Office Lease dated April 4, 2001 between Allos and Catellus Development Corporation.	10-Q	8/14/2001	10.27
10.5.1	*	Amended and Restated Second Amendment to Lease dated December 9, 2002 between Allos and Catellus Development Corporation.	10-K	3/28/2003	10.27.1
10.5.2	*	Third Amendment to Lease dated November 28, 2003 between Allos and Catellus Development Corporation.	10-K	3/5/2004	10.27.2
10.5.3	*	Fifth Amendment to Office Lease Agreement dated June 16, 2008 between Allos and Circle Point Properties, LLC.	10-Q	8/5/2008	10.5.3
10.6		Securities Purchase Agreement dated March 2, 2005 between Allos and the Investors listed on the signature pages thereto.	8-K/A	3/10/2005	10.41
10.7		Registration Rights Agreement dated March 4, 2005 between Allos and the Investors listed on Schedule I thereto.	8-K/A	3/10/2005	10.42
10.8		Letter Agreement dated March 4, 2005 among Allos, Warburg Pincus Private Equity VIII, L.P., Warburg Pincus & Co. and Warburg Pincus LLC.	8-K	3/4/2005	10.43
10.9	†	Summary of Compensation Arrangements for Non-Employee Directors.	10-Q	8/4/2009	10.1
10.10	†	Restricted Stock Award Agreement dated March 9, 2006 between Allos and Paul L. Berns.	8-K	3/14/2006	10.2
10.11	†	2006 Inducement Award Plan, including forms of Stock Option Grant Notice with Stock Option Agreement and Restricted Stock Grant Notice with Restricted Stock Grant Agreement.	8-K	6/6/2006	10.1
10.12	*	License Agreement for 10-Propargyl-10-Deazaaminopterin "PDX" dated December 23, 2002 and amended May 9, 2006 between Allos and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	10-K	3/1/2010	10.13

			Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Number	Filed Herewith
10.12.1	*	Second Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin "PDX" dated November 6, 2007 between Allos and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	10-K	3/1/2010	10.13.1
10.13	†	Corporate Bonus Plan, as amended and restated effective September 15, 2008.	10-Q	11/5/2008	10.1
10.14	†	Second Amended and Restated Employment Agreement, effective December 13, 2007, between Allos and Paul L. Berns.	10-K	2/27/2008	10.20
10.14.1	†	First Amendment to Second Amended and Restated Employment Agreement, effective as of May 20, 2009, between Allos and Paul L. Berns.	8-K	5/22/2009	10.1
10.14.2	†	Second Amendment to Second Amended and Restated Employment Agreement, effective as of March 2, 2011, between Allos and Paul L. Berns.				X
10.15	†	Amended and Restated Employment Agreement, effective December 13, 2007, between Allos and James V. Caruso.	10-K	2/27/2008	10.22
10.15.1	†	First Amendment to Amended and Restated Employment Agreement, dated as of May 20, 2009, between Allos and James V. Caruso.	8-K	5/22/2009	10.3
10.15.2	†	Release Agreement, dated as of October 22, 2010, between Allos and James V. Caruso.	8-K	10/22/2010	10.3
10.16	†	Second Amended and Restated Employment Agreement, effective June 2, 2010, between Allos and Marc H. Graboyes.	8-K	6/3/2010	10.1
10.16.1	†	First Amendment to Second Amended and Restated Employment Agreement, effective as of March 2, 2011, between Allos and Marc H. Graboyes.				X
10.17	†	Executive Compensation and Equity Awards.	8-K	2/26/2010	10.1
10.18	†	Allos Therapeutics, Inc. 2008 Equity Incentive Plan, as amended.	8-K	6/25/2010	10.1
10.18.1	†	Form of Option Grant Notice and Agreement under the 2008 Equity Incentive Plan.	S-8	6/24/2008	99.2
10.18.2	†	Form of Restricted Stock Award Grant Notice and Agreement under the 2008 Equity Incentive Plan.	S-8	6/24/2008	99.3
10.18.3	†	Form of Restricted Stock Unit Grant Notice and Agreement under the 2008 Equity Incentive Plan.	8-K	2/27/2009	10.2
10.18.4	†	Form of Restricted Stock Unit Grant Notice and Agreement under the 2008 Equity Incentive Plan.	8-K	10/22/2010	10.2
10.19	†	Allos Therapeutics, Inc. Severance Benefit Plan, as amended and restated effective December 13, 2010.				X

			Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Number	Filed Herewith
10.19.1	†	Allos Therapeutics, Inc. Change in Control Severance Benefit Schedule, as amended and restated effective February 23, 2008.	8-K	2/27/2009	10.4
10.19.2	†	Allos Therapeutics, Inc. Amendment No. 1 to Change in Control Severance Benefit Schedule, adopted May 19, 2009.	8-K	5/22/2009	10.5
10.20	†	Employment Agreement, effective June 25, 2009, between the Company and David C. Clark.	8-K	6/26/2009	10.1
10.20.1	†	First Amendment to Employment Agreement, effective as of March 2, 2011, between Allos and David C. Clark.				X
10.21		Employment Agreement, effective April 26, 2010, between the Company and Charles Q. Morris.	8-K	4/27/2010	10.1
10.21.1	†	First Amendment to Employment Agreement, effective as of March 2, 2011, between Allos and Charles Q. Morris.				X
10.22	†	Employment Agreement, effective September 16, 2010, between Allos and Bruce K. Bennett, Jr.	8-K	9/17/2010	10.1
10.22.1	†	First Amendment to Employment Agreement, effective as of March 2, 2011, between Allos and Bruce K. Bennett, Jr.				X
10.23	†	Employment Agreement, effective September 16, 2010, between Allos and Michael E. Schick.	8-K/A	9/17/2010	10.1
10.23.1	†	First Amendment to Employment Agreement, effective as of March 2, 2011, between Allos and Michael E. Schick.				X
10.24	†	Employment Agreement, effective April 29, 2009, between Allos and Bruce A. Goldsmith.	8-K/A	9/17/2010	10.2
10.24.1	†	First Amendment to Employment Agreement, effective May 22, 2009, between Allos and Bruce A. Goldsmith.	8-K/A	9/17/2010	10.3
10.24.2	†	Second Amendment to Employment Agreement, effective as of March 2, 2011, between Allos and Bruce A. Goldsmith.				X
10.25	†	Executive Equity Awards.	8-K	10/22/2010	10.1
23.01		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				X
23.02		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X
24.01		Power of Attorney (included on signature page hereto).				X
31.01		Rule 13a-14(a)/15d-14(a) Certification.				X

Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Number	Filed Herewith
31.02		Rule 13a-14(a)/15d-14(a) Certification.				X
32.01	#	Section 1350 Certification.				X

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