Form 10-Q
period 2011-03-31
ALLOS THERAPEUTICS INC
filed 2011-05-10
CIK 1097264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2011.

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

As of May 6, 2011, there were 105,613,843 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.

BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$49,085	$48,164
Short-term investments	30,332	50,334
Restricted cash	238	238
Accounts receivable	12,970	12,076
Inventory	178	178
Prepaid expenses and other assets	3,354	2,180
Total current assets	96,157	113,170
Property and equipment, net	2,091	2,245
Long-term investments	—	67
Intangible asset, net	5,112	5,225
Other assets	—	49
Total assets	$103,360	$120,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,553	$4,931
Accrued liabilities	14,132	17,627
Total current liabilities	16,685	22,558
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,500,000 shares designated from authorized preferred stock; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 105,582,700 and 105,493,546 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	106	105
Additional paid-in capital	552,402	548,722
Accumulated deficit	(465,833)	(450,629)
Total stockholders’ equity	86,675	98,198
Total liabilities and stockholders’ equity	$103,360	$120,756

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2011	2010

Net product sales	$10,864	$7,407

Operating costs and expenses:
Cost of sales, excluding amortization expense	943	689
Research and development	7,497	9,285
Selling, general and administrative	17,552	17,932
Amortization of intangible asset	113	113
Total operating costs and expenses	26,105	28,019
Operating loss	(15,241)	(20,612)
Interest and other income, net	38	65
Net loss	$(15,203)	$(20,547)
Net loss per share: basic and diluted	$(0.14)	$(0.20)
Weighted average shares: basic and diluted	105,527,387	104,602,134

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(15,203)	$(20,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	198	215
Stock-based compensation expense	3,672	2,907
Amortization of intangible asset	113	113
Changes in operating assets and liabilities:
Accounts receivable	(894)	(3,410)
Prepaid expenses and other assets	(1,125)	(378)
Interest receivable on investments	50	(75)
Inventory	—	(217)
Trade accounts payable	(2,379)	742
Accrued liabilities	(3,500)	(2,658)
Net cash used in operating activities	(19,068)	(23,308)
Cash Flows From Investing Activities:
Acquisition of property and equipment	(39)	(191)
Purchases of investments	—	(45,197)
Proceeds from maturities of investments	20,020	9,496
Net cash provided by (used in) investing activities	19,981	(35,892)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock associated with stock options	8	2,359
Proceeds from issuance of common stock, net of issuance costs	—	32
Net cash provided by financing activities	8	2,391
Net increase (decrease) in cash and cash equivalents	921	(56,809)
Cash and cash equivalents, beginning of period	48,164	141,185
Cash and cash equivalents, end of period	$49,085	$84,376
Supplemental Schedule of Cash and Non-cash Activities:
Deferred revenue in accounts receivable	$—	$481
Assets recorded for which payment has not yet occurred	6	104

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars shown in tables are in thousands, except per share amounts)

(unaudited)

1.                 Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2010 for a broader discussion of our business and the opportunities and risks inherent in such business.

Liquidity

As of March 31, 2011, we had $79.4 million in cash, cash equivalents, and investments. Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments as of March 31, 2011, together with the upfront payment associated with our strategic collaboration with Mundipharma International Corporation Limited, as discussed in Note 12 “Subsequent Events”, will be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.

Our ability to achieve profitability is dependent on our ability, alone or with partners, to significantly increase sales of FOLOTYN for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL, in the United States.  The amount of our future product sales are subject to significant uncertainty.  We may never generate sufficient revenue from product sales to become profitable.

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

•                  the timing and costs associated with conducting preclinical and clinical development of FOLOTYN, including the post-approval clinical studies required by the U.S. Food and Drug Administration, or FDA;

•                  the timing and costs associated with our evaluation of, and decisions with respect to, the potential development of FOLOTYN for additional therapeutic indications;

•                  the timing, costs and revenue associated with our strategic collaboration with Mundipharma for the co-development of FOLOTYN globally and commercialization outside the United States and Canada; and

•                  our evaluation of, and decisions with respect to, potential in-licensing or product acquisition opportunities or other strategic alternatives.

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

2.                 Fair Value of Financial Instruments

Cash, Cash Equivalents and Investments

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The carrying values of our cash equivalents and investments approximate their market values based on quoted market prices. Investments are classified as held to maturity and are carried at cost plus accrued interest. Our cash and cash equivalents are maintained in a financial institution in amounts that, at times, may exceed federally insured limits. The weighted average duration of the remaining time to maturity for our portfolio of investments as of March 31, 2011 was approximately two months.  As of March 31, 2011, our investments were held in a variety of interest-bearing instruments, consisting mainly of U.S. Treasury bills. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of March 31, 2011.

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

We have no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of March 31, 2011.  Our financial instruments include cash and cash equivalents, investments, accounts receivable, prepaid expenses, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate their fair value due to their short maturities. The carrying value of our cash held in money market funds totaling $47.7 million as of March 31, 2011 is included in cash and cash equivalents on our Balance Sheet and approximates market values based on quoted market prices, or Level 1 inputs.

The carrying value of investments consisted of the following as of March 31, 2011:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term held-to-maturity securities:
U.S. Treasury bills	$29,991	$23	$—	$30,014
Corporate notes	306	11	—	317
U. S. Government agency securities	273	5	—	278
Sub-total	$30,570	$39	$—	$30,609
Less: Amounts classified as restricted cash	(238)	—	—	(238)
Total due in one year or less	$30,332	$39	$—	$30,371

The carrying value of investments consisted of the following as of December 31, 2010:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term held-to-maturity securities:
U.S. Treasury bills and notes	$50,063	$11	$1	$50,073
U. S. Government agency securities	271	6	—	277
Total due in one year or less	$50,334	$17	$1	$50,350

Long-term held-to-maturity securities:
Corporate notes	$305	$11	$—	$316
Less: Amounts classified as restricted cash	(238)	—	—	(238)
Total due in one to three years	$67	$11	$—	$78

We had no realized losses on our investments during the three months ended March 31, 2011 or 2010.  Market values were determined for each individual security in the investment portfolio.  If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. Additionally, management assesses whether it intends to sell or would more-likely-than-not not be required to sell the investment before the expected recovery of the amortized cost basis. We do not intend to sell and believe it is more-likely-than-not that we will not be required to sell the investment before recovery of its amortized cost basis.  There were no investments in an unrealized loss position as of March 31, 2011.   All of the investments as of December 31, 2010 that were in a loss position, have been in a continuous unrealized loss position for less than 12 months.  As of December 31, 2010, we have an unrealized loss of $1,000 on one of our U.S. Treasury bill investments with an aggregate fair value of $10.0 million.  As of December 31, 2010, no other than temporary impairment has been recorded on any of our investments since these unrealized losses are on U.S. government issued securities maturing within one year. The decline in value of the investments as of December 31, 2010 was caused by primarily by changes in interest rates.  We do not intend to sell and we do not believe that it is more likely than not that we will be required to sell our investments before recovering the cost of securities, nor do we expect not to recover the entire amortized cost basis of our investments as of March 31, 2011.  We have the ability and intent to hold our remaining investments to recover the entire amortized cost basis of the investments as of March 31, 2011.

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

Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense.  We have remaining supplies of FOLOTYN drug substance and drug product that are not recorded as inventory on our Balance Sheet as of March 31, 2011 because they were purchased prior to FDA approval.   Accordingly, our cost of sales will be lower with respect to product manufactured prior to FDA approval.  Until we sell these supplies for which the costs were previously expensed, our cost of sales will reflect only incremental costs incurred subsequent to the FDA approval date.

Inventory consisted of:

	March 31, 2011	December 31, 2010
Work in process	$252	$254
Finished goods	37	38
	289	292
Less reserve	(111)	(114)
Total inventory	$178	$178

4.                 Prepaid Expenses and Other Assets

Prepaid expenses and other assets are comprised of the following:

	March 31, 2011	December 31, 2010
Prepaid sales, marketing and medical affairs expenses	$2,186	$1,308
Prepaid expenses and other assets	939	650
Prepaid research and development expenses	229	222
	$3,354	$2,180

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

As a result of the FDA’s approval to market FOLOTYN on September 24, 2009, we met a milestone under our license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, discussed in Note 10, which required us to make a milestone payment of $5.8 million. We capitalized the $5.8 million payment as an intangible asset and began amortizing the asset immediately following the FDA approval of FOLOTYN. Amortization expense is being recorded on a straight line basis over the remaining expected life of the patent for FOLOTYN, which we expect to last until July 16, 2022. This includes the anticipated Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development. This term is our best estimate of the life of the patent. If, however, the Hatch-Waxman extension is not granted, the intangible asset will be amortized over a shorter period. Amortization expense of $113,000 for both the three months ended March 31, 2011 and 2010 was recorded as amortization of intangible asset in the Statement of Operations.  The estimated annual amortization expense for the intangible asset is approximately $454,000 per year during 2011 through 2021 and $234,000 in 2022.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred.  No trigger events occurred for the three months ended March 31, 2011 on the $5,112,000 of intangible asset, net.

6.                 Accrued Liabilities

Accrued liabilities are comprised of the following:

	March 31, 2011	December 31, 2010
Accrued royalties, government rebates, chargebacks, returns and distribution fees	$3,674	$3,849
Accrued sales and marketing expenses	3,419	3,536
Accrued personnel costs	3,285	6,103
Accrued research and development expenses	2,151	2,762
Accrued expenses—other	1,603	1,377
	$14,132	$17,627

In January 2011, we implemented a strategic reduction of our workforce by approximately 13%, or 25 employees.  Personnel reductions were primarily focused in research and development and general and administrative functions.  The restructuring was a result of our decision to prioritize our resources on the development and commercialization of FOLOTYN for the treatment of PTCL, cutaneous T-cell lymphoma and other hematologic malignancies, and to manage our operating costs and expenses.  During the first quarter of 2011, we incurred total restructuring charges of approximately $570,000, of which $304,000 and $266,000 were recorded in research and development and sales, general and administrative expenses, respectively, in connection with the restructuring, all in the form of one-time termination benefits.  As of March 31, 2011, approximately $5,000 remains accrued for termination benefits to be paid within three months and is included in the accrued personnel costs above.

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

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party.  Title to the product passes upon delivery to our distributors, when the risks and rewards of ownership are assumed by the distributor (freight on board destination).  These distributors then resell FOLOTYN to the patients’ respective health care providers.  Prior to the fourth quarter of 2010, product sales to distributors were recorded as deferred revenue until the product was sold through from our distributors to health care providers because we did not have sufficient history to be able to reasonably estimate returns.  Beginning in the fourth quarter of 2010, we began recognizing revenue as product is sold to distributors as we established a sufficient history in order to reasonably estimate returns from our distributors.  We monitor inventory levels within our distribution channel and sales to end users, or health care providers, to determine whether deferral of sales is required.  No such deferrals were recorded at March 31, 2011.

Net Product Sales

We estimate gross to net sales adjustments based upon analysis of third-party information, including information obtained from our primary distributors with respect to their inventory levels and sell-through to the distributors’ customers.

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

Product Returns

Our distributors’ contractual return rights are limited to defective product or product that was shipped in error.  Returns are not allowed for expired product.  Given these limited contractual return rights, the price of FOLOTYN and the limited number of patients in the United States, FOLOTYN distributors and their customers generally carry limited inventory.  We estimated product returns for FOLOTYN of 1% of gross product sales based upon actual returns history within our distribution channel, which were consistent with historical trends of product returns for similar companies in the pharmaceutical industry.  The actual returns history within our distribution channel is derived from third-party information obtained from certain distributors with respect to their inventory levels and sell-through to the distributors’ customers.  We will continue to monitor the historical trend of returns, including the impacts on this trend of product expiry dates and may be required to make future adjustments to our estimates.  Through March 31, 2011, product returns have been negligible.  See activity for the three month periods ended March 31, 2011 and 2010 in the tables below.

Medicaid Rebates

Our product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. We record estimated rebates payable under governmental programs, including Medicaid, as a reduction of revenue at the time revenues are recorded. Our calculations related to these rebate accruals require estimates, including estimates of customer mix primarily based on a combination of market and clinical research, to determine which sales will be subject to rebates and the amount of such rebates. During the first quarter of 2010, we obtained additional market research and were able to refine our estimated Medicaid utilization, which resulted in a reversal of Medicaid rebate allowances related to 2009 sales totaling $208,000.  Our estimate of utilization is based on market research and information about our expected patient population.  Through March 31, 2011, we have not had sufficient claims from states for rebates with which to update our estimate.  However, when we have sufficient claims history, we will consider such history in our estimate which could result in a change in our estimate.  We also consider any legal interpretations of the applicable laws related to Medicaid and qualifying federal and state government programs and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates.  In March 2010, the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Affordability Reconciliation Act of 2010, or PPACA, was enacted, which increased the Medicaid rebate percentage from 15.1% to 23.1%, retroactive to January 1, 2010.  In addition, the states’ ability to early adopt portions of PPACA, and any implementing regulations, could impact future estimates related to our Medicaid rebate allowances. We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. For reference purposes, a 10% to 20% increase in the Medicaid utilization percentage within our patient population as of March 31, 2011, would result in an approximate $896,000 to $1,791,000 reduction in cumulative net product sales.

Government Chargebacks

Our products are subject to certain programs with federal government qualified entities whereby pricing on products is discounted below distributor list price to participating entities. These entities purchase products through distributors at the discounted price, and the distributors charge the difference between their acquisition cost and the discounted price back to us. We account for chargebacks by establishing an accrual at the time of product sale in an amount equal to our estimate of chargeback claims to be received from qualified entities.   We do not expect the impact of the 340B program expansion included in the PPACA to significantly change our estimated government chargeback accruals because drugs approved under an Orphan Drug designation were specifically excluded from the provisions of the PPACA.  The FDA has awarded orphan drug status to FOLOTYN for the treatment of patients with T-cell lymphoma, which includes patients with relapsed or refractory PTCL. Given our commercial launch in January 2010 and the impact of the PPACA during the first half of 2010, our historical chargeback claims data through March 31, 2011 has not been representative of recent qualified entity utilization.  Therefore, we have not updated our expected utilization of the allowable discounted pricing by qualified entities. We also evaluate previously recorded chargebacks based on data regarding specific entities’ lack of claim activity over time.

As a result of this evaluation, during the three months ended March 31, 2011 we recorded a reversal of government chargeback allowances related to 2010 sales totaling $301,000.  Due to estimates and assumptions inherent in determining the amount of government chargebacks, the actual amount of claims for chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly.

A reconciliation of gross to net product sales for the three months ended March 31, 2011 and 2010 and balances and activity in the deferred revenue account for the three months ended March 31, 2010 are as follows:

	Three Months Ended March 31,
	2011	2010

Gross product sales	$12,072	$8,220
Gross to Net Sales Adjustments
Government rebates and chargebacks	(742)	(574)
Distribution fees	(345)	(239)
Product returns allowance	(121)	—
Net product sales	$10,864	$7,407

Deferred revenue, beginning of the period		$669
Gross product sales to distributors		8,701
Less: Gross product sales recognized		(8,220)
Deferred revenue, end of the period		$1,150

Balances and activity in the government rebates and chargebacks and distribution fees payable accounts for the three months ended March 31, 2011 and 2010 are as follows:

	Product Returns	Government Rebates and Chargebacks	Distribution Fees
Balance at December 31, 2009	$—	$487	$86
Reserve for current period sales	—	782	239
Change in estimate for prior period sales	—	(208)	—
Credits/payments made for prior period sales	—	(249)	(77)
Credits/payments made for current period sales	—	(99)	(100)
Balance at March 31, 2010	$—	$713	$148

Balance at December 31, 2010	$428	$2,224	$263
Reserve for current period sales	121	1,043	345
Change in estimate for prior period sales	—	(301)	—
Credits/payments made for prior period sales	—	(374)	(197)
Credits/payments made for current period sales	—	(591)	(178)
Balance at March 31, 2011	$549	$2,001	$233

Major Customers and Concentration of Credit Risk

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party and are detailed below, without requiring collateral.  We periodically assess the financial strength of these customers and establish allowances for anticipated losses, if necessary.  Substantially all of our sales for the three months ended March 31, 2011 and 2010 were made in the United States.

	% of total trade accounts receivable at		% of total gross product sales for the three months ended March 31,
	March 31, 2011	December 31, 2010	2011	2010
Customer A	49.6%	53.8%	49.7%	51.6%
Customer B	22.3%	23.1%	24.3%	22.9%
Customer C	27.5%	22.3%	25.4%	25.3%

Cost of sales

Cost of sales, excluding amortization expense, includes cost of product sold, royalties, inventory packaging and labeling, warehousing and shipping costs associated with FOLOTYN product sales.  See discussion in Note 10 regarding the 8% current royalty rates under our license agreement for FOLOTYN.  Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense.  Accordingly, our cost of sales will be lower with respect to product manufactured prior to FDA approval.  Until we sell these supplies for which the costs were previously expensed, our cost of sales will reflect only incremental costs incurred subsequent to the FDA approval date.

8.                 Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2011 and 2010 has been recognized in the accompanying Statements of Operations as follows:

	Three Months Ended March 31,
	2011	2010
Research and development	$1,158	$682
Selling, general and administrative	2,514	2,225
Total stock-based compensation expense	$3,672	$2,907

We did not recognize a related tax benefit during the three months ended March 31, 2011 and 2010, as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of March 31, 2011.  No stock-based compensation expense was capitalized on our Balance Sheet as of March 31, 2011 and December 31, 2010.

Stock-based compensation expense by equity award type for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010
Stock options	$1,784	$2,605
Restricted stock units	1,857	225
Restricted stock	2	26
Employee stock purchase plan	29	51
Total stock-based compensation expense	$3,672	$2,907

As of March 31, 2011, the unrecorded stock-based compensation balance and estimated weighted-average amortization period by equity award type was as follows:

	Unrecorded stock-based compensation balance	Weighted- average amortization period
Stock options	$5,630	1.6
Restricted stock units	13,001	1.9
Restricted stock	8	1.2
Employee stock purchase plan	20	0.3

Stock Options

The following table summarizes activity and related information for stock option awards granted under our equity incentive plans:

	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	8,716,829	$6.36		4,539,454	$5.89
Granted	105,000	2.81	$1.57
Exercised	(2,500)	3.14
Forfeited/Canceled	(627,001)	6.66
Outstanding at March 31, 2011	8,192,328	$6.30		5,056,654	$6.03

The following table summarizes information about outstanding stock options that are fully vested and currently exercisable, and outstanding stock options that are expected to vest in the future:

	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value
As of March 31, 2011:
Options fully vested and exercisable	5,056,654	5.8	$6.03	$261,000
Options expected to vest, including effects of expected forfeitures	2,584,545	8.5	$6.75	31,000
Options fully vested and expected to vest	7,641,199	6.7	$6.27	$292,000

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our closing stock price of $3.16 as of March 31, 2011, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.  The total number of in-the-money options exercisable as of March 31, 2011 was 802,705.

The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $0 and $2,318,000, respectively, determined as of the date of option exercise.  We settle employee stock option exercises with newly issued common shares.  No tax benefits were realized by us in connection with these exercises during the three months ended March 31, 2011 and 2010 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of March 31, 2011.

Restricted Stock Awards

The following table summarizes activity and related information for restricted stock unit, or RSU, awards:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested RSU at December 31, 2010	2,492,078	$4.97
Granted	2,319,824	3.34
Vested	(91,654)	7.25
Forfeited	(159,807)	4.27
Nonvested RSU at March 31, 2011	4,560,441	$4.12

The shares of RSUs vest in three or four equal annual installments from the date of grant. Upon vesting of the restricted stock unit awards, we issue unrestricted shares of our common stock.  The total fair value of shares vested during the three months ended March 31, 2011 and 2010 was $298,000 and $230,000, respectively.

The following table summarizes activity and related information for restricted stock, or RS, awards:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested RS at December 31, 2010	12,500	$6.51
Granted	—	—
Vested	(7,500)	5.85
Forfeited	(5,000)	7.49
Nonvested RS at March 31, 2011	—	$—

The shares of RS vest in four equal annual installments from the date of grant.  The total fair value of shares vested during the three months ended March 31, 2011 and 2010 was $35,000 and $598,000, respectively.

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

Diluted net loss per share is the same as basic net loss per share for all periods presented because any potential dilutive common shares were anti-dilutive due to our net loss (as including such shares would decrease our basic net loss per share). Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because we reported a net loss for the three months ended March 31, 2011 and 2010, all potentially dilutive common shares have been excluded from the computation of the dilutive net loss per share for all periods presented. Such potentially dilutive common shares consist of the following:

	March 31,
	2011	2010
Common stock options	8,192,328	9,373,841
Unvested restricted stock units	4,560,441	454,026
Unvested restricted stock	—	42,500
	12,752,769	9,870,367

10.          Commitments and Contingencies

Royalty and License Fee Commitments

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and have made aggregate milestone payments of $2.5 million based on the passage of time. Additionally, in May and September 2009, we made milestone payments of $1.5 million based on the FDA accepting our New Drug Application for review and $5.8 million based on the FDA approval to market FOLOTYN, respectively.  The up-front license fee and all milestone payments under the agreement prior to FDA approval to market FOLOTYN were recorded to research and development expense as incurred.  As discussed in Note 5, the $5.8 million milestone payment based on the FDA approval was capitalized as an intangible asset and is being amortized over the expected useful life of the composition of matter patent for FOLOTYN, which we expect to last until July 16, 2022. The only remaining potential milestone payment under the license agreement is for $3.5 million upon regulatory approval to market FOLOTYN in Europe, which, if made would be capitalized and amortized over the expected useful life of the licensed patents. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors royalties based on graduated annual levels of net sales of FOLOTYN to our distributors, net of actual rebates and chargebacks, or distributor sales, which may be different than our net product revenue recognized in accordance with U.S. generally accepted accounting principles, or GAAP, or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.  Royalties are 8% of annual distributor sales up to $150.0 million; 9% of annual distributor sales of $150.0 million through $300.0 million; and 11% of annual distributor sales in excess of $300.0 million.  For the three months ended March 31, 2011 and 2010, our royalties were 8% of our net distributor sales.  As of March 31, 2011, accrued royalties were $890,000 and are included in accrued liabilities on the Balance Sheet.

11.   Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board, or FASB, completed an accounting standards update entitled “Milestone Method of Revenue Recognition.” This standard allows the milestone method to be used in the application of the proportional performance model when applied to revenue arrangements. Under this pronouncement an accounting policy election can be made to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This standard is effective for us beginning January 1, 2011, and may be applied either prospectively to milestones achieved after the adoption date or retrospectively for all periods presented. We do not believe that this standard will have a significant effect on our financial statements.

In October 2009, the FASB issued an accounting standards update entitled “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” This standard prescribes the accounting treatment for arrangements that contain multiple-deliverable elements and may enable us to account for products or services, or deliverables, separately rather than as a single unit in certain circumstances.  Prior to this standard, only certain types of evidence were acceptable for determining the relative selling price of the deliverables under an arrangement. If that evidence was not available, the deliverables were treated as a single unit of accounting. This updated standard expands the nature of evidence which may be used to determine the relative selling price of separate deliverables to include estimation. This standard is applicable to our arrangements entered into or materially modified after December 31, 2010. This standard did not have a significant effect on our March 31, 2011 financial statements.  We are currently evaluating the impact of this standard with respect to the strategic collaboration discussed in Note 12 below.

12.    Subsequent Event

In May 2011, we entered into a strategic collaboration agreement to co-develop FOLOTYN with Mundipharma International Corporation Limited.  Under the agreement, we retain full commercialization rights for FOLOTYN in the United States and Canada, with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world.  Under the agreement, we will receive an upfront payment of $50 million and potential regulatory and commercial progress- and sales-dependent milestone payments of up to $310.5 million.  Of the $50 million upfront payment, 20%, or $10 million, will be payable by Allos to the licensors of FOLOTYN under the terms of our license agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute.  We are also entitled to receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories.  Allos and Mundipharma will jointly fund worldwide development costs, initially on a 60:40 basis, respectively; which will change to a 50:50 basis if certain pre-defined milestones are achieved, including approval to market FOLOTYN for relapsed or refractory PTCL by the European Union.  The parties’ development funding will support jointly agreed-upon clinical development activities, including, but not limited to, the planned Phase 3 studies of FOLOTYN in previously undiagnosed PTCL and in relapsed or refractory cutaneous T-cell lymphoma. Pursuant to a separate supply agreement with Mundipharma Medical Company, an affiliate of Mundipharma, we will supply FOLOTYN for Mundipharma’s clinical and commercial uses.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements regarding the status and prospects of our commercialization of FOLOTYN for patients with relapsed or refractory peripheral T-cell lymphoma; our Marketing Authorisation Application, or MAA, for FOLOTYN in Europe; our future product development and regulatory strategies, including our intent to develop or seek regulatory approval for FOLOTYN for additional indications; the status of reimbursement from third party payers; our strategic collaboration wth Mundipharma, including the parties’ intent to co-develop FOLOTYN in additional indications and Mundipharma’s; potential commercialization of FOLOTYN outside the United States and Canada; the ability of our third-party manufacturers to support our requirements for drug supply; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements that are other than statements of historical fact. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our, or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed in Part II, Item 1A of this report under the caption “Risk Factors.” All forward-looking statements included in this report are based on information available to us as of the date hereof and we undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances. Forward-looking statements not specifically described above also may be found in these and other sections of this report.

Overview

We are a biopharmaceutical company committed to the development and commercialization of innovative anti-cancer therapeutics.  Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with one or more strategic partners.  We strive to develop proprietary products that have the potential to improve the standard of care in cancer therapy.

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

On September 24, 2009, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of FOLOTYN for use as a single agent for the treatment of patients with relapsed or refractory PTCL. This approval was based on overall response rate from our pivotal Phase 2 trial known as PROPEL (Pralatrexate in patients with Relapsed Or refractory PEripheral T-cell Lymphoma). Clinical benefit such as improvement in progression-free survival or overall survival has not been demonstrated.  FOLOTYN represents our first drug approved for marketing in the United States.  FOLOTYN is the first and only drug approved by the FDA for this indication.  In connection with the accelerated approval, we are required to conduct post-approval studies that are intended to confirm FOLOTYN’s clinical benefit in patients with T-cell lymphoma and to determine whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment.

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

We are also seeking regulatory approval to market FOLOTYN in Europe for the treatment of patients with relapsed or refractory PTCL.  In December 2010, our Marketing Authorisation Application, or MAA, was accepted by the European Medicines Agency, or EMA.   Acceptance of the MAA by the EMA indicates that the application is complete and initiates the EMA’s regulatory review process.  The MAA is based on clinical data from our pivotal PROPEL trial.

Recent Developments

In May 2011, we entered into a strategic collaboration agreement to co-develop FOLOTYN with Mundipharma International Corporation Limited.  Under the agreement, we retain full commercialization rights for FOLOTYN in the United States and Canada, with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world.  Under the agreement, we will receive an upfront payment of $50 million and potential regulatory and commercial progress- and sales-dependent milestone payments of up to $310.5 million.  Of the $50 million upfront payment, 20%, or $10 million, will be payable by Allos to the licensors of FOLOTYN under the terms of our license agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute.  We are also entitled to receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories.  Allos and Mundipharma will jointly fund worldwide development costs, initially on a 60:40 basis, respectively; which will change to a 50:50 basis if certain pre-defined milestones are achieved, including approval to market FOLOTYN for relapsed or refractory PTCL by the European Union.  The parties’ development funding will support jointly agreed-upon clinical development activities, including, but not limited to, the planned Phase 3 studies of FOLOTYN in previously undiagnosed PTCL and in relapsed or refractory cutaneous T-cell lymphoma. Pursuant to a separate supply agreement with Mundipharma Medical Company, an affiliate of Mundipharma, we will supply FOLOTYN for Mundipharma’s clinical and commercial uses.

The financial guidance provided in this Quarterly Report on Form 10-Q does not account for the financial impact of the strategic collaboration with Mundipharma.

Development Program

We are currently prioritizing our resources on the development and commercialization of FOLOTYN for the treatment of PTCL, cutaneous T-cell lymphoma and other hematologic malignancies.  We also intend to complete our ongoing Phase 2 studies in bladder and breast cancer, and investigators are evaluating FOLOTYN in multiple myeloma and solid tumor indications through our collaboration with the National Comprehensive Cancer Network, or NCCN, Oncology Research Program.

The following table summarizes the target indications and clinical development status of the FOLOTYN development program, including our planned post-approval studies:

Company Sponsored Studies	Phase	Status
HEMATOLOGIC MALIGNANCIES
Peripheral T-cell Lymphoma
1st Line: CHOP Sequential Study*	3	Planned initiation in 2011
Cutaneous T-cell Lymphoma
2nd Line+: Single Agent Study	1	Enrollment completed; results reported Q4 2010
2nd Line+: Bexarotene Combination*	1/3	Enrollment ongoing in Phase 1 study
Lymphoma
2nd line+: Non-Hodgkin Lymphoma combination Pralatrexate + Gemcitabine	1/2a	Enrollment completed; data expected 1H 2012
2nd Line+: B-cell Non-Hodgkin Lymphoma	2	Enrollment ongoing
SOLID TUMORS
Bladder Cancer
2nd Line: Single Agent Study	2	Study ongoing; data expected 2H 2011
Breast Cancer
2nd Line+: Single Agent Study	2	Enrollment ongoing; interim analysis data expected 2H 2011

NCCN Studies**	Phase	Status
Upper GI 1st Line: Pralatrexate + Oxaliplatin	2	Ongoing
Upper GI 2nd Line: Pralatrexate + Docetaxel	2	Ongoing
Ovarian Recurrent Platinum Sensitive: Carboplatin + Pralatrexate	2	Ongoing
Head & Neck: Single Agent Pralatrexate	2	Ongoing
Solid Tumors (GI enriched): Sequential Pralatrexate/5-Fluorouracil	1	Ongoing
Multiple Myeloma: Bortezomib + Pralatrexate	1	Ongoing

*   These studies are required by the FDA as a condition of the accelerated approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL and must verify the clinical benefit of FOLOTYN.

** These are investigator-sponsored studies being conducted under a collaboration with the NCCN Oncology Research Program.

Results of Operations

We have incurred significant net losses and negative cash flows from operations. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses.  Our primary business activities are focused on the development of FOLOTYN.

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

In January 2011, we implemented a strategic reduction of our workforce by approximately 13%, or 25 employees.  Personnel reductions were primarily focused in research and development and general and administrative functions.  We plan to maintain our current level of personnel in sales and marketing.  The restructuring was a result of our decision to prioritize our resources on the development and commercialization of FOLOTYN for the treatment of PTCL, cutaneous T-cell lymphoma and other hematologic malignancies, and to manage our operating costs and expenses.  During the first quarter of 2011, we incurred total restructuring charges of approximately $570,000 in connection with the restructuring, all in the form of one-time termination benefits.

Comparison of three months ended March 31, 2011 and 2010

Net product sales.  Net product sales represent total revenue less distributor fees and estimated allowances for product returns, government rebates and chargebacks, as further described in the “Critical Accounting Policies” section below.  We began making FOLOTYN available for commercial sale in the United States in October 2009 and commenced our commercial launch of FOLOTYN in January 2010.

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party.  Title to the product passes upon delivery to our distributors, when the risks and rewards of ownership are assumed by the distributor (freight on board destination).  These distributors then resell FOLOTYN to the patients’ respective health care providers.  Prior to the fourth quarter of 2010, product sales to distributors were recorded as deferred revenue until the product was sold through from our distributors to health care providers because we did not have sufficient history to be able to reasonably estimate returns.  Beginning in the fourth quarter of 2010, we began recognizing revenue as product is sold to distributors as we established a sufficient history in order to reasonably estimate returns from our distributors.  Through March 31, 2011, product returns have been negligible.  Our distributors’ contractual return rights are limited to defective product or product that was shipped in error.  Returns are not allowed for expired product.  Given these limited contractual return rights, the price of FOLOTYN and the limited number of patients in the United States, FOLOTYN distributors and their customers generally carry limited inventory.

A reconciliation of gross to net product sales for the three months ended March 31, 2011 and 2010 and balances and activity in the deferred revenue account for the three months ended March 31, 2010 are as follows:

	Three Month Ended March 31,
	2011	2010
	(in millions)

Gross product sales	$12.1	$8.2
Gross to Net Sales Adjustments
Government rebates and chargebacks	(0.7)	(0.6)
Distribution fees	(0.4)	(0.2)
Product returns allowance	(0.1)	—
Net product sales	$10.9	$7.4

Deferred revenue, beginning of period		$0.7
Gross product sales to distributors		8.7
Less: Gross product sales recognized		(8.2)
Deferred revenue, end of period		$1.2

The gross product sales to distributors for the three months ended March 31, 2011 were $12.1 million, a $3.4 million increase from the comparable amount of $8.7 million for the three months ended March 31, 2010.  This increase relates to an increase in the number of units sold, as there have been no price increases to date.

Gross to net sales adjustments as a percent of gross sales were 10% for both the three months ended March 31, 2011 and 2010.

Balances and activity in the government rebates and chargebacks and distribution fees payable accounts for the three months ended March 31, 2011 and 2010 are as follows:

	Product Returns	Government Rebates and Chargebacks	Distribution Fees
		(in millions)
Balance at December 31, 2009	$—	$0.5	$0.1
Reserve for current period sales	—	0.8	0.2
Change in estimate for prior period sales	—	(0.2)	—
Credits/payments made for prior period sales	—	(0.3)	(0.1)
Credits/payments made for current period sales	—	(0.1)	(0.1)
Balance at March 31, 2010	$—	$0.7	$0.1

Balance at December 31, 2010	$0.4	$2.2	$0.3
Reserve for current period sales	0.1	1.1	0.3
Change in estimate for prior period sales	—	(0.3)	—
Credits/payments made for prior period sales	—	(0.4)	(0.2)
Credits/payments made for current period sales	—	(0.6)	(0.2)
Balance at March 31, 2011	$0.5	$2.0	$0.2

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

Our products are subject to certain programs with federal government qualified entities whereby pricing on products is discounted below distributor list price to participating entities. These entities purchase products through distributors at the discounted price, and the distributors charge the difference between their acquisition cost and the discounted price back to us. We account for chargebacks by establishing an accrual at the time of product sale in an amount equal to our estimate of chargeback claims to be received from qualified entities.   We do not expect the impact of the 340B program expansion included in the PPACA to significantly change our estimated government chargeback accruals because drugs approved under an Orphan Drug designation were specifically excluded from the provisions of the PPACA.  The FDA has awarded orphan drug status to FOLOTYN for the treatment of patients with T-cell lymphoma, which includes patients with relapsed or refractory PTCL. Given our commercial launch in January 2010 and the impact of the PPACA during the first half of 2010, our historical chargeback claims data through March 31, 2011 has not been representative of recent qualified entity utilization.  Therefore, we have not updated our expected utilization of the allowable discounted pricing by qualified entities. We also evaluate previously recorded chargebacks based on data regarding specific entities’ lack of claim activity over time.  As a result of this evaluation, during the three months ended March 31, 2011 we recorded a reversal of government chargeback allowances related to 2010 sales totaling $301,000.  Due to estimates and assumptions inherent in determining the amount of government chargebacks, the actual amount of claims for chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly.

Product returns, government rebates and chargebacks reflect management estimates which are further discussed in the “Critical Accounting Policies” section below.

For fiscal 2011, net product sales are expected to approximate $48 to $55 million.  Gross to net sales adjustment are expected to approximate 12% for 2011.

Cost of sales, excluding amortization expense. Cost of sales, excluding amortization expense, includes royalties, inventory packaging and labeling, warehousing and shipping costs associated with FOLOTYN product revenue.

	Three Months Ended March 31,
	2011	2010
	(in millions)
Cost of sales, excluding amortization expense	$0.9	$0.7

Prior to receiving FDA approval of FOLOTYN on September 24, 2009, all costs related to purchases of the active pharmaceutical ingredient and manufacturing of the product were recorded as research and development expense.  Until we sell the inventory for which the costs were previously expensed, our cost of sales will reflect only royalties and other incremental costs incurred subsequent to the FDA approval date.  Accordingly, our cost of sales of FOLOTYN will be lower with respect to product that was manufactured prior to FDA approval.  This occurred with respect to the majority of sales of FOLOTYN in the first quarter of 2011 and 2010 and is expected to continue to occur for a significant amount of sales of FOLOTYN in the remainder of 2011.

The $943,000 and $689,000 of cost of sales, excluding amortization expense for the three months ended March 31, 2011 and 2010, respectively, was primarily attributable to an 8% royalty on gross product sales payable to the licensors of FOLOTYN under the terms of our license agreement.

Cost of sales for 2011 is expected to approximate $5 to $6 million, or 10% of net product sales to distributors, which includes the current 8% royalty on FOLOTYN sales.

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

	Three Months Ended March 31,
	2011	2010
	(in millions)
Research and development	$7.5	$9.3

The $1.8 million decrease in research and development expenses in the three months ended March 31, 2011 as compared to the same period in 2010 was primarily due to:

•          a $1.5 million decrease in third-party manufacturing costs for clinical trial material and other manufacturing costs; and

•          a $1.2 million decrease in costs related to clinical trials involving FOLOTYN that have closed enrollment, including decreased costs for our Phase 2b study in non-small cell lung cancer, or NSCLC, which completed patient enrollment in July 2009.

This decrease was partially offset by:

•          a $313,000 increase in personnel costs, mainly attributable to the reduction in force in January 2011, all in the form of one-time termination benefits, as discussed above; and

•          a $476,000 increase in stock-based compensation, as discussed in more detail in the Stock-based Compensation Expense section below.

We expect research and development expenses for the full year 2011, excluding non-cash stock-based compensation expense, to be fairly consistent with the full year 2010 amount of $28.0 million.  Our guidance for 2011 research and development expenses includes our ongoing and planned studies, including the planned initiation in 2011 of our post-marketing Phase 3 study in PTCL.

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

	Three Months Ended March 31,
	2011	2010
	(in millions)
Selling, general and administrative	$17.6	$17.9

The $0.4 million decrease in selling, general and administrative expenses in the three months ended March 31, 2011 as compared to the same period in 2010 was primarily due to the following:

•            a $620,000 decrease in travel and administrative costs, mainly attributable to reduced headcount; and

•            a $410,000 decrease in sales and marketing costs associated with the commercial launch of FOLOTYN that commenced in January 2010, including promotional expenses, advisory boards, market research and costs related to trade shows.

This decrease was partially offset by:

•            a $300,000 increase in personnel costs, mainly attributable to the reduction in force in January 2011, all in the form of one-time termination benefits, as discussed above; and

•            a $289,000 increase in non-cash stock-based compensation expense, as discussed in more detail in the Stock-based Compensation Expense section below.

We expect selling, general and administrative expenses for the full year 2011, excluding non-cash stock-based compensation expense, to slightly decrease compared to the full year 2010 amount of $70.7 million.

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

Amortization expense of our intangible asset for the three months ended March 31, 2011 and 2010 was $113,000. The expense was due to the amortization of the $5.8 million intangible asset resulting from a milestone payment under our license agreement for FOLOTYN in September 2009 discussed further in the “Obligations and Commitments” section below. Amortization expense is being recorded on a straight line basis over the estimated remaining life of the composition of matter patent for FOLOTYN, which we expect to last until July 16, 2022. This includes the anticipated Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development. This term is our best estimate of the life of the patent. If, however, the Hatch-Waxman extension is not granted, the intangible asset will be amortized over a shorter period.

The estimated annual amortization expense for the intangible asset for 2011 is approximately $454,000.

Stock-based Compensation Expense. Stock-based compensation expense for the three months ended March 31, 2011 and 2010 has been recognized in our Statements of Operations as follows:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Research and development	$1.2	$0.7
Selling, general and administrative	2.5	2.2
Total stock-based compensation expense	$3.7	$2.9

Stock-based compensation expense, by equity award type for the three months ended March 31, 2011 and 2010, was as follows:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Stock options	$1.8	$2.6
Restricted stock units	1.9	0.2
Restricted stock	0.0	0.0
Employee stock purchase plan	0.0	0.1
Total stock-based compensation expense	$3.7	$2.9

The $0.8 million increase in stock-based compensation expense in the three months ended March 31, 2011 as compared to the same period in 2010 was primarily due to an increase in the number of RSUs granted to existing employees pursuant to the grant of additional RSUs to existing employees that occurred in October 2010 and our annual grants that occurred in February 2011.

As of March 31, 2011, the unrecorded stock-based compensation balance and estimated weighted-average amortization period by equity award type was as follows:

	Unrecorded stock-based compensation balance	Weighted- average amortization period
	(in millions)
Stock options	$5.6	1.6
Restricted stock units	13.0	1.9
Restricted stock	0.0	1.2
Employee stock purchase plan	0.0	0.3

Stock-based compensation expense in fiscal year 2011 is expected to approximate $13 to $15 million.

Interest and Other Income, Net.  Interest income, net of interest expense, for the three months ended March 31, 2011 and 2010 was $38,000 and $65,000, respectively.  The $27,000 decrease in net interest income in the three months ended March 31, 2011 as compared to the same period in 2010 was primarily due to lower yields on our cash, cash equivalents and investments.

Liquidity and Capital Resources

As of March 31, 2011, we had $79.4 million in cash, cash equivalents, and investments.  Of this amount, $49.1 million was held in money market funds and cash accounts and $30.3 million was held in U.S. Treasury bills and notes and high-grade corporate notes with a weighted average duration of the remaining time to maturity of approximately two months.  Until required for use in our business, we invest our cash reserves in bank deposits, money market funds, high-grade corporate notes and U.S. government instruments in accordance with our investment policy.

We have financed our operations primarily through public sales of our equity securities.  In addition, we began generating sales of FOLOTYN in the fourth quarter of 2009.  Net product sales were $10.9 million and $7.4 million for the three months ended March 31, 2011 and 2010, respectively,  which partially offset our operating costs and expenses for the respective periods.

Net cash used to fund our operating activities for the three months ended March 31, 2011 and 2010 was $19.1 million and $23.3 million, respectively.

For fiscal 2011, net product sales are expected to approximate $48 to $55 million and cost of sales are expected to approximate $5 to $6 million.  Total operating costs and expenses for 2011, excluding cost of sales and non-cash stock-based compensation expense, are expected to approximate $95 to $98 million.  Stock-based compensation expense is expected to approximate $13 to $15 million for 2011.

The foregoing guidance does not account for the financial impact of the strategic collaboration with Mundipharma.  We plan to update our 2011 income statement guidance for the impact of the strategic collaboration in connection with the reporting of our second quarter 2011 financial results.

We expect to end 2011 with approximately $88 to 96 million of cash, cash equivalents and investments.  This guidance includes:

•                  the $50 million upfront payment to be received in May 2011 under the strategic collaboration with Mundipharma, net of the 20%, or $10 million sublicense fee payment to be made by Allos to the licensors of FOLOTYN; and

•                  the expected funding of FOLOTYN development costs for the remainder of 2011 from Mundipharma.

Our year-end 2011 cash guidance does not include potential regulatory and commercial-progress milestone payments under the strategic collaboration with Mundipharma associated with the potential regulatory approval and first commercial sale of FOLOTYN in Europe.

Actual financial results for 2011 will vary based upon many factors, including the amount of FOLOTYN sales and rate of patient enrollment in FOLOTYN clinical trials that are ongoing and planned for initiation in 2011.

Net cash provided by investing activities for the three months ended March 31, 2011 was $20.0 million and consisted primarily of proceeds from maturities of investments.  Net cash used in investing activities for the three months ended March 31, 2010 was $35.9 million and consisted primarily of purchases of investments offset by proceeds from maturities of investments.

Net cash provided by financing activities for the three months ended March 31, 2011 and 2010 was $8,000 and $2.4 million, respectively, and consisted primarily of proceeds from the issuance of common stock associated with stock options exercised by our employees.

Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments as of March 31, 2011, together with the upfront payment associated with our strategic collaboration with Mundipharma, will be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

•                  the timing, costs and revenue associated with a our strategic collaboration with Mundipharma for the co-development of FOLOTYN globally and commercialization outside the United States and Canada; and

•                  our evaluation of, and decisions with respect to, potential in-licensing or product acquisition opportunities or other strategic alternatives.

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

Obligations and Commitments

Royalty and License Fee Commitments

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and have made aggregate milestone payments of $2.5 million based on the passage of time. Additionally, in May and September 2009, we made milestone payments of $1.5 million based on the FDA accepting our New Drug Application for review and $5.8 million based on the FDA approval to market FOLOTYN, respectively.  The up-front license fee and all milestone payments under the agreement prior to FDA approval to market FOLOTYN were recorded to research and development expense as incurred.  The $5.8 million milestone payment based on the FDA approval was capitalized as an intangible asset and is being amortized over the expected useful life of the composition of matter patent for FOLOTYN, which we expect to last until July 16, 2022. The only remaining potential milestone payment under the license agreement is for $3.5 million upon regulatory approval to market FOLOTYN in Europe, which, if made would be capitalized and amortized over the expected useful life of the licensed patents. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors royalties based on graduated annual levels of net sales of FOLOTYN to our distributors, net of actual rebates and chargebacks, or distributor sales, which may be different than our net product revenue recognized in accordance with U.S. generally accepted accounting principles, or GAAP, or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.  Royalties are 8% of annual distributor sales up to $150.0 million; 9% of annual distributor sales of $150.0 million through $300.0 million; and 11% of annual distributor sales in excess of $300.0 million.  For the three months ended March 31, 2011 and 2010, our royalties were 8% of our net distributor sales.

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

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party.  Title to the product passes upon delivery to our distributors, when the risks and rewards of ownership are assumed by the distributor (freight on board destination).  These distributors then resell FOLOTYN to the patients’ respective health care providers.  Prior to the fourth quarter of 2010, product sales to distributors were recorded as deferred revenue until the product was sold through from our distributors to health care providers because we did not have sufficient history to be able to reasonably estimate returns.  Beginning in the fourth quarter of 2010, we began recognizing revenue as product is sold to distributors as we established a sufficient history in order to reasonably estimate returns from our distributors.  We monitor inventory levels within our distribution channel and sales to end users, or health care providers, to determine whether deferral of sales is required.  No such deferrals were recorded at March 31, 2011.

Net Product Sales

We estimate gross to net sales adjustments based upon analysis of third-party information, including information obtained from our primary distributors with respect to their inventory levels and sell-through to the distributors’ customers.

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

Product Returns

Our distributors’ contractual return rights are limited to defective product or product that was shipped in error.  Returns are not allowed for expired product.  Given these limited contractual return rights, the price of FOLOTYN and the limited number of patients in the United States, FOLOTYN distributors and their customers generally carry limited inventory.  We estimated product returns for FOLOTYN of 1% of gross product sales based upon actual returns history within our distribution channel, which were consistent with historical trends of product returns for similar companies in the pharmaceutical industry.  The actual returns history within our distribution channel is derived from third-party information obtained from certain distributors with respect to their inventory levels and sell-through to the distributors’ customers.  We will continue to monitor the historical trend of returns, including the impacts on this trend of product expiry dates and may be required to make future adjustments to our estimates.    Through March 31, 2011, product returns have been negligible.

Medicaid Rebates

Our product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. We record estimated rebates payable under governmental programs, including Medicaid, as a reduction of revenue at the time revenues are recorded. Our calculations related to these rebate accruals require estimates, including estimates of customer mix primarily based on a combination of market and clinical research, to determine which sales will be subject to rebates and the amount of such rebates. During the first quarter of 2010, we obtained additional market research and were able to refine our estimated Medicaid utilization, which resulted in a reversal of Medicaid rebate allowances related to 2009 sales totaling $208,000.  Our estimate of utilization is based on market research and information about our expected patient population.  Through March 31, 2011, we have not had sufficient claims from states for rebates with which to update our estimate.  However, when we have sufficient claims history, we will consider such history in our estimate which could result in a change in our estimate.  We also consider any legal interpretations of the applicable laws related to Medicaid and qualifying federal and state government programs and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates.  In March 2010, the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Affordability Reconciliation Act of 2010, or PPACA, was enacted, which increased the Medicaid rebate percentage from 15.1% to 23.1%, retroactive to January 1, 2010.  In addition, the states’ ability to early adopt portions of PPACA, and any implementing regulations, could impact future estimates related to our Medicaid rebate allowances. We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. For reference purposes, a 10% to 20% increase in the Medicaid utilization percentage within our patient population as of March 31, 2011, would result in an approximate $896,000 to $1,791,000 reduction in cumulative net product sales.

Government Chargebacks

 Our products are subject to certain programs with federal government qualified entities whereby pricing on products is discounted below distributor list price to participating entities. These entities purchase products through distributors at the discounted price, and the distributors charge the difference between their acquisition cost and the discounted price back to us. We account for chargebacks by establishing an accrual at the time of product sale in an amount equal to our estimate of chargeback claims to be received from qualified entities.   We do not expect the impact of the 340B program expansion included in the PPACA to significantly change our estimated government chargeback accruals because drugs approved under an Orphan Drug designation were specifically excluded from the provisions of the PPACA.  The FDA has awarded orphan drug status to FOLOTYN for the treatment of patients with T-cell lymphoma, which includes patients with relapsed or refractory PTCL. Given our commercial launch in January 2010 and the impact of the PPACA during the first half of 2010, our historical chargeback claims data through March 31, 2011 has not been representative of recent qualified entity utilization.  Therefore, we have not updated our expected utilization of the allowable discounted pricing by qualified entities. We also evaluate previously recorded chargebacks based on data regarding specific entities’ lack of claim activity over time.  As a result of this evaluation, during the three months ended March 31, 2011 we recorded a reversal of government chargeback allowances related to 2010 sales totaling $301,000.  Due to estimates and assumptions inherent in determining the amount of government chargebacks, the actual amount of claims for chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly.

Research and Development

Research and development expenditures are charged to expense as incurred. Research and development expenses include the costs of certain personnel, preclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, third party manufacturing costs for development of drug materials for use in clinical trials and preclinical studies and licensing fees for our product candidates prior to FDA approval.  All finished drug inventory costs associated with production activities in our third party manufacturing facilities prior to receiving FDA approval for such facilities and prior to receiving regulatory approval to market our product are expensed to research and development expenses.  We accrue research and development expenses for activity as incurred during the fiscal year and prior to receiving invoices from clinical sites and third party clinical and preclinical research organizations.  We accrue external costs for clinical and preclinical studies based on an evaluation of the following: the progress of the studies, including patient enrollment, dosing levels of patients enrolled, estimated costs to dose patients, invoices received, and contracted costs with clinical sites and third party clinical and preclinical research organizations.  Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period.  Actual results could differ from those estimates.  During the quarters ended March 31, 2011 and 2010, we did not have any changes in estimates that would have resulted in material adjustments to research and development expenses accrued in the prior period.

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

Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense.  We have remaining supplies of FOLOTYN drug substance and drug product that are not recorded as inventory on our balance sheet as of March 31, 2011 because they were purchased prior to FDA approval.   Accordingly, our cost of sales will be lower with respect to product manufactured prior to FDA approval.  Until we sell these supplies for which the costs were previously expensed, our cost of sales will reflect only incremental costs incurred subsequent to the FDA approval date.

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

During the three months ended March 31, 2011 and 2010, we recorded stock-based compensation expense of approximately $3.7 million and $2.9 million, respectively, related to stock-based awards, including stock options, restricted stock units, restricted stock and our employee stock purchase plan. As of March 31, 2011, the unrecorded deferred stock-based compensation balance related to these stock-based awards was approximately $18.7 million and will be recognized over the remaining vesting periods of the awards. Judgments and estimates must be made and used in determining the factors used in calculating the fair value of stock-based awards, including the expected forfeiture rate of our stock-based awards, the expected life of our stock-based awards, and the expected volatility of our stock price. For more information on stock-based compensation expense during the three months ended March 31, 2011, refer to Note 8 “Stock-Based Compensation” of the unaudited March 31, 2011 financial statements included herein.

Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (FASB) completed an accounting standards update entitled “Milestone Method of Revenue Recognition.” This standard allows the milestone method to be used in the application of the proportional performance model when applied to revenue arrangements. Under this pronouncement an accounting policy election can be made to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This standard is effective for us beginning January 1, 2011, and may be applied either prospectively to milestones achieved after the adoption date or retrospectively for all periods presented. We do not believe that this standard will have a significant effect on our financial statements.

In October 2009, the FASB issued an accounting standards update entitled “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” This standard prescribes the accounting treatment for arrangements that contain multiple-deliverable elements and may enable us to account for products or services (deliverables) separately rather than as a single unit in certain circumstances.  Prior to this standard, only certain types of evidence were acceptable for determining the relative selling price of the deliverables under an arrangement. If that evidence was not available, the deliverables were treated as a single unit of accounting. This updated standard expands the nature of evidence which may be used to determine the relative selling price of separate deliverables to include estimation. This standard is applicable to our arrangements entered into or materially modified after December 31, 2010.  This standard did not have a significant effect on our March 31, 2011 financial statements.  We are currently evaluating the impact of this standard with respect to the strategic collaboration with Mundipharma.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments as of March 31, 2011 consisted of cash, cash equivalents, investments, accounts receivable, prepaid expenses, accounts payable and accrued liabilities.  All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  We invest in marketable securities in accordance with our investment policy.  The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs.  Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.  The weighted average duration of the remaining time to maturity for our portfolio of investments in marketable securities as of March 31, 2011 was approximately two months.  As of March 31, 2011, our investments of $30.3 million were all classified as held-to-maturity and were held in a variety of interest-bearing instruments, consisting mainly of U.S. Treasury bills. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of March 31, 2011.  We have the ability and intent to hold our remaining investments to recover the entire amortized cost basis of the investments as of March 31, 2011, although we monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act”.  Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Our business faces significant risks. These risks include those described below and may include additional risks of which we are not currently aware or that we currently do not believe are material. If any of the events or circumstances described in the following risk factors actually occurs, they may materially harm our business, financial condition, operating results and cash flow. As a result, the market price of our common stock could decline. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, operating results and financial condition.  Stockholders and potential investors in shares of our common stock should carefully consider the following risk factors, which hereby update those risks contained in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010, in addition to other information and risk factors in this report.  We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of the Company.  We are relying upon the safe harbor for all forward-looking statements in this report, and any such statements made by or on behalf of the Company are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this report. We consistently update and include our risk factors in our Quarterly Reports on Form 10-Q. Risk factors that have been substantively changed from those set forth in our Annual Report on Form 10-K for the period ended December 31, 2010 have been marked with an asterisk immediately following the heading of such risk factor.

We have a history of net losses and an accumulated deficit, and we may never generate sufficient revenue to achieve or maintain profitability in the future. *

We have incurred significant net losses and negative cash flows from operations.  To date, we have financed our operations primarily through the public and private sale of securities and net product sales.  For the three months ended March 31, 2011, we had a net loss of $15.2 million.  As of March 31, 2011, we had accumulated a deficit of $465.8 million.  We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses.

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

•                  the timing, costs and revenue associated with our strategic collaboration with Mundipharma for the co-development of FOLOTYN globally and commercialization outside the United States and Canada; and

•                  our evaluation of, and decisions with respect to, potential in-licensing or product acquisition opportunities or other strategic alternatives.

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

If we enter into additional strategic partnerships, we may be required to relinquish important rights to and control over the development of FOLOTYN or otherwise be subject to unfavorable terms.*

Our relationship with Mudipharma is, and any other strategic partnerships or collaborations with pharmaceutical or biotechnology companies we may establish will be, subject to a number of risks, including:

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

•      strategic partners could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

•      strategic partners could terminate the arrangement or allow it to expire, which would delay the development and may increase the cost of developing FOLOTYN or any other product candidate; and

•      we may have obligations to our strategic partners that we prioritize over internal company matters/goals in order to maintain good relationships with our strategic partners and to avoid liabilities that may be associated with breach of such obligations.

Even though we have obtained accelerated approval to market FOLOTYN for the treatment of patients with relapsed or refractory PTCL, we are subject to ongoing regulatory obligations and review, including post-approval requirements.

FOLOTYN was approved for the treatment of patients with relapsed or refractory PTCL under the FDA’s accelerated approval regulations, which allow the FDA to approve products for cancer or other serious or life threatening diseases based on initial positive data from clinical trials.  Under these provisions, we are subject to certain post-approval requirements pursuant to which we are required to conduct two randomized Phase 3 trials to confirm FOLOTYN’s clinical benefit in patients with T-cell lymphoma.  The FDA has also required that we conduct two Phase 1 trials to assess whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment.  Failure to complete the studies or adhere to the timelines established by the FDA could result in penalties, including fines or withdrawal of FOLOTYN from the market.  The FDA may also initiate proceedings to withdraw approval or request that we voluntarily withdraw FOLOTYN from the market if our Phase 3 studies fail to confirm clinical benefit.  Further, the FDA may require us to amend the FOLOTYN package insert, including by strengthening the warnings and precautions section or institute a Risk Evaluation and Mitigation Strategy based on the results of these studies or clinical experience.  We are also subject to additional, continuing post-approval regulatory obligations, including the possibility of additional clinical studies required by the FDA, safety reporting requirements and regulatory oversight of the promotion and marketing of FOLOTYN.

In addition, we or our third-party manufacturers are required to adhere to FDA’s current Good Manufacturing Practices, or cGMP. The cGMP regulations cover all aspects of the manufacturing, storage, testing, quality control and record keeping relating to FOLOTYN. Furthermore, we or our third-party manufacturers are subject to periodic inspection by the FDA and foreign regulatory authorities to ensure compliance with cGMP or other applicable government regulations and corresponding foreign standards. We have limited control over a third-party manufacturer’s compliance with these regulations and standards.  If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we may be subject to fines, suspension, modification or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

In the United States, we sell FOLOTYN to a small number of distributors who in turn sell-through to patient health care providers.  These distributors also provide multiple logistics services relating to the distribution of FOLOTYN, including transportation, warehousing, cross-docking, inventory management, packaging and freight-forwarding.  We do not promote FOLOTYN to these distributors and they do not set or determine demand for FOLOTYN.  For the three months ended March 31, 2011 and 2010, three companies affiliated with AmerisourceBergen Corporation accounted for substantially all of our FOLOTYN sales.  We expect significant customer concentration to continue for the foreseeable future.  Our ability to generate sales of FOLOTYN will depend, in part, on the extent to which these distributors are able to provide adequate distribution of FOLOTYN to patient health care providers.  Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor.  The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

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

We are subject to stringent regulations with respect to product safety and efficacy by various international, federal, state and local authorities. FOLOTYN has not been approved for marketing in the United States for any indication other than the treatment of patients with relapsed or refractory PTCL.  In addition, FOLOTYN has not been approved for marketing for this or any other indication in any other country.  A pharmaceutical product cannot be marketed for a particular indication in the United States or most other countries until it has completed a rigorous and extensive regulatory review and approval process for that indication.  Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources.  Of particular significance are the requirements covering research and development, preclinical and clinical testing, manufacturing, quality control, labeling and promotion of drugs for human use.  We may not obtain the necessary regulatory approvals to market FOLOTYN in the United States for any additional indications or in any other countries.  If we fail to obtain or maintain regulatory approvals to market FOLOTYN in the United States for any additional indications or in any other countries, our ability to generate significant revenue or achieve profitability may be adversely affected.

Reports of adverse events or safety concerns involving FOLOTYN or similar small molecule chemotherapeutic agents could delay or prevent us from obtaining or maintaining regulatory approval or negatively impact sales of FOLOTYN.

FOLOTYN may cause serious adverse events.  These adverse events could interrupt, delay or halt clinical trials of FOLOTYN, including the FDA-required post-approval studies, and could result in the FDA or other regulatory authorities denying or withdrawing approval of FOLOTYN for any or all indications, including for the treatment of patients with relapsed or refractory PTCL.  Adverse events may also negatively impact the sales of FOLOTYN.  The FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. We may also be required to update the FOLOTYN package insert based on reports of adverse events or safety concerns or implement a Risk Evaluation and Mitigation Strategy, which could adversely affect FOLOTYN’s acceptance in the market.  We cannot assure you that FOLOTYN will be safe for human use.

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

We have ongoing clinical trials involving FOLOTYN and plan to initiate additional trials to evaluate FOLOTYN’s potential clinical utility in other hematologic malignancies.  FOLOTYN may not prove to be safe and efficacious in clinical trials for other indications and may not meet all of the applicable regulatory requirements needed to receive regulatory approval for those indications.  The clinical development and regulatory approval process is expensive and takes many years.  Failure can occur at any stage of development, and the timing of any regulatory approval cannot be accurately predicted. In addition, failure to comply with the FDA and other applicable U.S. and foreign regulatory requirements applicable to clinical trials may subject us to administrative or judicially imposed sanctions.

As part of the regulatory approval process, we must conduct clinical trials for FOLOTYN and any other product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities abroad.  The number and design of clinical trials that will be required varies depending on the product candidate, the condition being evaluated, the trial results and regulations applicable to any particular product candidate.  The designs of our clinical trials for FOLOTYN are based on many assumptions about the expected effect of FOLOTYN, and if those assumptions prove incorrect, the clinical trials may not demonstrate the safety or efficacy of FOLOTYN.  Preliminary results may not be confirmed upon full analysis of the detailed results of a trial, and prior clinical trial program designs and results may not be predictive of future clinical trial designs or results.  Product candidates in later stage clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials with acceptable results.  For example, we terminated the development of EFAPROXYN, one of our former product candidates, when it failed to demonstrate statistically significant improvement in overall survival in the targeted patients in a Phase 3 clinical trial.  If FOLOTYN fails to show clinically significant benefits in any clinical trial or for any particular indication, it may not be approved for marketing for such indication.  Additionally, if FOLOTYN is demonstrated to be unsafe in clinical trials for other indications, such demonstration could negatively impact FOLOTYN’s existing approval for the treatment of patients with relapsed or refractory PTCL.

Even if we achieve positive interim results in clinical trials, these results do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials.  Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory clearances, and the FDA can request that we conduct additional clinical trials.  A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. In addition, negative or inconclusive results or adverse safety events during a clinical trial could cause a clinical trial to be repeated or terminated.  Also, failure to design clinical trial protocols to enroll appropriate patients could result in excessive adverse events or failure to meet efficacy objectives and could cause a clinical trial to be repeated or terminated.  If we have to conduct additional clinical trials for FOLOTYN for any particular indication, it will significantly increase our expenses and may delay marketing of FOLOTYN for such indication.

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

Following regulatory approval for any additional indication, FOLOTYN may later produce adverse events that limit or prevent its widespread use or that force us to withdraw FOLOTYN from the market for that indication or other indications. In addition, a marketed product continues to be subject to strict regulation after approval and may be required to undergo post-approval studies.  For example, we are required to conduct two randomized Phase 3 trials to confirm FOLOTYN’s clinical benefit in patients with T-cell lymphoma as well as two Phase 1 trials to assess whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment.  Any unforeseen problems with an approved product, any failure to meet the post-approval study requirements or any violation of regulations could result in restrictions on the product, including its withdrawal from the market.  Any delay in or failure to obtain or maintain regulatory approvals for FOLOTYN in the United States for any additional indication or in any other countries could harm our business and prevent us from ever generating significant revenues or achieving profitability.

When we seek approval for FOLOTYN in other countries, we are subject to numerous complex regulatory requirements and if approval is denied or limited in another country, or if another country imposes post-marketing requirements, that decision could affect our ability to market FOLOTYN in other countries.*

We have filed an MAA with the EMA for FOLOTYN for the treatment of patients with relapsed or refractory PTCL, using the centralized procedure. If major objections are raised during the review procedure, we may not receive marketing approval and would be unable to commercialize FOLOTYN in the European Union. Alternatively, the marketing authorization may be subject to conditions for approval or post authorization obligations. Such conditions or obligations may be costly and time consuming to fulfill and may affect our operations. For example, additional clinical data may be required to confirm the safety or efficacy profile of FOLOTYN in the target patient population. In addition, marketing authorizations are subject to periodic reviews, which, if negative, could affect our ability to commercialize FOLOTYN in the European Union.

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

•                  product seizure;

•      our strategic collaborator, Mundipharma, could terminate our arrangement to co-develop FOLOTYN globally and commercialize FOLOTYN outside the United States and Canada, which would delay the development and may increase the cost of developing and commercializing FOLOTYN; and

•                  injunctions, consent decrees, or the imposition of civil or criminal penalties against us.

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

Clinical trials must be conducted in accordance with Good Clinical Practices, or GCP, or other applicable foreign government guidelines and are subject to oversight by the FDA, foreign governmental agencies and Institutional Review Boards at the medical institutions where the clinical trials are conducted.  In addition, clinical trials must be conducted with product candidates produced under cGMP and may require large numbers of test subjects.  Clinical trials may be suspended by the FDA, foreign governmental agencies, or us for various reasons, including:

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

We may need to raise additional capital to support our future operations.  If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop or commercialize FOLOTYN.*

Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments as of March 31, 2011, together with the upfront payment associated with our strategic collaboration with Mundipharma, should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.  We anticipate continuing our current development programs and beginning other long-term development projects involving FOLOTYN, including the post-approval clinical studies required for FOLOTYN.  These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful.  In addition, we expect to incur significant costs relating to the commercialization of FOLOTYN, including costs related to our sales and marketing, medical affairs and manufacturing operations.  Therefore, we may need to raise additional capital to support our future operations.  Our actual capital requirements will depend on many factors, including:

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

•                  the timing, costs and revenue associated with our strategic collaboration with Mundipharma for the co-development of FOLOTYN globally and commercialization outside the United States and Canada; and

•                  our evaluation of, and decisions with respect to, potential in-licensing or product acquisition opportunities or other strategic alternatives.

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

We do not have manufacturing facilities or capabilities and are dependent on third parties to fulfill our manufacturing needs and supply obligations, which could result in the delay of clinical trials, regulatory approvals, product introductions and commercial sales.*

We are dependent on third parties for the manufacture and storage of FOLOTYN for clinical trials and for commercial sale. If we are unable to contract for a sufficient supply of FOLOTYN on acceptable terms, or if we encounter delays or difficulties in the manufacturing process or our relationships with our manufacturers, we may not have sufficient product to conduct or complete our clinical trials or support commercial requirements for FOLOTYN.

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

Our current or future manufacturers may be unable to accurately and reliably manufacture commercial quantities of FOLOTYN at reasonable costs, on a timely basis and in compliance with the FDA’s cGMP. If our current or future contract manufacturers fail in any of these respects, our ability to timely complete our clinical trials, obtain or maintain required regulatory approvals and successfully commercialize FOLOTYN may be materially and adversely affected. This risk may be heightened with respect to FOLOTYN as there are a limited number of manufacturers with the ability to handle cytotoxic products such as FOLOTYN. In addition, we currently have obligations to supply Mundipharma Medical Company, an affiliate of Mundipharma, with FOLOTYN pursuant to a supply agreement.  If our current or future manufacturers fail to accurately and reliably manufacture commercial quantities of FOLOTYN, we could default on these supply obligations.

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

Our success will depend in part on our ability to obtain and maintain meaningful patent protection for FOLOTYN, both in the United States and in other countries.  We rely on patents to protect a large part of our intellectual property and our competitive position.  Any patents issued to or licensed by us could be challenged, invalidated, infringed, circumvented or held unenforceable, based on, among other things, obviousness, inequitable conduct, anticipation or enablement.  In addition, it is possible that no patents will issue on any of our owned or licensed patent applications.  It is possible that the claims in patents that have been issued or licensed to us or that may be issued or licensed to us in the future will not be sufficiently broad to protect our intellectual property or that the patents will not provide protection against competitive products or otherwise be commercially valuable. Failure to obtain and maintain adequate patent protection for our intellectual property would impair our ability to be commercially competitive.

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

We may explore strategic partnerships or collaborations that may never materialize or may fail.*

We may, in the future, periodically explore a variety of possible strategic partnerships or collaborations in an effort to gain access to additional product candidates or resources.  For example, in May 2011, we entered into a  strategic collaboration with Mundipharma for the co-development of FOLOTYN globally and commercialization outside the United States and Canada.  At the current time, we cannot predict what form such a strategic partnership or collaboration might take.  We are likely to face significant competition in seeking appropriate strategic partners, and these strategic partnerships or collaboration can be complicated and time consuming to negotiate and document. We may not be able to negotiate strategic partnerships or collaborations on acceptable terms, or at all.  We are unable to predict when, if ever, we will enter into any additional strategic partnerships or collaborations because of the numerous risks and uncertainties associated with establishing strategic partnerships or collaborations.

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

Some states are also considering legislation that would control the prices of drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid.  Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs.  Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs.  This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for drugs, including FOLOTYN.  It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform in the future although we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. The pendency or approval of such proposals or reforms could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships, collaborations or licenses.

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

As a publicly-traded company, we are subject to significant regulations including the Sarbanes Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act.  The Dodd-Frank Act contains significant corporate governance and executive compensation-related provisions, some of which the Securities and Exchange Commission, or SEC, has recently implemented by adopting additional rules and regulations in areas such as the compensation of executives (“say-on-pay”).  We cannot assure you that we are or will be in compliance with all potentially applicable regulations.  If we fail to comply with the Sarbanes Oxley Act of 2002, the Dodd-Frank Act and associated SEC rules, or any other regulations, we could be subject to a range of consequences, including restrictions on our ability to sell equity securities or otherwise raise capital funds, the de-listing of our common stock from The NASDAQ Global Market, or NASDAQ, suspension or termination of our clinical trials, failure to obtain approval to market FOLOTYN, restrictions on future products or our manufacturing processes, significant fines, or other sanctions or litigation.  Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

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

As of May 6, 2011, we had 105,613,843 shares of common stock outstanding, of which Warburg owned 26,124,430 shares, or approximately 25% of the voting power of our outstanding common stock.  Although Warburg has entered into a standstill agreement with us, Warburg is, and will continue to be, able to exercise substantial influence over any actions requiring stockholder approval.

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

•                  announcements by us of significant acquisitions, strategic partnerships, collaborations, joint ventures or capital commitments;

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

The exhibits listed in the Index to Exhibits (following the signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2011	ALLOS THERAPEUTICS, INC.

/s/ Paul L. Berns
Paul L. Berns
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David C. Clark
David C. Clark
Vice President, Finance and Treasurer
(Principal Financial and Accounting Officer)

Allos Therapeutics, Inc.

Index to Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.1†	Second Amendment to Second Amended and Restated Employment Agreement, effective as of March 2, 2011, between Allos and Paul L. Berns.	10-K	3/03/2011	10.14.2
10.2†	First Amendment to Second Amended and Restated Employment Agreement, effective as of March 2, 2011, between Allos and Marc H. Graboyes.	10-K	3/03/2011	10.16.1
10.3†	First Amendment to Employment Agreement, effective as of March 2, 2011, between Allos and David C. Clark.	10-K	3/03/2011	10.20.1
10.4†	First Amendment to Employment Agreement, effective as of March 2, 2011, between Allos and Bruce K. Bennett, Jr.	10-K	3/03/2011	10.22.1
10.5†	First Amendment to Employment Agreement, effective as of March 2, 2011, between Allos and Michael E. Schick.	10-K	3/03/2011	10.23.1
10.6†	Second Amendment to Employment Agreement, effective as of March 2, 2011, between Allos and Bruce A. Goldsmith	10-K	3/03/2011	10.24.2
10.7†	Executive Compensation and Equity Awards.	8-K	2/26/2011	10.1
31.1	Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a).
31.2	Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a).				X
32.1#	Section 1350 Certification.				X

†	Indicates management contract or compensatory plan or arrangement.

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