Form 10-Q
period 2011-06-30
ALLOS THERAPEUTICS INC
filed 2011-08-04
CIK 1097264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2011.

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

As of August 1, 2011, there were 105,677,486 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.

BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$68,898	$48,164
Short-term investments	40,570	50,334
Restricted cash	238	238
Accounts receivable	13,971	12,076
Inventory	342	178
Prepaid expenses and other assets	3,189	2,180
Total current assets	127,208	113,170
Property and equipment, net	1,913	2,245
Long-term investments	—	67
Intangible asset, net	4,998	5,225
Other assets	—	49
Total assets	$134,119	$120,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,541	$4,931
Deferred revenue	6,079	—
Accrued liabilities	17,773	17,627
Total current liabilities	26,393	22,558
Long-term deferred revenue	15,949	—

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,500,000 shares designated from authorized preferred stock; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 105,673,986 and 105,493,546 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	106	105
Additional paid-in capital	555,343	548,722
Accumulated deficit	(463,672)	(450,629)
Total stockholders’ equity	91,777	98,198
Total liabilities and stockholders’ equity	$134,119	$120,756

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue:
Net product sales	$10,972	$7,885	$21,836	$15,292
License and other revenue	28,127	—	28,127	—
Total revenue	39,099	7,885	49,963	15,292

Operating costs and expenses:
Cost of sales, excluding amortization expense	1,044	752	1,987	1,441
Cost of license and other revenue	10,571	—	10,571	—
Research and development	5,074	6,522	12,571	15,807
Selling, general and administrative	20,158	20,517	37,710	38,449
Amortization of intangible asset	114	114	227	227
Total operating costs and expenses	36,961	27,905	63,066	55,924
Operating income (loss)	2,138	(20,020)	(13,103)	(40,632)
Interest and other income, net	22	66	60	131
Net income (loss)	$2,160	$(19,954)	$(13,043)	$(40,501)
Earnings (loss) per share:
Net income (loss):
Basic	$0.02	$(0.19)	$(0.12)	$(0.39)
Diluted	$0.02	$(0.19)	$(0.12)	$(0.39)
Weighted average shares:
Basic	105,606,587	105,187,206	105,567,206	104,896,286
Diluted	105,640,354	105,187,206	105,567,206	104,896,286

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(13,043)	$(40,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	399	440
Stock-based compensation expense	6,497	5,715
Amortization of intangible asset	227	227
Other	1	3
Changes in operating assets and liabilities:
Accounts receivable	(1,895)	(4,597)
Prepaid expenses and other assets	(960)	(564)
Interest receivable on investments	(23)	(62)
Inventory	(43)	(195)
Trade accounts payable	(2,390)	796
Accrued liabilities	23	(897)
Deferred revenue	22,028	—
Net cash provided by (used in) operating activities	10,821	(39,635)
Cash Flows From Investing Activities:
Acquisition of property and equipment	(65)	(741)
Purchases of investments	(30,128)	(45,128)
Proceeds from maturities of investments	39,982	16,988
Net cash provided by (used in) investing activities	9,789	(28,881)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock associated with stock options and employee stock purchase plan	124	4,089
Proceeds from issuance of common stock, net of issuance costs	—	32
Net cash provided by financing activities	124	4,121
Net increase (decrease) in cash and cash equivalents	20,734	(64,395)
Cash and cash equivalents, beginning of period	48,164	141,185
Cash and cash equivalents, end of period	$68,898	$76,790
Supplemental Schedule of Cash and Non-cash Activities:
Deferred revenue in accounts receivable	$—	$484
Assets recorded for which payment has not yet occurred	123	224

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS

(Dollars shown in tables are in thousands, except per share amounts)

(unaudited)

1.                 Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2010 for a broader discussion of our business and the opportunities and risks inherent in such business.

Liquidity

As of June 30, 2011, we had $109.5 million in cash, cash equivalents, and investments. Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments as of June 30, 2011, will be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.

Our ability to achieve sustained profitability is dependent on our ability, alone or with partners, to significantly increase sales of FOLOTYN for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL, in the United States.  The amount of our future product sales are subject to significant uncertainty.  We may never generate sufficient revenue from product sales to become profitable.

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

•                  the timing, costs and revenue associated with our strategic collaboration with Mundipharma International Corporation Limited, or Mundipharma, for the co-development of FOLOTYN globally and commercialization outside the United States and Canada;

•                  the timing, costs and potential adverse impact on net product sales associated with entering into a definitive merger agreement with AMAG Pharmaceuticals, Inc., or AMAG, on July 19, 2011 and announcing the potential merger with AMAG; and

•                  our evaluation of, and decisions with respect to, potential in-licensing or product acquisition opportunities or other strategic alternatives.

We may seek to obtain this additional capital through equity or debt financings, arrangements with corporate partners, or from other sources. Such financings or arrangements, if successfully consummated, may be dilutive to our existing stockholders. However, there is no assurance that additional financing will be available when needed, or that, if available, we will obtain such financing on terms that are favorable to our stockholders or us. In the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development, which we might otherwise seek to develop or commercialize ourselves, on terms that are less favorable than might otherwise be available.  If we are unable to significantly increase sales of FOLOTYN or cannot otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our future prospects for profitability may be harmed.  See Note 13, Subsequent Events for additional discussion.

2.                 Fair Value of Financial Instruments

Cash, Cash Equivalents and Investments

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The carrying values of our cash equivalents and investments approximate their market values based on quoted market prices. Investments are classified as held to maturity and are carried at cost plus accrued interest. Our cash and cash equivalents are maintained in a financial institution in amounts that, at times, may exceed federally insured limits. The weighted average duration of the remaining time to maturity for our portfolio of investments as of June 30, 2011 was approximately four months.  As of June 30, 2011, our investments were held in a variety of interest-bearing instruments, consisting mainly of U.S. Treasury bills. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of June 30, 2011.

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

We have no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of June 30, 2011.  Our financial instruments include cash and cash equivalents, investments, accounts receivable, prepaid expenses, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate their fair value due to their short maturities. The carrying value of our cash held in money market funds and U.S. Treasury notes with original maturities of three months or less totaling $13.2 million and $20.0 million, respectively, as of June 30, 2011 are included in cash and cash equivalents on our Balance Sheet and approximates market values based on quoted market prices, or Level 1 inputs.

The carrying value of investments consisted of the following as of June 30, 2011:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term held-to-maturity securities:
U.S. Treasury bills and notes	$40,230	$11	$—	$40,241
Corporate notes	309	8	—	317
U. S. Government agency securities	269	3	—	272
Sub-total	$40,808	$22	$—	$40,830
Less: Amounts classified as restricted cash	(238)	—	—	(238)
Total due in one year or less	$40,570	$22	$—	$40,592

The carrying value of investments consisted of the following as of December 31, 2010:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term held-to-maturity securities:
U.S. Treasury bills and notes	$50,063	$11	$1	$50,073
U. S. Government agency securities	271	6	—	277
Total due in one year or less	$50,334	$17	$1	$50,350

Long-term held-to-maturity securities:
Corporate notes	$305	$11	$—	$316
Less: Amounts classified as restricted cash	(238)	—	—	(238)
Total due in one to three years	$67	$11	$—	$78

We had no realized losses on our investments during the six months ended June 30, 2011 or 2010.  Market values were determined for each individual security in the investment portfolio.  If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. Additionally, management assesses whether it intends to sell or would more-likely-than-not not be required to sell the investment before the expected recovery of the amortized cost basis. We do not intend to sell and believe it is more-likely-than-not that we will not be required to sell the investment before recovery of its amortized cost basis.  There were no investments in an unrealized loss position as of June 30, 2011.   All of the investments as of December 31, 2010 that were in a loss position, have been in a continuous unrealized loss position for less than 12 months.  As of December 31, 2010, we have an unrealized loss of $1,000 on one of our U.S. Treasury bill investments with an aggregate fair value of $10.0 million.  As of December 31, 2010, no other than temporary impairment has been recorded on any of our investments since these unrealized losses are on U.S. government issued securities maturing within one year. The decline in value of the investments as of December 31, 2010 was caused by primarily by changes in interest rates.  We do not intend to sell and we do not believe that it is more likely than not that we will be required to sell our investments before recovering the cost of securities, nor do we expect not to recover the entire amortized cost basis of our investments as of June 30, 2011.  We have the ability and intent to hold our remaining investments to recover the entire amortized cost basis of the investments as of June 30, 2011.

3.                 Inventory

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

Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense.  We have remaining supplies of FOLOTYN drug substance and drug product that are not recorded as inventory on our Balance Sheet as of June 30, 2011 because they were purchased prior to FDA approval.  Accordingly, our cost of sales will be lower with respect to product manufactured prior to FDA approval.  Until we sell these supplies for which the costs were previously expensed, our cost of sales will reflect only incremental costs incurred subsequent to the FDA approval date.

Inventory consisted of:

	June 30, 2011	December 31, 2010
Work in process	$264	$254
Raw materials	152	—
Finished goods	37	38
	453	292
Less reserve	(111)	(114)
Total inventory	$342	$178

4.                 Prepaid Expenses and Other Assets

Prepaid expenses and other assets are comprised of the following:

	June 30, 2011	December 31, 2010
Prepaid sales, marketing and medical affairs expenses	$1,766	$1,308
Prepaid expenses and other assets	1,173	650
Prepaid research and development expenses	250	222
	$3,189	$2,180

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

As a result of the FDA’s approval to market FOLOTYN on September 24, 2009, we met a milestone under our license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, discussed in Note 11, which required us to make a milestone payment of $5.8 million. We capitalized the $5.8 million payment as an intangible asset and began amortizing the asset immediately following the FDA approval of FOLOTYN. Amortization expense is being recorded on a straight line basis over the remaining expected life of the patent for FOLOTYN, which we expect to last until July 16, 2022. This includes the anticipated Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development. This term is our best estimate of the life of the patent. If, however, the Hatch-Waxman extension is not granted, the intangible asset will be amortized over a shorter period. Amortization expense of $ $114,000 and $227,000 for both the three and six months ended June 30, 2011 and 2010 was recorded as amortization of intangible asset in the Statement of Operations.  The estimated annual amortization expense for the intangible asset is approximately $454,000 per year during 2011 through 2021 and $234,000 in 2022.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred.  No trigger events occurred for the three months ended June 30, 2011 on the $4,998,000 of intangible asset, net.

6.                 Accrued Liabilities

Accrued liabilities are comprised of the following:

	June 30, 2011	December 31, 2010
Accrued sales and marketing expenses	$4,331	$3,536
Accrued royalties, government rebates, chargebacks, returns and distribution fees	4,231	3,849
Accrued personnel costs	4,182	6,103
Accrued research and development expenses	1,852	2,762
Accrued expenses—other	3,177	1,377
	$17,773	$17,627

In January 2011, we implemented a strategic reduction of our workforce by approximately 13%, or 25 employees.  Personnel reductions were primarily focused in research and development and general and administrative functions.  The restructuring was a result of our decision to prioritize our resources on the development and commercialization of FOLOTYN for the treatment of PTCL, cutaneous T-cell lymphoma and other hematologic malignancies, and to manage our operating costs and expenses.  During the first quarter of 2011, we incurred total restructuring charges of approximately $570,000, of which $304,000 and $266,000 were recorded in research and development and sales, general and administrative expenses, respectively, in connection with the restructuring, all in the form of one-time termination benefits.  As of June 30, 2011, all accrued termination benefits related to this restructuring have been paid.

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

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party.  Title to the product passes upon delivery to our distributors, when the risks and rewards of ownership are assumed by the distributor (freight on board destination).  These distributors then resell FOLOTYN to the patients’ respective health care providers.  Prior to the fourth quarter of 2010, product sales to distributors were recorded as deferred revenue until the product was sold through from our distributors to health care providers because we did not have sufficient history to be able to reasonably estimate returns.  Beginning in the fourth quarter of 2010, we began recognizing revenue as product is sold to distributors as we established a sufficient history in order to reasonably estimate returns from our distributors.  We monitor inventory levels within our distribution channel and sales to end users, or health care providers, to determine whether deferral of sales is required.  No such deferrals were recorded at June 30, 2011.

Net Product Sales

We estimate gross to net sales adjustments based upon analysis of third-party information, including information obtained from our primary distributors with respect to their inventory levels and sell-through to the distributors’ customers.

Our net product sales represent total product sales less distributor fees and estimated allowances for product returns, government rebates and chargebacks to be incurred on the selling price of FOLOTYN related to the respective product sales.  We incur distributor fees related to the management of our product by distributors, which are recorded within net product sales and are based on definitive contractual agreements. Due to estimates and assumptions inherent in determining the amount of returns, rebates and chargebacks, the actual amount of returns and claims for rebates and chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly.  Product sales allowances and accruals are based on definitive contractual agreements or legal requirements (such as Medicaid laws and regulations) related to the purchase and/or utilization of the product by these entities.  Allowances and accruals are recorded in the same period that the related revenue is recognized.

Product Returns

Our distributors’ contractual return rights are limited to defective product or product that was shipped in error.  Returns are not allowed for expired product.  Given these limited contractual return rights, the price of FOLOTYN and the limited number of PTCL patients in the United States, FOLOTYN distributors and their customers generally carry limited inventory.  We estimated product returns for FOLOTYN of 1% of gross product sales based upon actual returns history within our distribution channel, which were consistent with historical trends of product returns for similar companies in the pharmaceutical industry.  The actual returns history within our distribution channel is derived from third-party information obtained from certain distributors with respect to their inventory levels and sell-through to the distributors’ customers.  We will continue to monitor the historical trend of returns, including the impacts on this trend of product expiry dates and may be required to make future adjustments to our estimates.  Through June 30, 2011, product returns have been negligible.  See activity for the three and six month periods ended June 30, 2011 and 2010 in the tables below.

Medicaid Rebates

Our product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. We record estimated rebates payable under governmental programs, including Medicaid, as a reduction of revenue at the time revenues are recorded. Our calculations related to these rebate accruals require estimates, including estimates of customer mix primarily based on a combination of market and clinical research, to determine which sales will be subject to rebates and the amount of such rebates. During the first quarter of 2010, we obtained additional market research and were able to refine our estimated Medicaid utilization, which resulted in a reversal of Medicaid rebate allowances related to 2009 sales totaling $208,000.  Our estimate of utilization is based on market research and information about our expected patient population.  Through June 30, 2011, we have not had sufficient claims from states for rebates with which to update our estimate.  However, when we have sufficient claims history, we will consider such history in our estimate which could result in a change in our estimate.  We also consider any legal interpretations of the applicable laws related to Medicaid and qualifying federal and state government programs and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates.  In March 2010, the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Affordability Reconciliation Act of 2010, or PPACA, was enacted, which increased the Medicaid rebate percentage from 15.1% to 23.1%, retroactive to January 1, 2010.  In addition, the states’ ability to early adopt portions of PPACA, and any implementing regulations, could impact future estimates related to our Medicaid rebate allowances. We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. For reference purposes, a 10% to 20% increase in the Medicaid utilization percentage within our patient population as of June 30, 2011, would result in an approximate $1.1 million to $2.2 million reduction in cumulative net product sales.

Government Chargebacks

Our products are subject to certain programs with federal government qualified entities whereby pricing on products is discounted below distributor list price to participating entities. These entities purchase products through distributors at the discounted price, and the distributors charge the difference between their acquisition cost and the discounted price back to us. We account for chargebacks by establishing an accrual at the time of product sale in an amount equal to our estimate of chargeback claims to be received from qualified entities.  We do not expect the impact of the 340B program expansion included in the PPACA to significantly change our estimated government chargeback accruals because drugs approved under an Orphan Drug designation were specifically excluded from the provisions of the PPACA.  The FDA has awarded orphan drug status to FOLOTYN for the treatment of patients with T-cell lymphoma, which includes patients with relapsed or refractory PTCL. Given our commercial launch in January 2010 and the impact of the PPACA during the first half of 2010, our historical chargeback claims data through June 30, 2011 has not been representative of recent qualified entity utilization.  Therefore, we have not updated our expected utilization of the allowable discounted pricing by qualified entities. We also evaluate previously recorded chargebacks based on data regarding specific entities’ lack of claim activity over time.  As a result of this evaluation, during the three and six months ended June 30, 2011 we recorded a reversal of government chargeback allowances related to 2010 sales totaling $0 and $301,000, respectively.  Due to estimates and assumptions inherent in determining the amount of government chargebacks, the actual amount of claims for chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly.  A reconciliation of gross to net product sales for the three and six months ended June 30, 2011 and 2010 and balances and activity in the deferred revenue account for the three and six months ended June 30, 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Gross product sales	$12,522	$9,018	$24,594	$17,238
Gross to Net Sales Adjustments
Government rebates and chargebacks	(1,055)	(860)	(1,797)	(1,434)
Distribution fees	(370)	(257)	(715)	(496)
Product returns allowance	(125)	(16)	(246)	(16)
Net product sales	$10,972	$7,885	$21,836	$15,292

Deferred revenue, beginning of the period		$1,150		$669
Gross product sales to distributors		9,021		17,722
Less: Gross product sales recognized		(9,018)		(17,238)
Deferred revenue, end of the period		$1,153		$1,153

Balances and activity in the government rebates and chargebacks and distribution fees payable accounts for the six months ended June 30, 2011 and 2010 are as follows:

	Product Returns	Government Rebates and Chargebacks	Distribution Fees
Balance at December 31, 2009	$—	$487	$86
Reserve for current period sales	—	1,642	496
Change in estimate for prior period sales	—	(208)	—
Credits/payments made for prior period sales	—	(717)	(286)
Credits/payments made for current period sales	—	(126)	(77)
Balance at June 30, 2010	$—	$1,078	$219

Balance at December 31, 2010	$428	$2,224	$263
Reserve for current period sales	246	2,098	715
Change in estimate for prior period sales	—	(301)	—
Credits/payments made for prior period sales	—	(416)	(198)
Credits/payments made for current period sales	—	(1,215)	(559)
Balance at June 30, 2011	$674	$2,390	$221

Major Customers and Concentration of Credit Risk

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party and are detailed below, without requiring collateral.  We periodically assess the financial strength of these customers and establish allowances for anticipated losses, if necessary.  Substantially all of our sales for the six months ended June 30, 2011 and 2010 were made in the United States.

	% of total trade accounts receivable at
	June 30, 2011	December 31, 2010
Customer A	54.7%	53.8%
Customer B	17.5%	23.1%
Customer C	25.3%	22.3%

	% of total gross product sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Customer A	56.9%	50.4%	53.4%	51.0%
Customer B	16.5%	26.2%	20.3%	24.6%
Customer C	24.0%	22.9%	24.7%	24.0%

Cost of sales

Cost of sales, excluding amortization expense, includes cost of product sold, royalties, inventory packaging and labeling, warehousing and shipping costs associated with FOLOTYN product sales.  See discussion in Note 11 regarding the 8% current royalty rates under our license agreement for FOLOTYN.  Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense.  Accordingly, our cost of sales will be lower with respect to product manufactured prior to FDA approval.  Until we sell these supplies for which the costs were previously expensed, our cost of sales will reflect only incremental costs incurred subsequent to the FDA approval date.

8.    Mundipharma Agreements

In May 2011, we entered into a strategic collaboration agreement to co-develop FOLOTYN with Mundipharma.  Under the agreement, or the Mundipharma Collaboration Agreement, we retain full commercialization rights for FOLOTYN in the United States and Canada, with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world.  Under the Mundipharma Collaboration Agreement, we received an upfront payment of $50.0 million and may receive potential regulatory and commercial progress- and sales-dependent milestone payments of up to $310.5 million.  Of the $310.5 million in potential milestone payments, we have determined that any payments that may become due upon approval by certain regulatory agencies and sales-dependent milestone payments will be deemed substantive milestones and will be accounted for as revenue in the period in which the milestone is achieved.  We are also entitled to receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories.

Allos and Mundipharma will jointly fund worldwide development costs, initially on a 60:40 basis, respectively; which will change to a 50:50 basis if certain pre-defined milestones are achieved.  Such milestones include approval to market FOLOTYN for relapsed or refractory PTCL in the European Union, or if approval is not obtained, then the first calendar quarter in which the development cost differential equals or exceeds $15 million.  The development cost differential is the cumulative amount of joint development costs that Mundipharma would have borne if Mundipharma had been responsible for 50% of the development costs rather than 40%.  To the extent that this “development cost differential” does not meet or exceed $15.0 million by December 31, 2019, and if approval in the European Union has not been obtained, then we will pay Mundipharma the difference between $15.0 million and the “development cost differential” as of December 31, 2019.  The parties’ development funding will support jointly agreed-upon clinical development activities including, but not limited to, the planned Phase 3 registration studies of FOLOTYN in previously undiagnosed PTCL and in relapsed or refractory cutaneous T-cell lymphoma. Pursuant to a separate supply agreement, or Mundipharma Supply Agreement, with Mundipharma Medical Company, an affiliate of Mundipharma, we will supply FOLOTYN for Mundipharma’s clinical and commercial uses.  We refer to the Mundipharma Collaboration Agreement and the Mundipharma Supply Agreement as the Mundipharma Agreements.

Pursuant to the accounting guidance under Accounting Standards Codification 605-25, or ASC 605-25, which governs revenue recognition for multiple element arrangements, we have evaluated the three non-contingent deliverables under the Mundipharma Agreements and determined that they all meet the criteria for separation and are therefore treated as separate units of accounting, as follows:

•                  License to commercialize and develop FOLOTYN worldwide, outside of the United States and Canada, or the License;

•                  Regulatory services related to the European Marketing Authorisation Application, or MAA, through May 10, 2012; and

•                  Research and development services related to jointly agreed-upon clinical development activities through approximately 2022, with cost sharing as discussed above.

The manufacture and supply of FOLOTYN for all of Mundipharma’s clinical and commercial needs is contingent upon regulatory approval of the MAA for commercial supply  and initiation of the Mundipharma led clinical trials. Since the manufacturing obligations are contingent upon regulatory approvals for commercialization and clinical study design and there were no firm or pending orders for either clinical or commercial supply at or near the execution of the agreement, this obligation is deemed contingent and is not valued as a deliverable.

We allocated the agreement consideration based on the percentage of the relative selling price of all of the units of accounting.  We estimated the selling price of the License using the relief from royalty method income approach with a present value factor of 22%.  We estimated the selling prices of the regulatory and research and development services using third party costs and discounted cash flows with a present value factor of 6% and 10%, respectively.

Since the delivery of the License occurred upon the execution of the Mundipharma Collaboration Agreement and there is no general right of return, all $27,167,000 of allocated arrangement consideration related to the License was recognized as revenue during the three and six months ended June 30, 2011.

The regulatory activities will be performed over a period of up to one year, as defined in the Mundipharma Collaboration Agreement, with no general right of return.  Therefore, all allocated arrangement consideration related to the regulatory activities will be recognized using the proportional performance method, by which revenue is recognized in proportion to the costs incurred, during the service period of up to one year.  Research and development activities will be performed over multiple years and are related to the completion of the joint development clinical studies, with no general right of return.  Therefore, all allocated arrangement consideration related to the research and development activities will be recognized as the research and development costs that are subject to reimbursement are incurred.

Revenues recognized in the Statement of Operations related to the Mundipharma Agreements were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

License	$27,167	$—	$27,167	$—
Regulatory	737	—	737	—
Research and development	223	—	223	—
License and other revenue	$28,127	$—	$28,127	$—

The total revenue recognized in future periods under the arrangement is subject to a limitation such that deferred revenue recognized to date cannot be greater than the amounts received and receivable from Mundipharma less the remaining development cost differential that is subject to refund.

As of June 30, 2011, deferred revenue related to the Mundipharma Agreements consisted of $6,079,000 and $15,949,000 of current and long-term deferred revenue, respectively.

Cost of license and other revenue in the Statement of Operations for the three and six months ended June 30, 2011 consisted of 20%, or $10.0 million, of the $50.0 million upfront payment to the licensors of FOLOTYN under the terms of our license agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute.  In addition, $571,000 of costs were incurred in connection with the regulatory services provided related to the European MAA. Research and development, which is partially reimbursed under the Mundipharma Agreements, is included in research and development expense in the Statement of Operations.

9.                 Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2011 and 2010 has been recognized in the accompanying Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	$814	$681	$1,972	$1,363
Selling, general and administrative	2,011	2,127	4,525	4,352
Total stock-based compensation expense	$2,825	$2,808	$6,497	$5,715

We did not recognize a related tax benefit during the six months ended June 30, 2011 and 2010, as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of June 30, 2011.  No stock-based compensation expense was capitalized on our Balance Sheet as of June 30, 2011 and December 31, 2010.

Stock-based compensation expense by equity award type for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options	$635	$2,310	$2,419	$4,914
Restricted stock units	2,180	436	4,037	661
Restricted stock	—	6	2	32
Employee stock purchase plan	10	56	39	108
Total stock-based compensation expense	$2,825	$2,808	$6,497	$5,715

As of June 30, 2011, the unrecorded stock-based compensation balance and estimated weighted-average amortization period by equity award type was as follows:

	Unrecorded stock-based compensation balance	Weighted- average remaining amortization period
Stock options	$4,569	1.5
Restricted stock units	10,458	1.7
Restricted stock	6	1.0

Stock Options

The following table summarizes activity and related information for stock option awards granted under our equity incentive plans:

	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	8,716,829	$6.36		4,539,454	$5.89
Granted	565,000	2.34	$1.31
Exercised	(4,893)	2.91
Forfeited/Expired	(1,283,626)	6.55
Outstanding at June 30, 2011	7,993,310	$6.05		5,182,334	$6.10

The following table summarizes information about outstanding stock options that are fully vested and currently exercisable, and outstanding stock options that are expected to vest in the future:

	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value
As of June 30, 2011:
Options fully vested and exercisable	5,182,334	5.8	$6.10	$2,000
Options expected to vest, including effects of expected forfeitures	2,232,471	8.6	$6.02	35,000
Options fully vested and expected to vest	7,414,805	6.6	$6.08	$37,000

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our closing stock price of $2.14 as of June 30, 2011, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.  The total number of in-the-money options exercisable as of June 30, 2011 was 35,000.

The total intrinsic value of options exercised during the three months ended June 30, 2011 and 2010 was $1,000 and $1,630,000, respectively, determined as of the date of option exercise.  The total intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was $1,000 and $3,948,000, respectively, determined as of the date of option exercise. We settle employee stock option exercises with newly issued common shares.  No tax benefits were realized by us in connection with these exercises during the six months ended June 30, 2011 and 2010 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of June 30, 2011.

Restricted Stock Awards

The following table summarizes activity and related information for restricted stock unit, or RSU, awards:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested RSU at December 31, 2010	2,492,078	$4.97
Granted	2,384,824	3.30
Vested	(120,404)	7.44
Forfeited	(547,066)	3.93
Nonvested RSU at June 30, 2011	4,209,432	$4.09

The shares of RSUs vest in three or four equal annual installments from the date of grant. Upon vesting of the restricted stock unit awards, we issue unrestricted shares of our common stock.  The total fair value of shares vested during the three months ended June 30, 2011 and 2010 was $82,000 and $24,000, respectively.  The total fair value of shares vested during the six months ended June 30, 2011 and 2010 was $380,000 and $254,000, respectively.

The following table summarizes activity and related information for restricted stock, or RS, awards:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested RS at December 31, 2010	12,500	$6.51
Granted	—	—
Vested	(7,500)	5.85
Forfeited	(5,000)	7.49
Nonvested RS at June 30, 2011	—	$—

The shares of RS vest in four equal annual installments from the date of grant.  The total fair value of shares vested during the three months ended June 30, 2011 and 2010 was $0 and $196,000, respectively.  The total fair value of shares vested during the six months ended June 30, 2011 and 2010 was $35,000 and $795,000, respectively.

10.   Net Earnings (Loss) Per Share

Basic earnings per share is computed by dividing the net income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by giving effect to all dilutive potential common stock outstanding during the period, including stock options, restricted stock, restricted stock unit awards and shares to be issued under our employee stock purchase plan.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Basic earnings per share:
Net income (loss)	$2,160	$(19,954)	$(13,043)	$(40,501)
Shares used in computation:
Weighted average shares outstanding	105,607	105,187	105,567	104,896
Basic earnings (loss) per share	$0.02	$(0.19)	$(0.12)	$(0.39)

Diluted earnings per share:
Net income (loss)	$2,160	$(19,954)	$(13,043)	$(40,501)
Shares used in computation:
Weighted average shares outstanding	105,607	105,187	105,567	104,896
Weighted average share equivalents from stock options, restricted stock units and restricted stock (1)	34	—	—	—
Weighted-average shares and share equivalents outstanding	105,641	105,187	105,567	104,896
Diluted earnings (loss) per share	$0.02	$(0.19)	$(0.12)	$(0.39)

(1)

Potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because we reported a net loss for the six months ended June 30, 2011 and the three and six months ended June 30, 2010 all potentially dilutive common shares have been excluded from the computation of the dilutive net loss per share. Such potentially dilutive common shares consist of the following:

	June 30,
	2011	2010
Common stock options	7,993,310	9,212,127
Unvested restricted stock units	4,209,432	560,766
Unvested restricted stock	—	15,000
	12,202,742	9,787,893

11.          Commitments and Contingencies

Royalty and License Fee Commitments

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and have made aggregate milestone payments of $2.5 million based on the passage of time. Additionally, in May and September 2009, we made milestone payments of $1.5 million based on the FDA accepting our New Drug Application for review and $5.8 million based on the FDA approval to market FOLOTYN, respectively.  The up-front license fee and all milestone payments under the agreement prior to FDA approval to market FOLOTYN were recorded to research and development expense as incurred.  As discussed in Note 5, the $5.8 million milestone payment based on the FDA approval was capitalized as an intangible asset and is being amortized over the expected useful life of the composition of matter patent for FOLOTYN, which we expect to last until July 16, 2022. The only remaining potential milestone payment under the license agreement is for $3.5 million upon regulatory approval to market FOLOTYN in Europe, which, if made would be capitalized and amortized over the expected useful life of the licensed patents. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors royalties based on graduated annual levels of net sales of FOLOTYN to our distributors, net of actual rebates and chargebacks, or distributor sales, which may be different than our net product revenue recognized in accordance with U.S. generally accepted accounting principles, or GAAP, or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.  As discussed in Note 8, during the three and six months ended June 30, 2011, we made a $10.0 million sublicense fee payment under this agreement.  Royalties are 8% of annual distributor sales up to $150.0 million; 9% of annual distributor sales of $150.0 million through $300.0 million; and 11% of annual distributor sales in excess of $300.0 million.  For the six months ended June 30, 2011 and 2010, our royalties were 8% of our net distributor sales.  As of June 30, 2011, accrued royalties were $945,000 and are included in accrued liabilities on the Balance Sheet.

12.    Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board, or FASB, completed an accounting standards update entitled “Milestone Method of Revenue Recognition.” This standard allows the milestone method to be used in the application of the proportional performance model when applied to revenue arrangements. Under this pronouncement an accounting policy election can be made to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This standard is effective for us beginning January 1, 2011, and may be applied either prospectively to milestones achieved after the adoption date or retrospectively for all periods presented. See Note 8 above for the impact of this standard with respect to the strategic collaboration with Mundipharma entered into in May 2011.

In October 2009, the FASB issued an accounting standards update entitled “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” This standard prescribes the accounting treatment for arrangements that contain multiple-deliverable elements and may enable us to account for products or services, or deliverables, separately rather than as a single unit in certain circumstances.  Prior to this standard, only certain types of evidence were acceptable for determining the relative selling price of the deliverables under an arrangement. If that evidence was not available, the deliverables were treated as a single unit of accounting. This updated standard expands the nature of evidence which may be used to determine the relative selling price of separate deliverables to include estimation. This standard is applicable to our arrangements entered into or materially modified after December 31, 2010.  See Note 8 above for the impact of this standard with respect to the strategic collaboration with Mundipharma entered into in May 2011.

13.    Subsequent Events

On July 19, 2011, we entered into an Agreement and Plan of Merger and Reorganization, or Merger Agreement, with AMAG and Alamo Acquisition Sub, Inc., or Merger Sub, pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Allos, with Allos continuing as the surviving corporation and as a wholly-owned subsidiary of AMAG, in a strategic business combination transaction, or the Merger.

Under the terms of the Merger Agreement, each issued and outstanding share of Allos’ common stock will be converted into the right to receive 0.1282 shares of AMAG common stock, or the Exchange Ratio, upon consummation of the Merger, and each outstanding Allos’ stock option and outstanding restricted stock unit will be assumed by AMAG and converted into a stock option or restricted stock unit for AMAG common stock based upon the Exchange Ratio.

Each of Allos and AMAG have agreed to customary representations, warranties and covenants in the Merger Agreement. Between the execution of the Merger Agreement and the consummation of the Merger, Allos and AMAG have agreed to carry on their respective businesses in the ordinary course and consistent with past practices and not to engage in certain specified transactions, subject to limited exceptions. Allos and AMAG have also agreed not to solicit or engage in discussions with third parties regarding alternative business combination transactions involving Allos or AMAG, respectively, subject to specified exceptions. In addition, the Merger Agreement contains covenants that require each of Allos and AMAG to call and hold special stockholder meetings and, subject to certain exceptions, require Allos’ Board of Directors to recommend to its stockholders the adoption of the Merger Agreement and AMAG’s Board of Directors to recommend to its stockholders the approval of the issuance of AMAG common stock as consideration for the Merger in connection with those meetings.

The completion of the Merger is subject to a number of customary closing conditions including, among others, (i) adoption of the Merger Agreement by Allos’ stockholders, (ii) approval by AMAG’s stockholders of the issuance of shares of AMAG common stock as consideration in the Merger, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (iv) the absence of certain legal or governmental restraints on the consummation of the Merger, (v) the effectiveness of a Form S-4 registration statement to be filed by AMAG with the Securities and Exchange Commission, or SEC, with respect to the shares of AMAG common stock to be issued in the Merger and (vi) approval of the listing on the NASDAQ Global Select Market of AMAG common stock to be issued in the Merger following the Merger. Each party’s obligation to consummate the Merger is also subject to certain additional customary conditions, including (w) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (x) performance in all material respects by the other party of its obligations, (y) the absence of a material adverse effect with respect to the other party and (z) the receipt by such party of an opinion from its outside legal counsel to the effect that the Merger will qualify as a tax-free reorganization within the meaning of the Internal Revenue Code of 1986, as amended, or the Code.

The Merger Agreement may be terminated by either Allos or AMAG in certain circumstances, including if the Merger has not been consummated on or before February 29, 2012, and if the approval of the stockholders of either Allos or AMAG is not obtained.  If the Merger Agreement is terminated in certain specified circumstances, including termination of the Merger Agreement by Allos or AMAG in order to accept a superior offer or following an adverse change in the recommendation of the other party’s Board of Directors, Allos must pay AMAG, or AMAG must pay Allos, as applicable, a termination fee of $9 million or $14 million, respectively.  In addition, if the Merger Agreement is terminated following a meeting of the stockholders of Allos or AMAG at which the adoption of the Merger Agreement or the approval of the issuance of shares of AMAG common stock as consideration in the Merger is considered but not approved, then Allos or AMAG, as applicable, will be required to pay an amount equal to $2 million in reimbursement of the other party’s expenses incurred in connection with the transaction, which payment will be offset by any termination fee that may otherwise be payable by such party under the Merger Agreement.

In July 2011, six putative class action lawsuits were filed against AMAG, Allos and members of the board of directors of Allos and the Merger Sub, arising out of the proposed Merger between AMAG and Allos, challenging the proposed Merger and seeking, among other things, to stop or delay the acquisition of Allos by AMAG, or rescission of the Merger in the event it is consummated.  One of the conditions to the completion of the Merger is that no temporary restraining order, preliminary or permanent injunction or other order preventing the completion of the Merger shall have been issued by any court of competent jurisdiction and be in effect. Consequently, if the plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger pursuant to the terms of the Merger Agreement, such an injunction may prevent the completion of the Merger in the expected timeframe (or altogether).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, the consummation of the proposed merger with AMAG Pharmaceuticals, Inc., or AMAG; statements regarding the status and prospects of our commercialization of FOLOTYN for patients with relapsed or refractory peripheral T-cell lymphoma; our Marketing Authorisation Application, or MAA, for FOLOTYN in Europe;  our future product development and regulatory strategies, including our intent to develop or seek regulatory approval for FOLOTYN for additional indications; the status of reimbursement from third party payers; our strategic collaboration with Mundipharma International Corporation Limited, or Mundipharma, including the parties’ intent to co-develop FOLOTYN in additional indications and Mundipharma’s potential commercialization of FOLOTYN outside the United States and Canada;  the ability of our third-party manufacturers to support our requirements for drug supply; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements that are other than statements of historical fact. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our, or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed in Part II, Item 1A of this report under the caption “Risk Factors.” All forward-looking statements included in this report are based on information available to us as of the date hereof and we undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances. Forward-looking statements not specifically described above also may be found in these and other sections of this report. Unless otherwise noted herein, all statements herein, particularly those in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are not reflective of the impact of the proposed merger with AMAG discussed herein.

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

We are currently focused on the development and commercialization of FOLOTYN® (pralatrexate injection).  FOLOTYN is a targeted folate inhibitor designed to accumulate preferentially in cancer cells.  FOLOTYN targets the inhibition of dihydrofolate reductase, or DHFR, an enzyme critical in the folate pathway, thereby interfering with DNA and RNA synthesis and triggering cancer cell death.  FOLOTYN can be delivered as a single agent, for which we currently have approval for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL, and has the potential to be used in combination therapy regimens.  We believe that FOLOTYN’s unique mechanism of action offers us the ability to target the drug for development in a variety of hematological malignancies and solid tumor indications.  Under the strategic collaboration agreement to co-develop FOLOTYN with Mundipharma, we retain full commercialization rights for FOLOTYN in the United States and Canada, with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world.  We may also seek to grow our product portfolio through product acquisition and in-licensing efforts.

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

We are also seeking regulatory approval to market FOLOTYN in Europe for the treatment of patients with relapsed or refractory PTCL.  In December 2010, our MAA was accepted by the European Medicines Agency, or EMA.   Acceptance of the MAA by the EMA indicates that the application is complete and initiates the EMA’s regulatory review process.  We expect a regulatory decision on the MAA in early 2012.  The MAA is based on clinical data from our pivotal PROPEL trial.

Merger

On July 19, 2011, we entered into an Agreement and Plan of Merger and Reorganization, or Merger Agreement, with AMAG Pharmaceuticals, Inc., or AMAG, and Alamo Acquisition Sub, Inc., or Merger Sub, pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Allos, with Allos continuing as the surviving corporation and as a wholly-owned subsidiary of AMAG, in a strategic business combination transaction, or the Merger.

Under the terms of the Merger Agreement, each issued and outstanding share of Allos’ common stock will be converted into the right to receive 0.1282 shares of AMAG common stock, or the Exchange Ratio, upon consummation of the Merger, and each outstanding Allos’ stock option and outstanding restricted stock unit will be assumed by AMAG and converted into a stock option or restricted stock unit for AMAG common stock based upon the Exchange Ratio.

Each of Allos and AMAG have agreed to customary representations, warranties and covenants in the Merger Agreement. Between the execution of the Merger Agreement and the consummation of the Merger, Allos and AMAG have agreed to carry on their respective businesses in the ordinary course and consistent with past practices and not to engage in certain specified transactions, subject to limited exceptions. Allos and AMAG have also agreed not to solicit or engage in discussions with third parties regarding alternative business combination transactions involving Allos or AMAG, respectively, subject to specified exceptions. In addition, the Merger Agreement contains covenants that require each of Allos and AMAG to call and hold special stockholder meetings and, subject to certain exceptions, require Allos’ Board of Directors to recommend to its stockholders the adoption of the Merger Agreement and AMAG’s Board of Directors to recommend to its stockholders the approval of the issuance of AMAG common stock as consideration for the Merger in connection with those meetings.

The completion of the Merger is subject to a number of customary closing conditions including, among others, (i) adoption of the Merger Agreement by Allos’ stockholders, (ii) approval by AMAG’s stockholders of the issuance of shares of AMAG common stock as consideration in the Merger, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (iv) the absence of certain legal or governmental restraints on the consummation of the Merger, (v) the effectiveness of a Form S-4 registration statement to be filed by AMAG with the Securities and Exchange Commission, or SEC, with respect to the shares of AMAG common stock to be issued in the Merger and (vi) approval of the listing on the NASDAQ Global Select Market of AMAG common stock to be issued in the Merger following the Merger. Each party’s obligation to consummate the Merger is also subject to certain additional customary conditions, including (w) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (x) performance in all material respects by the other party of its obligations, (y) the absence of a material adverse effect with respect to the other party and (z) the receipt by such party of an opinion from its outside legal counsel to the effect that the Merger will qualify as a tax-free reorganization within the meaning of the Internal Revenue Code of 1986, as amended, or the Code.

The Merger Agreement may be terminated by either Allos or AMAG in certain circumstances, including if the Merger has not been consummated on or before February 29, 2012, and if the approval of the stockholders of either Allos or AMAG is not obtained.  If the Merger Agreement is terminated in certain specified circumstances, including termination of the Merger Agreement by Allos or AMAG in order to accept a superior offer or following an adverse change in the recommendation of the other party’s Board of Directors, Allos must pay AMAG, or AMAG must pay Allos, as applicable, a termination fee of $9 million or $14 million, respectively.  In addition, if the Merger Agreement is terminated following a meeting of the stockholders of Allos or AMAG at which the adoption of the Merger Agreement or the approval of the issuance of shares of AMAG common stock as consideration in the Merger is considered but not approved, then Allos or AMAG, as applicable, will be required to pay an amount equal to $2 million in reimbursement of the other party’s expenses incurred in connection with the transaction, which payment will be offset by any termination fee that may otherwise be payable by such party under the Merger Agreement.

Strategic Collaboration

In May 2011, we entered into a strategic collaboration agreement to co-develop FOLOTYN with Mundipharma, or the Mundipharma Collaboration Agreement.  Under the Mundipharma Collaboration Agreement, we retain full commercialization rights for FOLOTYN in the United States and Canada, with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world.  Under the Mundipharma Collaboration Agreement, we received an upfront payment of $50 million and may receive potential regulatory and commercial progress- and sales-dependent milestone payments of up to $310.5 million.  Of the $50 million upfront payment, we paid 20%, or $10 million, to the licensors of FOLOTYN under the terms of our license agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute.  Included in the $310.5 million in potential milestone payments are potential $14.5 million and $10.0 million milestone payments related to obtaining conditional approval of FOLOTYN in the European Union and first reimbursable commercial sale in the third major market in the European Union, respectively, which may be achieved in 2012.  We are also entitled to receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories.  Allos and Mundipharma will jointly fund worldwide development costs, initially on a 60:40 basis, respectively; which will change to a 50:50 basis if certain pre-defined milestones are achieved, including approval to market FOLOTYN for relapsed or refractory PTCL by the European Union.  The parties’ development funding will support jointly agreed-upon clinical development activities, including, but not limited to, the planned Phase 3 registration studies of FOLOTYN in previously undiagnosed PTCL and in relapsed or refractory cutaneous T-cell lymphoma. Pursuant to a separate supply agreement with Mundipharma Medical Company, an affiliate of Mundipharma, we will supply FOLOTYN for Mundipharma’s clinical and commercial uses. We refer to the Mundipharma Collaboration Agreement and the Mundipharma Supply Agreement as the Mundipharma Agreements. During the three and six months ended June 30, 2011, we recognized $28.1 million of license and other revenue under the Mundipharma Agreements.

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

The following table summarizes the target indications and clinical development status of the FOLOTYN development program, including our planned post-approval studies:

Company Sponsored Studies	Phase	Status
HEMATOLOGIC MALIGNANCIES
Peripheral T-cell Lymphoma
1st Line: CHOP Sequential Study*	3	Open for enrollment
Cutaneous T-cell Lymphoma
2nd Line+: Single Agent Study	1	Enrollment completed; results reported Q4 2010
2nd Line+: Bexarotene Combination*	1/3	Enrollment ongoing in Phase 1 study
Lymphoma
2nd line+: Non-Hodgkin Lymphoma combination Pralatrexate + Gemcitabine	1/2a	Enrollment completed; data expected 1H 2012
2nd Line+: B-cell Non-Hodgkin Lymphoma	2	Enrollment ongoing
SOLID TUMORS
Bladder Cancer
2nd Line: Single Agent Study	2	Study ongoing; data expected 2H 2011
Breast Cancer
2nd Line+: Single Agent Study	2	Enrollment ongoing; interim analysis data expected 2H 2011

NCCN Studies**	Phase	Status
Upper GI 1st Line: Pralatrexate + Oxaliplatin	2	Ongoing
Upper GI 2nd Line: Pralatrexate + Docetaxel	2	Ongoing
Ovarian Recurrent Platinum Sensitive: Carboplatin + Pralatrexate	2	Ongoing
Head & Neck: Single Agent Pralatrexate	2	Ongoing
Solid Tumors (GI enriched): Sequential Pralatrexate/5-Fluorouracil	1	Ongoing
Multiple Myeloma: Bortezomib + Pralatrexate	1	Ongoing

*

These studies are required by the FDA as a condition of the accelerated approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL and must verify the clinical benefit of FOLOTYN. Additionally, these studies are jointly funded under the Mundipharma Agreements discussed above.

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

Our ability to achieve sustained profitability is dependent on our ability, alone or with partners, to significantly increase sales of FOLOTYN for the treatment of patients with relapsed or refractory PTCL in the United States.  The amount of our future product sales are subject to significant uncertainty.  We may never generate sufficient revenue from product sales to become profitable. We recently entered into a Merger Agreement with AMAG.  Under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger that could further adversely affect our ability to realize certain of our business strategies and our ability to achieve profitability if the Merger is not completed.

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

If we are unable to (i) significantly increase sales of FOLOTYN, (ii) complete the Merger as anticipated or (iii) otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our future prospects for profitability may be harmed.

In January 2011, we implemented a strategic reduction of our workforce by approximately 13%, or 25 employees.  Personnel reductions were primarily focused in research and development and general and administrative functions.  The restructuring was a result of our decision to prioritize our resources on the development and commercialization of FOLOTYN for the treatment of PTCL, cutaneous T-cell lymphoma and other hematologic malignancies, and to manage our operating costs and expenses.  During the first quarter of 2011, we incurred total restructuring charges of approximately $570,000 in connection with the restructuring, all in the form of one-time termination benefits, with no additional charges incurred in the second quarter of 2011.

Comparison of three and six months ended June 30, 2011 and 2010

Revenue

Our revenues for the three and six months ended June 30, 2011 and 2010 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)

Net product sales	$11.0	$7.9	$21.8	$15.3
License and other revenue	28.1	—	28.1	—
Total revenue	$39.1	$7.9	$49.9	$15.3

Net product sales.  Net product sales represent total revenue less distributor fees and estimated allowances for product returns, government rebates and chargebacks, as further described in the “Critical Accounting Policies” section below.  We began making FOLOTYN available for commercial sale in the United States in October 2009 and commenced our commercial launch of FOLOTYN in January 2010.

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party.  Title to the product passes upon delivery to our distributors, when the risks and rewards of ownership are assumed by the distributor (freight on board destination).  These distributors then resell FOLOTYN to the patients’ respective health care providers.  Prior to the fourth quarter of 2010, product sales to distributors were recorded as deferred revenue until the product was sold through from our distributors to health care providers because we did not have sufficient history to be able to reasonably estimate returns.  Beginning in the fourth quarter of 2010, we began recognizing revenue as product is sold to distributors as we established a sufficient history in order to reasonably estimate returns from our distributors.  Through June 30, 2011, product returns have been negligible.  Our distributors’ contractual return rights are limited to defective product or product that was shipped in error.  Returns are not allowed for expired product.  Given these limited contractual return rights, the price of FOLOTYN and the limited number of PTCL patients in the United States, FOLOTYN distributors and their customers generally carry limited inventory.

A reconciliation of gross to net product sales for the three and six months ended June 30, 2011 and 2010 and balances and activity in the deferred revenue account for the three and six months ended June 30, 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)

Gross product sales	$12.5	$9.0	$24.6	$17.2
Gross to Net Sales Adjustments
Government rebates and chargebacks	(1.0)	(0.9)	(1.8)	(1.4)
Distribution fees	(0.4)	(0.2)	(0.7)	(0.5)
Product returns allowance	(0.1)	(0.0)	(0.3)	(0.0)
Net product sales	$11.0	$7.9	$21.8	$15.3

Deferred revenue, beginning of period		$1.2		$0.7
Gross product sales to distributors		9.0		17.7
Less: Gross product sales recognized		(9.0)		(17.2)
Deferred revenue, end of period		$1.2		$1.2

The gross product sales to distributors for the three months ended June 30, 2011 were $12.5 million, a $3.5 million increase from the comparable amount of $9.0 million for the three months ended June 30, 2010.  The gross product sales to distributors for the six months ended June 30, 2011 were $24.6 million, a $6.9 million increase from the comparable amount of $17.7 million for the six months ended June 30, 2010.  These increases relate to an increase in the number of units sold, as there have been no price increases to date.

Gross to net sales adjustments as a percent of gross sales were 12.4%  and 12.6% for the three months ended June 30, 2011 and 2010, respectively.  Gross to net sales adjustments as a percent of gross sales were 11.2% and 11.3% for the six months ended June 30, 2011 and 2010, respectively.  Gross to net sales adjustments are expected to approximate 12% for the year ending December 31, 2011.

Balances and activity in the government rebates and chargebacks and distribution fees payable accounts for the six months ended June 30, 2011 and 2010 are as follows:

	Product Returns	Government Rebates and Chargebacks	Distribution Fees
	(in millions)
Balance at December 31, 2009	$—	$0.5	$0.1
Reserve for current period sales	—	1.6	0.5
Change in estimate for prior period sales	—	(0.2)	—
Credits/payments made for prior period sales	—	(0.7)	(0.3)
Credits/payments made for current period sales	—	(0.1)	(0.1)
Balance at June 30, 2010	$—	$1.1	$0.2

Balance at December 31, 2010	$0.4	$2.2	$0.3
Reserve for current period sales	0.3	2.1	0.7
Change in estimate for prior period sales	—	(0.3)	—
Credits/payments made for prior period sales	—	(0.4)	(0.2)
Credits/payments made for current period sales	—	(1.2)	(0.6)
Balance at June 30, 2011	$0.7	$2.4	$0.2

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

Our products are subject to certain programs with federal government qualified entities whereby pricing on products is discounted below distributor list price to participating entities. These entities purchase products through distributors at the discounted price, and the distributors charge the difference between their acquisition cost and the discounted price back to us. We account for chargebacks by establishing an accrual at the time of product sale in an amount equal to our estimate of chargeback claims to be received from qualified entities.  We do not expect the impact of the 340B program expansion included in the PPACA to significantly change our estimated government chargeback accruals because drugs approved under an Orphan Drug designation were specifically excluded from the provisions of the PPACA.  The FDA has awarded orphan drug status to FOLOTYN for the treatment of patients with T-cell lymphoma, which includes patients with relapsed or refractory PTCL. Given our commercial launch in January 2010 and the impact of the PPACA during the first half of 2010, our historical chargeback claims data through June 30, 2011 has not been representative of recent qualified entity utilization.  Therefore, we have not updated our expected utilization of the allowable discounted pricing by qualified entities. We also evaluate previously recorded chargebacks based on data regarding specific entities’ lack of claim activity over time.  As a result of this evaluation, during the six months ended June 30, 2011 we recorded a reversal of government chargeback allowances related to 2010 sales totaling $301,000.  Due to estimates and assumptions inherent in determining the amount of government chargebacks, the actual amount of claims for chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly.

Product returns, government rebates and chargebacks reflect management estimates which are further discussed in the “Critical Accounting Policies” section below.

We are not providing guidance on net product sales for the second half of 2011 given the potential personnel disruption from entering into the Merger Agreement with AMAG on July 19, 2011.

License and other revenue.  In May 2011, we entered into a strategic collaboration agreement to co-develop FOLOTYN with Mundipharma International Corporation Limited, or Mundipharma.  Under the agreement, or the Mundipharma Collaboration Agreement, we retain full commercialization rights for FOLOTYN in the United States and Canada, with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world, as further described in the “Critical Accounting Policies” section below.

Revenues recognized in the Statement of Operations related to the Mundipharma Agreements were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

License	$27.2	$—	$27.2	$—
Regulatory	0.7	—	0.7	—
Research and development	0.2	—	0.2	—
License and other revenue	$28.1	$—	$28.1	$—

Pursuant to the accounting guidance under Accounting Standards Codification 605-25, or ASC 605-25, which governs revenue recognition for multiple element arrangements, we have evaluated the three non-contingent deliverables under the Mundipharma Agreements and determined that they all meet the criteria for separation and are therefore treated as separate units of accounting, as follows:

•                  License to commercialize and develop FOLOTYN worldwide, outside of the United States and Canada, or the License;

•                  Regulatory services related to the MAA through May 10, 2012; and

•                  Research and development services related to jointly agreed-upon clinical development activities through approximately 2022, with cost sharing discussed in the “Strategic Collaboration” section above.

Since the delivery of the License occurred upon the execution of the Mundipharma Collaboration Agreement and there is no general right of return, all $27.2 million of allocated arrangement consideration related to the License was recognized as revenue during the three and six months ended June 30, 2011.

The regulatory activities will be performed over a period of up to one year, as defined in the Mundipharma Collaboration Agreement, with no general right of return.  Therefore, all allocated arrangement consideration related to the regulatory activities will be recognized using the proportional performance method, by which revenue is recognized in proportion to the costs incurred, during the service period of up to one year.  Research and development activities will be performed over multiple years and are related to the completion of the joint development clinical studies, with no general right of return.  Therefore, all allocated arrangement consideration related to the research and development activities will be recognized as the research and development costs that are subject to reimbursement are incurred.

The total revenue recognized in future periods under the arrangement is subject to a limitation such that deferred revenue recognized to date cannot be greater than the amounts received and receivable from Mundipharma less the remaining development cost differential that is subject to refund.

As of June 30, 2011, deferred revenue related to the Mundipharma Agreements consisted of $6.1 million and $15.9 million of current and long-term deferred revenue, respectively.

We expect the second half of 2011 license and other revenue from the Mundipharma Agreements to be approximately $4 million, related to regulatory and research and development services.  We do not expect additional revenue related to the license for the remainder of 2011.

Operating costs and expenses

Cost of sales, excluding amortization expense. Cost of sales, excluding amortization expense, includes royalties, inventory packaging and labeling, warehousing and shipping costs associated with FOLOTYN product revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Cost of sales, excluding amortization expense	$1.0	$0.8	$2.0	$1.4

Prior to receiving FDA approval of FOLOTYN on September 24, 2009, all costs related to purchases of the active pharmaceutical ingredient and manufacturing of the product were recorded as research and development expense.  Until we sell the inventory for which the costs were previously expensed, our cost of sales will reflect only royalties and other incremental costs incurred subsequent to the FDA approval date.  Accordingly, our cost of sales of FOLOTYN will be lower with respect to product that was manufactured prior to FDA approval.  This occurred with respect to the majority of sales of FOLOTYN in the three and six month periods of 2011 and 2010 and is expected to continue to occur for a significant amount of sales of FOLOTYN through the remainder of 2011.

The $1.0 million and $0.8 million of cost of sales, excluding amortization expense for the three months ended June 30, 2011 and 2010, respectively, and the $2.0 million and $1.4 million of cost of sales, excluding amortization expense for the six months ended June 30, 2011 and 2010, respectively, was primarily attributable to an 8% royalty on gross product sales payable to the licensors of FOLOTYN under the terms of our license agreement.

Cost of sales for the year ending December 31, 2011 is expected to approximate 10% of net product sales to distributors, which includes the current 8% royalty on FOLOTYN sales.

Cost of license and other revenue. Cost of license and other revenue from the Mundipharma Agreements includes sublicense fee payments to the licensors of FOLOTYN and internal and external costs associated with regulatory services provided related to the MAA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Cost of license and other revenue	$10.6	$—	$10.6	$—

Cost of license and other revenue in the Statement of Operations for the three and six months ended June 30, 2011 consisted of: (i) $10 million, or 20% of the $50.0 million upfront payment to the licensors of FOLOTYN under the terms of our license agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute and, (ii) $0.6 million of costs incurred in connection with the regulatory services provided related to the MAA.  There were no corresponding costs in 2010.

We expect the second half of 2011 cost of license and other revenue to be approximately $2 million, all related to regulatory services.  We do not expect additional cost of revenue related to sublicense fees for the remainder of 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Research and development	$5.1	$6.5	$12.6	$15.8

The $1.4 million decrease in research and development expenses in the three months ended June 30, 2011 as compared to the same period in 2010 was primarily due to:

•          a $793,000 decrease in costs related to clinical trials involving FOLOTYN that have closed enrollment, including decreased costs for our Phase 2b study in non-small cell lung cancer, or NSCLC, which completed patient enrollment in July 2009;

•          a $571,000 decrease related to external costs incurred and internal costs allocated to regulatory services performed under the Mundipharma Agreements, which are included in cost of license and other revenue discussed above;

•          a $486,000 decrease in consulting and professional fees, primarily related to the preparation for the submission of the MAA in Europe, which was accepted in December 2010; and

•          a $394,000 decrease in personnel costs, mainly attributable to the reduction in force in January 2011, as discussed above.

This decrease was partially offset by:

•          a $642,000 increase in costs related to clinical trials involving FOLOTYN, including costs for the post-approval studies required by the FDA and other trials with ongoing enrollment; and

•          a $133,000 increase in non-cash stock-based compensation, as discussed in more detail in the Stock-based Compensation Expense section below.

The $3.2 million decrease in research and development expenses in the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to:

•          a $2.0 million decrease in costs related to clinical trials involving FOLOTYN that have closed enrollment, including decreased costs for our Phase 2b study in NSCLC which completed patient enrollment in July 2009;

•          a $1.6 million decrease in third-party manufacturing costs for clinical trial material and other manufacturing costs; and

•          a $571,000 decrease related to external costs incurred and internal costs allocated to regulatory services performed under the Mundipharma Agreements, which are included in cost of license and other revenue discussed above; and

•          a $400,000 decrease in consulting and professional fees, primarily related to the preparation for the submission of the MAA in Europe, which was accepted in December 2010.

This decrease was partially offset by:

•            a $794,000 increase in costs related to clinical trials involving FOLOTYN, including costs for the post-approval studies required by the FDA and other trials with ongoing enrollment; and

•            a $609,000 increase in non-cash stock-based compensation, as discussed in more detail in the Stock-based Compensation Expense section below.

We expect research and development expenses for the full year 2011, excluding non-cash stock-based compensation expense, to decrease by approximately $2 million as compared to the full year 2010 amount of $28.0 million, primarily related to certain expenses being classified as cost of license and other revenue in 2011.  Our guidance for 2011 research and development expenses includes our ongoing and planned studies, including the planned initiation in 2011 of our post-marketing Phase 3 study in PTCL.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Selling, general and administrative	$20.2	$20.5	$37.7	$38.4

The $360,000 decrease in selling, general and administrative expenses in the three months ended June 30, 2011 as compared to the same period in 2010 was primarily due to the following:

•            a $953,000 decrease in personnel, travel and administrative costs, mainly attributable to reduced headcount;

•            a $370,000 decrease in contributions and educational grants; and

•            a $439,000 decrease in sales and marketing costs associated with the commercial launch of FOLOTYN that commenced in January 2010, including promotional expenses, advisory boards, market research and costs related to trade shows.

This decrease was partially offset by a $1.4 million increase in consulting and professional fees related to the proposed merger with AMAG and the Mundipharma Agreements.

The $740,000 decrease in selling, general and administrative expenses in the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to the following:

•            a $1.3 million decrease in personnel, travel and administrative costs, mainly attributable to reduced headcount;

•            a $930,000 decrease in sales and marketing costs associated with the commercial launch of FOLOTYN that commenced in January 2010, including promotional expenses, advisory boards, market research and costs related to trade shows; and

•            a $440,000 decrease in contributions and educational grants.

This decrease was partially offset by:

•            a $1.4 million increase in consulting and professional fees related to the proposed merger with AMAG and the Mundipharma Agreements;

•            a $370,000 increase related to consulting and professional fees related to corporate relations; and

•            a $174,000 increase in non-cash stock-based compensation expense, as discussed in more detail in the Stock-based Compensation Expense section below.

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

Amortization expense of our intangible asset for both the three and six months ended June 30, 2011 and 2010 was $114,000 and $227,000, respectively.  The expense was due to the amortization of the $5.8 million intangible asset resulting from a milestone payment under our license agreement for FOLOTYN in September 2009 discussed further in the “Obligations and Commitments” section below.  Amortization expense is being recorded on a straight line basis over the estimated remaining life of the composition of matter patent for FOLOTYN, which we expect to last until July 16, 2022. This includes the anticipated Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development. This term is our best estimate of the life of the patent.  If, however, the Hatch-Waxman extension is not granted, the intangible asset will be amortized over a shorter period.

The estimated annual amortization expense for the intangible asset for 2011 is approximately $454,000.

Stock-based Compensation Expense. Stock-based compensation expense for the three and six months ended June 30, 2011 and 2010 has been recognized in our Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Research and development	$0.8	$0.7	$2.0	$1.4
Selling, general and administrative	2.0	2.1	4.5	4.3
Total stock-based compensation expense	$2.8	$2.8	$6.5	$5.7

Stock-based compensation expense, by equity award type for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Stock options	$0.6	$2.3	$2.4	$4.9
Restricted stock units	2.2	0.4	4.0	0.7
Restricted stock	—	0.0	0.0	0.0
Employee stock purchase plan	0.0	0.1	0.1	0.1
Total stock-based compensation expense	$2.8	$2.8	$6.5	$5.7

The stock-based compensation expense for the three months ended June 30, 2011 was comparable to the same period in 2010.  The $0.8 million increase in stock-based compensation expense in the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to an increase in the number of RSUs granted to existing employees pursuant to the grant of additional RSUs to existing employees that occurred in October 2010 and our annual grants that occurred in February 2011.

As of June 30, 2011, the unrecorded stock-based compensation balance and estimated weighted-average amortization period by equity award type was as follows:

	Unrecorded stock-based compensation balance	Weighted- average amortization period
	(in millions)
Stock options	$4.6	1.5
Restricted stock units	10.5	1.7
Restricted stock	0.0	1.0

Stock-based compensation expense in fiscal year 2011 is expected to approximate $13 to $14 million.

Interest and Other Income, Net.  Interest income, net of interest expense, for the three months ended June 30, 2011 and 2010 was $22,000 and $66,000, respectively.  The $44,000 decrease in net interest income in the three months ended June 30, 2011 as compared to the same period in 2010 was primarily due to lower yields on our cash, cash equivalents and investments.

Interest income, net of interest expense, for the six months ended June 30, 2011 and 2010 was $60,000 and $131,000, respectively.  The $71,000 decrease in net interest income in the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to lower yields on our cash, cash equivalents and investments.

Liquidity and Capital Resources

As of June 30, 2011, we had $109.5 million in cash, cash equivalents, and investments.  Of this amount, $68.9 million was held in money market funds, U.S. Treasury notes with original maturities of three months or less and cash accounts and $40.6 million was held in U.S. Treasury bills and notes and high-grade corporate notes with a weighted average duration of the remaining time to maturity of approximately four months.  Until required for use in our business, we invest our cash reserves in bank deposits, money market funds, high-grade corporate notes and U.S. government instruments in accordance with our investment policy.

We have financed our operations primarily through public sales of our equity securities.  In addition, we began  generating revenue from sales of FOLOTYN in the fourth quarter of 2009.  Net product sales were $21.8 million and $15.3 million for the six months ended June 30, 2011 and 2010, respectively, which partially offset our operating costs and expenses for the respective periods.

Net cash provided by our operating activities for the six months ended June 30, 2011 was $10.8 million, primarily related to the $50 million upfront payment received in May 2011 under the Mundipharma Agreements, net of the 20%, or

$10 million sublicense fee payment we made to the licensors of FOLOTYN, offset by cash used for operating activities.  Net cash used to fund our operating activities for the six months ended June 30, 2010 was $39.6 million.

For fiscal 2011, total operating costs and expenses, excluding cost of sales, cost of license and other revenue and non-cash stock-based compensation expense, are expected to approximate $95 to $98 million.  This guidance includes transaction costs incurred as of June 30, 2011 and that are expected to be incurred in connection with the planned merger with AMAG prior to closing.  This guidance excludes transaction costs that would be incurred upon and subsequent to the closing of the merger.  Stock-based compensation expense is expected to approximate $13 to $14 million for 2011.  We are not providing guidance on net product sales for the second half of 2011 given the potential personnel disruption from the Company entering a definitive merger agreement with AMAG on July 19, 2011.

Actual financial results for 2011 will vary based upon many factors, including the amount of FOLOTYN sales and rate of patient enrollment in FOLOTYN clinical trials that are ongoing and planned for initiation in 2011.

Net cash provided by investing activities for the six months ended June 30, 2011 was $9.8 million and consisted primarily of proceeds from maturities of investments offset by purchases of investments.  Net cash used in investing activities for the six months ended June 30, 2010 was $28.9 million and consisted primarily of purchases of investments offset by proceeds from maturities of investments.

Net cash provided by financing activities for the six months ended June 30, 2011 and 2010 was $124,000 and $4.1 million, respectively, and consisted primarily of proceeds from the issuance of common stock associated with stock options exercised by our employees and sales of stock under our employee stock purchase plan.

Based upon the current status of our product development and commercialization plans, we believe that our $109.5 million of cash, cash equivalents, and investments as of June 30, 2011 will be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

•            the timing, costs and potential adverse impact on net product sales associated with entering into a definitive merger agreement with AMAG on July 19, 2011 and announcing the potential merger with AMAG; and

•            our evaluation of, and decisions with respect to, potential in-licensing or product acquisition opportunities or other strategic alternatives.

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

Obligations and Commitments

Royalty and License Fee Commitments

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and have made aggregate milestone payments of $2.5 million based on the passage of time. Additionally, in May and September 2009, we made milestone payments of $1.5 million based on the FDA accepting our New Drug Application for review and $5.8 million based on the FDA approval to market FOLOTYN, respectively.  The up-front license fee and all milestone payments under the agreement prior to FDA approval to market FOLOTYN were recorded to research and development expense as incurred.  The $5.8 million milestone payment based on the FDA approval was capitalized as an intangible asset and is being amortized over the expected useful life of the composition of matter patent for FOLOTYN, which we expect to last until July 16, 2022. The only remaining potential milestone payment under the license agreement is for $3.5 million upon regulatory approval to market FOLOTYN in Europe, which, if made would be capitalized and amortized over the expected useful life of the licensed patents. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors royalties based on graduated annual levels of net sales of FOLOTYN to our distributors, net of actual rebates and chargebacks, or distributor sales, which may be different than our net product revenue recognized in accordance with U.S. generally accepted accounting principles, or GAAP, or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.  During the three and six months ended June 30, 2011, we made a $10.0 million sublicense fee payment under this agreement related to the Mundipharma Agreements.  Royalties are 8% of annual distributor sales up to $150.0 million; 9% of annual distributor sales of $150.0 million through $300.0 million; and 11% of annual distributor sales in excess of $300.0 million.  For the six months ended June 30, 2011 and 2010, our royalties were 8% of our net distributor sales.

The Merger Agreement may be terminated by either Allos or AMAG in certain circumstances, including if the Merger has not been consummated on or before February 29, 2012, and if the approval of the stockholders of either Allos or AMAG is not obtained.  If the Merger Agreement is terminated in certain specified circumstances, including termination of the Merger Agreement by Allos or AMAG in order to accept a superior offer or following an adverse change in the recommendation of the other party’s Board of Directors, Allos must pay AMAG, or AMAG must pay Allos, as applicable, a termination fee of $9 million or $14 million, respectively.  In addition, if the Merger Agreement is terminated following a meeting of the stockholders of Allos or AMAG at which the adoption of the Merger Agreement or the approval of the issuance of shares of AMAG common stock as consideration in the Merger is considered but not approved, then Allos or AMAG, as applicable, will be required to pay an amount equal to $2 million in reimbursement of the other party’s expenses incurred in connection with the transaction, which payment will be offset by any termination fee that may otherwise be payable by such party under the Merger Agreement.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses.  We base our estimates on historical experience, available information and assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  We have reviewed our critical accounting policies and estimates with the Audit Committee of our Board of Directors. We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and informed management judgments about matters that are inherently uncertain:

•          net product sales revenue recognition;

•          License and other revenue recognition;

•          accounting for research and development expenses;

•          accounting for inventory; and

•       accounting for stock-based compensation expense.

Net Product Sales Revenue Recognition

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

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party.  Title to the product passes upon delivery to our distributors, when the risks and rewards of ownership are assumed by the distributor (freight on board destination).  These distributors then resell FOLOTYN to the patients’ respective health care providers.  Prior to the fourth quarter of 2010, product sales to distributors were recorded as deferred revenue until the product was sold through from our distributors to health care providers because we did not have sufficient history to be able to reasonably estimate returns.  Beginning in the fourth quarter of 2010, we began recognizing revenue as product is sold to distributors as we established a sufficient history in order to reasonably estimate returns from our distributors.  We monitor inventory levels within our distribution channel and sales to end users, or health care providers, to determine whether deferral of sales is required.  No such deferrals were recorded at June 30, 2011.

Net Product Sales

We estimate gross to net sales adjustments based upon analysis of third-party information, including information obtained from our primary distributors with respect to their inventory levels and sell-through to the distributors’ customers.

Our net product sales represent total product sales less distributor fees and estimated allowances for product returns, government rebates and chargebacks to be incurred on the selling price of FOLOTYN related to the respective product sales.  We incur distributor fees related to the management of our product by distributors, which are recorded within net product sales and are based on definitive contractual agreements. Due to estimates and assumptions inherent in determining the amount of returns, rebates and chargebacks, the actual amount of returns and claims for rebates and chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly.  Product sales allowances and accruals are based on definitive contractual agreements or legal requirements (such as Medicaid laws and regulations) related to the purchase and/or utilization of the product by these entities.  Allowances and accruals are recorded in the same period that the related revenue is recognized.

Product Returns

Our distributors’ contractual return rights are limited to defective product or product that was shipped in error.  Returns are not allowed for expired product.  Given these limited contractual return rights, the price of FOLOTYN and the limited number of PTCL patients in the United States, FOLOTYN distributors and their customers generally carry limited inventory.  We estimated product returns for FOLOTYN of 1% of gross product sales based upon actual returns history within our distribution channel, which were consistent with historical trends of product returns for similar companies in the pharmaceutical industry.  The actual returns history within our distribution channel is derived from third-party information obtained from certain distributors with respect to their inventory levels and sell-through to the distributors’ customers.  We will continue to monitor the historical trend of returns, including the impacts on this trend of product expiry dates and may be required to make future adjustments to our estimates.    Through June 30, 2011, product returns have been negligible.

Medicaid Rebates

Our product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. We record estimated rebates payable under governmental programs, including Medicaid, as a reduction of revenue at the time revenues are recorded. Our calculations related to these rebate accruals require estimates, including estimates of customer mix primarily based on a combination of market and clinical research, to determine which sales will be subject to rebates and the amount of such rebates. During the first quarter of 2010, we obtained additional market research and were able to refine our estimated Medicaid utilization, which resulted in a reversal of Medicaid rebate allowances related to 2009 sales totaling $208,000.  Our estimate of utilization is based on market research and information about our expected patient population.  Through June 30, 2011, we have not had sufficient claims from states for rebates with which to update our estimate.  However, when we have sufficient claims history, we will consider such history in our estimate which could result in a change in our estimate.  We also consider any legal interpretations of the applicable laws related to Medicaid and qualifying federal and state government programs and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates.  In March 2010, the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Affordability Reconciliation Act of 2010, or PPACA, was enacted, which increased the Medicaid rebate percentage from 15.1% to 23.1%, retroactive to January 1, 2010.  In addition, the states’ ability to early adopt portions of PPACA, and any implementing regulations, could impact future estimates related to our Medicaid rebate allowances. We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. For reference purposes, a 10% to 20% increase in the Medicaid utilization percentage within our patient population as of June 30, 2011, would result in an approximate $1.1 million to $2.2 million reduction in cumulative net product sales.

Government Chargebacks

Our products are subject to certain programs with federal government qualified entities whereby pricing on products is discounted below distributor list price to participating entities. These entities purchase products through distributors at the discounted price, and the distributors charge the difference between their acquisition cost and the discounted price back to us. We account for chargebacks by establishing an accrual at the time of product sale in an amount equal to our estimate of chargeback claims to be received from qualified entities.  We do not expect the impact of the 340B program expansion included in the PPACA to significantly change our estimated government chargeback accruals because drugs approved under an Orphan Drug designation were specifically excluded from the provisions of the PPACA.  The FDA has awarded orphan drug status to FOLOTYN for the treatment of patients with T-cell lymphoma, which includes patients with relapsed or refractory PTCL. Given our commercial launch in January 2010 and the impact of the PPACA during the first half of 2010, our historical chargeback claims data through June 30, 2011 has not been representative of recent qualified entity utilization.  Therefore, we have not updated our expected utilization of the allowable discounted pricing by qualified entities. We also evaluate previously recorded chargebacks based on data regarding specific entities’ lack of claim activity over time.  As a result of this evaluation, during the six months ended June 30, 2011 we recorded a reversal of government chargeback allowances related to 2010 sales totaling $301,000.  Due to estimates and assumptions inherent in determining the amount of government chargebacks, the actual amount of claims for chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly.

License and Other Revenue Recognition

In May 2011, we entered into a strategic collaboration agreement to co-develop FOLOTYN with Mundipharma.  Under the agreement, or the Mundipharma Collaboration Agreement, we retain full commercialization rights for FOLOTYN in the United States and Canada, with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world.  Under the Mundipharma Collaboration Agreement, we received an upfront payment of $50.0 million and may receive potential regulatory and commercial progress- and sales-dependent milestone payments of up to $310.5 million.  Of the $310.5 million in potential milestone payments, we have determined that any payments that may become due upon approval by certain regulatory agencies and sales-dependent milestone payments will be deemed substantive milestones and will be accounted for as revenue in the period in which the milestone is achieved.  We are also entitled to receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories.

Allos and Mundipharma will jointly fund worldwide development costs, initially on a 60:40 basis, respectively; which will change to a 50:50 basis if certain pre-defined milestones are achieved.  Such milestones include approval to market FOLOTYN for relapsed or refractory PTCL in the European Union, or if approval is not obtained, then the first calendar quarter in which the development cost differential equals or exceeds $15 million.  The development cost differential is the cumulative amount of joint development costs that Mundipharma would have borne if Mundipharma had been responsible for 50% of the development costs rather than 40%.  To the extent that this “development cost differential” does not meet or exceed $15.0 million by December 31, 2019, and if approval in the European Union has not been obtained, then we will pay Mundipharma the difference between $15.0 million and the “development cost differential” as of December 31, 2019.  The parties’ development funding will support jointly agreed-upon clinical development activities including, but not limited to, the planned Phase 3 registration studies of FOLOTYN in previously undiagnosed PTCL and in relapsed or refractory cutaneous T-cell lymphoma. Pursuant to a separate supply agreement, or Mundipharma Supply Agreement, with

Mundipharma Medical Company, an affiliate of Mundipharma, we will supply FOLOTYN for Mundipharma’s clinical and commercial uses.  We refer to the Mundipharma Collaboration Agreement and the Mundipharma Supply Agreement as the Mundipharma Agreements.

Pursuant to the accounting guidance under Accounting Standards Codification 605-25, or ASC 605-25, which governs revenue recognition for multiple element arrangements, we have evaluated the three non-contingent deliverables under the Mundipharma Agreements and determined that they all meet the criteria for separation and are therefore treated as separate units of accounting, as follows:

•                  License to commercialize and develop FOLOTYN worldwide, outside of the United States and Canada, or the License;

•                  Regulatory services related to the European Marketing Authorisation Application, or MAA, through May 10, 2012; and

•                  Research and development services related to jointly agreed-upon clinical development activities through approximately 2022, with cost sharing as discussed above.

The manufacture and supply of FOLOTYN for all of Mundipharma’s clinical and commercial needs is contingent upon regulatory approval of the MAA for commercial supply  and initiation of the Mundipharma led clinical trials. Since the manufacturing obligations are contingent upon regulatory approvals for commercialization and clinical study design and there were no firm or pending orders for either clinical or commercial supply at or near the execution of the agreement, this obligation is deemed contingent and is not valued as a deliverable.

We allocated the agreement consideration based on the percentage of the relative selling price of all of the units of accounting.  We estimated the selling price of the License using the relief from royalty method income approach with a present value factor of 22%.  We estimated the selling prices of the regulatory and research and development services using third party costs and discounted cash flows with a present value factor of 6% and 10%, respectively.

Since the delivery of the License occurred upon the execution of the Mundipharma Collaboration Agreement and there is no general right of return, all $27.2 million of allocated arrangement consideration related to the License was recognized as revenue during the three and six months ended June 30, 2011.

The regulatory activities will be performed over a period of up to one year, as defined in the Mundipharma Collaboration Agreement, with no general right of return.  Therefore, all allocated arrangement consideration related to the regulatory activities will be recognized using the proportional performance method, by which revenue is recognized in proportion to the costs incurred, during the service period of up to one year.  Research and development activities will be performed over multiple years and are related to the completion of the joint development clinical studies, with no general right of return.  Therefore, all allocated arrangement consideration related to the research and development activities will be recognized as the research and development costs that are subject to reimbursement are incurred.

Revenues recognized in the Statement of Operations related to the Mundipharma Agreements were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

License	$27.2	$—	$27.2	$—
Regulatory	0.7	—	0.7	—
Research and development	0.2	—	0.2	—
License and other revenue	$28.1	$—	$28.1	$—

The total revenue recognized in future periods under the arrangement is subject to a limitation such that deferred revenue recognized to date cannot be greater than the amounts received and receivable from Mundipharma less the remaining development cost differential that is subject to refund.

As of June 30, 2011, deferred revenue related to the Mundipharma Agreements consisted of $6.1 million and $15.9 million of current and long-term deferred revenue, respectively.

Cost of license and other revenue in the Statement of Operations for the three and six months ended June 30, 2011 consisted of 20%, or $10.0 million, of the $50.0 million upfront payment to the licensors of FOLOTYN under the terms of our license agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute.  In addition, $0.6 million of costs were incurred in connection with the regulatory services provided related to the European MAA. Research and development, which is partially reimbursed under the Mundipharma Agreements, is included in research and development expense in the Statement of Operations.

Research and Development

Research and development expenditures are charged to expense as incurred. Research and development expenses include the costs of certain personnel, preclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, third party manufacturing costs for development of drug materials for use in clinical trials and preclinical studies and licensing fees for our product candidates prior to FDA approval.  All finished drug inventory costs associated with production activities in our third party manufacturing facilities prior to receiving FDA approval for such facilities and prior to receiving regulatory approval to market our product are expensed to research and development expenses.  We accrue research and development expenses for activity as incurred during the fiscal year and prior to receiving invoices from clinical sites and third party clinical and preclinical research organizations.  We accrue external costs for clinical and preclinical studies based on an evaluation of the following: the progress of the studies, including patient enrollment, dosing levels of patients enrolled, estimated costs to dose patients, invoices received, and contracted costs with clinical sites and third party clinical and preclinical research organizations.  Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period.  Actual results could differ from those estimates.  During the six months ended June 30, 2011 and 2010, we did not have any changes in estimates that would have resulted in material adjustments to research and development expenses accrued in the prior period.

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

Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense.  We have remaining supplies of FOLOTYN drug substance and drug product that are not recorded as inventory on our balance sheet as of June 30, 2011 because they were purchased prior to FDA approval.   Accordingly, our cost of sales will be lower with respect to product manufactured prior to FDA approval.  Until we sell these supplies for which the costs were previously expensed, our cost of sales will reflect only incremental costs incurred subsequent to the FDA approval date.

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

During the six months ended June 30, 2011 and 2010, we recorded stock-based compensation expense of approximately $6.5 million and $5.7 million, respectively, related to stock-based awards, including stock options, restricted stock units, restricted stock and our employee stock purchase plan. As of June 30, 2011, the unrecorded deferred stock-based compensation balance related to these stock-based awards was approximately $15.0 million and will be recognized over the remaining vesting periods of the awards. Judgments and estimates must be made and used in determining the factors used in calculating the fair value of stock-based awards, including the expected forfeiture rate of our stock-based awards, the expected life of our stock-based awards, and the expected volatility of our stock price. For more information on stock-based compensation expense during the six months ended June 30, 2011, refer to Note 9 “Stock-Based Compensation” of the unaudited June 30, 2011 financial statements included herein.

Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (FASB) completed an accounting standards update entitled “Milestone Method of Revenue Recognition.” This standard allows the milestone method to be used in the application of the proportional performance model when applied to revenue arrangements. Under this pronouncement an accounting policy election can be made to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This standard is effective for us beginning January 1, 2011, and may be applied either prospectively to milestones achieved after the adoption date or retrospectively for all periods presented. Refer to Note 8 of the unaudited June 30, 2011 financial statements included herein for the impact of this standard with respect to the strategic collaboration with Mundipharma entered into in May 2011.

In October 2009, the FASB issued an accounting standards update entitled “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” This standard prescribes the accounting treatment for arrangements that contain multiple-deliverable elements and may enable us to account for products or services (deliverables) separately rather than as a single unit in certain circumstances.  Prior to this standard, only certain types of evidence were acceptable for determining the relative selling price of the deliverables under an arrangement. If that evidence was not available, the deliverables were treated as a single unit of accounting. This updated standard expands the nature of evidence which may be used to determine the relative selling price of separate deliverables to include estimation. This standard is applicable to our arrangements entered into or materially modified after December 31, 2010. Refer to Note 8 of the unaudited June 30, 2011 financial statements included herein for the impact of this standard with respect to the strategic collaboration with Mundipharma entered into in May 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments as of June 30, 2011 consisted of cash, cash equivalents, investments, accounts receivable, prepaid expenses, accounts payable and accrued liabilities.  All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  We invest in marketable securities in accordance with our investment policy.  The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs.  Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.  The weighted average duration of the remaining time to maturity for our portfolio of investments in marketable securities as of June 30, 2011 was approximately four months.  As of June 30, 2011, our investments of $40.6 million were all classified as held-to-maturity and were held in a variety of interest-bearing instruments, consisting mainly of U.S. Treasury bills. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of June 30, 2011.  We have the ability and intent to hold our remaining investments to recover the entire amortized cost basis of the investments as of June 30, 2011, although we monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act”.  Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In May 2011, we entered into an agreement with Mundipharma International Corporation Limited, or Mundipharma, and began recording revenue related to this agreement. The accounting for this agreement required new processes and accounting estimates. We have implemented certain internal controls processes in various functional areas of the Company to ensure that financial data related to the Mundipharma Agreements has been correctly reflected in our financial statements. We are not aware of any material adverse impacts on our internal controls over financial reporting as a result of the implementation of these new controls.  There were no other changes in our internal controls over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Merger Transaction Class Action Lawsuits

On July 21, 2011, a putative class action lawsuit captioned Radmore, et al. v. Allos Therapeutics, Inc., et al., No. 11-CV-01895-MSK-MEH, was filed in the United States District Court for the District of Colorado. The complaint names as defendants the members of our board of directors, as well as AMAG. The plaintiff alleges that our directors breached their fiduciary duties to our stockholders in connection with the proposed merger between Allos and AMAG, and were aided and abetted by Allos and AMAG. The complaint alleges that the merger involves an unfair price and an inadequate sales process, unreasonable deal protection devices, and that defendants entered into the transaction to benefit themselves personally. The complaint seeks injunctive relief, including to enjoin the merger, attorneys’ and other fees and costs, and other relief.

On July 22, 2011, a putative class action lawsuit captioned Everage. v. Allos Therapeutics, Inc., et al., No. 11-CV-01912-MSK, was filed in the United States District Court for the District of Colorado. The complaint names as defendants the members of our board of directors, as well as AMAG. The plaintiff alleges that our directors breached their fiduciary duties to our stockholders in connection with the proposed merger between Allos and AMAG, and were aided and abetted by Allos and AMAG. The complaint alleges that the merger involves an unfair price and an inadequate sales process, unreasonable deal protection devices, and that defendants entered into the transaction to benefit themselves personally. The complaint seeks injunctive relief, including to enjoin the merger, attorneys’ and other fees and costs, and other relief.

On July 26, 2011, a putative class action lawsuit captioned Lam v. Allos Therapeutics, Inc., et al., No. 6714-VCN, was filed in the Delaware Court of Chancery. The complaint names as defendants the members of our board of directors, as well as AMAG and Merger Sub. The plaintiff alleges that our directors breached their fiduciary duties to our stockholders in connection with the proposed merger between Allos and AMAG, and were aided and abetted by AMAG and Merger Sub. The complaint alleges that the merger involves an unfair price and an inadequate sales process, unreasonable deal protection devices, and that defendants entered into the transaction to benefit themselves personally. The complaint seeks injunctive relief, including to enjoin the merger, rescissory damages in the event the merger occurs, attorneys’ and other fees and costs, and other relief.

Also on July 26, 2011, two putative class action lawsuits captioned Nunn v. Berns, et al., No. 11-CV-3201, and Stevens, et al. v. Hoffman, et al., No. 11-CV-3190, were filed in the Colorado Jefferson County District Court, First Judicial District. The Nunn complaint names as defendants the members of our Board, as well as AMAG and Merger Sub; the Stevens complaint does not name Mr. Berns or Mr. de Silva as defendants, but otherwise names the same defendants as the Nunn complaint. The plaintiffs allege that our directors breached their fiduciary duties to our stockholders in connection with the proposed merger between Allos and AMAG, and were aided and abetted by AMAG and Merger Sub. The complaints allege that the merger involves an unfair price and an inadequate sales process, unreasonable deal protection devices, and that defendants entered into the transaction to benefit themselves personally. The complaints seek injunctive relief, including in the Stevens complaint to enjoin the merger, damages, attorneys’ and other fees and costs, and other relief.

On July 28, 2011, a putative class action lawsuit captioned Mulligan v. Allos Therapeutics, Inc., et al., No. 6724-VCN, was filed in the Delaware Court of Chancery. The complaint names as defendants the Company and the members of our Board, as well as AMAG and Merger Sub. The plaintiff alleges that our directors breached their fiduciary duties to our stockholders in connection with the proposed merger between Allos and AMAG, and were aided and abetted by Allos, AMAG and Merger Sub. The complaint alleges that the merger involves an unfair price and an inadequate sales process, unreasonable deal protection devices, and that defendants entered into the transaction to benefit themselves personally. The complaint seeks injunctive relief, including to enjoin the merger, rescissory damages in the event the merger occurs, disgorgement of profits, attorneys’ and other fees and costs, and other relief.

The defendants believe the allegations of all the foregoing actions lack merit and intend to contest them vigorously.

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

Risks Related to the Pending Merger with AMAG

Because the Exchange Ratio is fixed and will not be adjusted in the event of changes in the price of either AMAG’s or our common stock, the market value of the shares of AMAG common stock to be received by our stockholders in connection with the Merger is subject to change prior to the completion of the Merger. *

As a result of the Merger, holders of our common stock will have the right to receive 0.1282 shares of AMAG common stock in exchange for each share of our common stock they own.  We refer to this exchange ratio as the Exchange Ratio. The Exchange Ratio is fixed and no adjustments to the Exchange Ratio will be made based on changes in the price of either the AMAG common stock or our common stock prior to the completion of the Merger. Changes in stock price may result from a variety of factors, including, among others, general market and economic conditions, changes in AMAG’s or our respective businesses, operations and prospects, market assessment of the likelihood that the Merger will be completed as anticipated or at all and regulatory considerations. Many of these factors are beyond AMAG’s or our control.

As a result of any such changes in stock price, the market value of the shares of AMAG common stock that our stockholders will receive at the time that the Merger is completed could vary significantly from the value of such shares on the date of this Quarterly Report on Form 10-Q or the date on which our stockholders actually receive their shares of AMAG common stock. For example, based on the range of closing prices of AMAG common stock during the period from July 19, 2011, the last trading day before the public announcement of the Merger, through August 1, 2011, the latest practicable date before filing of this Quarterly Report on Form 10-Q, the Exchange Ratio represented a market value ranging from a low of $1.90 to a high of $2.44 for each share of our common stock.

Changes in the number of shares of outstanding common stock of either AMAG or Allos prior to the completion of the Merger would result in a corresponding change to the relative ownership percentages of the current AMAG stockholders and the current Allos stockholders of the combined company. *

Based on the number of shares of AMAG common stock and our common stock outstanding as of July 19, 2011, the last trading day before the public announcement of the Merger, if the Merger had been completed on such date, the holders of our common stock would have been entitled to receive shares of AMAG common stock representing approximately 39% of all shares of AMAG common stock outstanding as of immediately following the completion of the Merger. AMAG stockholders would have continued to own their existing shares, which would not be affected by the Merger, and such shares would have represented approximately 61% of all shares of AMAG common stock outstanding as of immediately following the completion of the Merger. However, because the Exchange Ratio is fixed, to the extent that the number of shares of outstanding common stock of either AMAG or Allos changes prior to the completion of the Merger, whether due to any new issuance of shares of AMAG common stock or our common stock, any exercise of any outstanding options or other rights to purchase shares of AMAG common stock or our common stock or otherwise, there will automatically occur a corresponding change in the relative ownership percentages of the current AMAG stockholders and the current Allos stockholders of the combined company.

The announcement and pendency of the Merger could have an adverse effect on our stock price, business, financial condition, results of operations or business prospects. *

The announcement and pendency of the Merger could disrupt our business in the following ways, among others:

•                  our customers and other third-party business partners may determine to delay or defer purchase decisions with regards to our product or seek to terminate and/or renegotiate their relationships with us as a result of the Merger, whether pursuant to the terms of their existing agreements with us or otherwise;

•                  the attention of our management may be directed toward the completion of the Merger and related matters and may be diverted from the day-to-day business operations, including from other opportunities that might otherwise be beneficial to us; and

•                  current and prospective employees may experience uncertainty regarding their future roles with the combined company, which might adversely affect our ability to retain, recruit and motivate key personnel and may adversely affect the focus of our employees on sales of our product.

Should they occur, any of these matters could adversely affect our stock price or harm our financial condition, results of operations or business prospects.

Some of our directors and executive officers have interests in the Merger that are different from, or in addition to, those of our other stockholders. *

Our stockholders should be aware that certain of our directors and executive officers have arrangements that provide them with interests in the Merger that are different from, or in addition to, those of our stockholders. For example, four current members of our board of directors will be appointed to the new company’s board of directors upon completion of the Merger.  These directors will be entitled to receive certain cash and equity compensation in connection with their service as directors.  Our executive officers are party to existing employment agreements that provide for certain severance payments and the accelerated vesting of stock options and RSUs in the event of their qualifying termination in connection with the Merger.  In addition, our non-employee directors who do not become directors of AMAG upon the closing of the Merger hold stock options that provide for vesting in connection with the Merger. Our directors and executive officers also have certain rights to indemnification and directors’ and officers’ liability insurance that will be provided by the combined company following the completion of the Merger.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire Allos prior to the completion of the Merger. *

The Merger Agreement contains provisions that make it difficult for us to entertain a third-party proposal for an acquisition of Allos. These provisions include the general prohibition on our soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal, and the requirement that we pay a termination fee of $9 million to AMAG if the Merger Agreement is terminated in specified circumstances.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of Allos, even one that may be deemed of greater value than the Merger to our stockholders. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party’s offering of a lower value to our stockholders than such third party might otherwise have offered.

Failure to complete the Merger could negatively impact our business, financial condition, results of operations or stock price. *

The completion of the Merger is subject to a number of conditions and there can be no assurance that the conditions to the completion of the Merger will be satisfied. The Merger Agreement may also be terminated by Allos and AMAG in certain specified circumstances, including, subject to compliance with the terms of the Merger Agreement, by AMAG in order to accept a third-party acquisition proposal that its board of directors determines constitutes a superior offer upon payment of a $14 million termination fee to Allos. If the Merger is not completed, we will be subject to several risks, including:

•                  the current price of our common stock may reflect a market assumption that the Merger will occur, meaning that a failure to complete the Merger could result in a decline in the price of our common stock;

•                  we may be required to pay a termination fee of $9 million (or reimbursement of expenses of $2 million) to AMAG if the Merger Agreement is terminated under certain circumstances;

•                  we expect to incur substantial transaction costs in connection with the Merger whether or not the Merger is completed;

•                  we would not realize any of the anticipated benefits of having completed the Merger; and

•                  under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies.

If the Merger is not completed, these risks may materialize and materially and adversely affect our business, financial condition, results of operations or stock price.

Several lawsuits have been filed against Allos, the members of its board of directors, certain of its executive officers, AMAG and Merger Sub challenging the Merger, and an adverse judgment in any such lawsuit may prevent the Merger from becoming effective or from becoming effective within the expected timeframe. *

In July 2011, six putative class action lawsuits were filed against AMAG, Allos and members of the board of directors of Allos and the Merger Sub, arising out of the proposed merger between AMAG and Allos, challenging the proposed merger and seeking, among other things, to stop or delay the acquisition of Allos by AMAG, or rescission of the Merger in the event it is consummated.  One of the conditions to the completion of the Merger is that no temporary restraining order, preliminary or permanent injunction or other order preventing the completion of the Merger shall have been issued by any court of competent jurisdiction or other Governmental Body and be in effect. Consequently, if the plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger pursuant to the terms of the Merger Agreement, such an injunction may prevent the completion of the Merger in the expected timeframe (or altogether).

Obtaining required approvals necessary to satisfy the conditions to the completion of the Merger may delay or prevent completion of the Merger. *

The completion of the Merger is conditioned upon the receipt of certain governmental authorizations, consents, orders or other approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. AMAG and Allos intend to pursue all required approvals in accordance with the Merger Agreement. These approvals may impose conditions on or require divestitures relating to the operations or assets of AMAG or Allos and such conditions or divestitures may jeopardize or delay the completion of the Merger or may reduce the anticipated benefits of the Merger. Further, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.

If the Merger does not qualify as a “reorganization” within the meaning of Section 368(a) of the Code, the stockholders of Allos may be required to pay substantial U.S. federal income taxes. *

We intend, and our tax counsel will provide an opinion to the effect, that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code. The opinion of our tax counsel will be based on certain assumptions, representations and covenants made by AMAG, Merger Sub and Allos. If any of those representations, covenants and assumptions is inaccurate, the conclusions reached by counsel in such opinion may not apply. Moreover, the opinion of our tax counsel does not bind the Internal Revenue Service, or IRS, nor does it prevent the IRS from adopting a contrary position. We have not requested, nor do we intend to request, a ruling from the IRS, with respect to the tax consequences of the Merger and there can be no assurance that our position would be sustained by a court if challenged by the IRS. If the Merger does not qualify as a “reorganization” within the meaning of Section 368(a) of the Code, our stockholders generally would recognize taxable gain on their receipt of AMAG common stock in connection with the Merger.

If the Merger is consummated, the combined company may not perform as we or the market expects, which could have an adverse effect on the price of AMAG common stock which our current stockholders will own following the Merger. *

The success of the Merger will depend, in large part, on sales of our products and the ability of the combined company following the completion of the Merger to realize the anticipated benefits, including annual net operating synergies, from combining the businesses of AMAG and Allos. To realize these anticipated benefits, the combined company must successfully integrate the businesses of AMAG and Allos. This integration will be complex and time-consuming.

The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company’s failure to achieve some or all of the anticipated benefits of the Merger.

Potential difficulties that may be encountered in the integration process include the following:

•                  lost sales and customers as a result of customers of either of the two companies deciding not to do business with the combined company;

•                  complexities associated with managing the larger, more complex, combined business;

•                  integrating personnel from the two companies while maintaining focus on providing consistent, high quality products;

•                  potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Merger; and

•                  performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the Merger and integrating the companies’ operations.

If any of these events were to occur, the value of the AMAG common stock received by Allos stockholders in the Merger would be adversely affected.

Risks Related to Allos, Including as a Stand-Alone Company

We have a history of net losses and an accumulated deficit, and we may never generate sufficient revenue to achieve or maintain profitability in the future. *

We have incurred significant net losses and negative cash flows from operations.  To date, we have financed our operations primarily through the public and private sale of securities and net product sales.  For the six months ended June 30, 2011, we had a net loss of $13.0 million.  As of June 30, 2011, we had accumulated a deficit of $463.7 million.  We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses.

On September 24, 2009, we obtained accelerated approval from the FDA for FOLOTYN for use as a single agent for the treatment of patients with relapsed or refractory PTCL.  Our ability to achieve sustained profitability is dependent on our ability, alone or with partners, to significantly increase sales of FOLOTYN for the treatment of patients with relapsed or refractory PTCL.  We are also developing FOLOTYN for use as a single agent and in combination therapy regimens in a range of hematologic malignancies and solid tumor indications, which may or may not lead to obtaining the necessary regulatory approvals to market FOLOTYN for additional indications.  We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials and seeking additional regulatory approvals for FOLOTYN, and commercializing FOLOTYN for the treatment of patients with relapsed or refractory PTCL.  As a result, we may never generate sufficient revenue from product sales to become profitable or generate positive cash flows.

Our near-term prospects are dependent on FOLOTYN.  If we are unable to significantly increase sales of FOLOTYN for the treatment of patients with relapsed or refractory PTCL our ability to achieve sustained profitability will be adversely affected. *

FOLOTYN is our only product approved for marketing by the FDA and our ability to generate revenue in the near term is entirely dependent upon sales of FOLOTYN.  We may not be able to significantly increase sales of FOLOTYN for a number of reasons, including:

•                  we may not be able to continue to manufacture FOLOTYN in commercial quantities or at acceptable costs;

•                  the potential personnel disruption from the Company entering into a definitive merger agreement with AMAG on July 19, 2011 and the announcement of the potential merger;

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

•                  the relatively low incidence and prevalence rates of relapsed or refractory PTCL, including the reliability of our estimates; and

•                  we may not have adequate financial or other resources to significantly increase sales of FOLOTYN.

If we are unable to significantly increase sales of FOLOTYN for the treatment of patients with relapsed or refractory PTCL, our ability to achieve sustained profitability will be adversely affected and our stock price would likely decline.

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

•                  our evaluation of, and decisions with respect to, potential in-licensing or product acquisition opportunities or other strategic alternatives, including the potential Merger with AMAG; and

•                  the timing, costs and potential personnel disruption associated with entering into a definitive merger agreement with AMAG on July 19, 2011 and the announcement of the potential Merger.

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

If we are unable to maintain adequate sales, marketing or distribution capabilities or enter into agreements with third parties to perform some of these functions, we will not be able to commercialize FOLOTYN effectively. *

The approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL is our first U.S. approval.  Accordingly, we have limited experience in sales, marketing and distribution of pharmaceutical products.  We may not be able to adequately maintain the necessary sales, marketing, supply chain management and reimbursement capabilities on our own or enter into arrangements with third parties to perform these functions in a timely manner or on acceptable terms.  Additionally, maintaining sales, marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our sales, marketing and distribution capabilities to the desired levels. We may also experience personnel disruption in connection with entering into a definitive merger agreement with AMAG on July 19, 2011 and the announcement of the potential Merger.  To be successful we must:

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

Our relationship with Mundipharma is, and any other strategic partnerships or collaborations with pharmaceutical or biotechnology companies we may establish will be, subject to a number of risks, including:

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

We are dependent upon a small number of customers for a significant portion of our revenue, and the loss of, or significant reduction or cancellation in sales to, any one of these customers could adversely affect our operations and financial condition. *

In the United States, we sell FOLOTYN to a small number of distributors who in turn sell-through to patient health care providers.  These distributors also provide multiple logistics services relating to the distribution of FOLOTYN, including transportation, warehousing, cross-docking, inventory management, packaging and freight-forwarding.  We do not promote FOLOTYN to these distributors and they do not set or determine demand for FOLOTYN.  For the six months ended June 30, 2011 and 2010, three companies affiliated with AmerisourceBergen Corporation accounted for substantially all of our FOLOTYN sales.  We expect significant customer concentration to continue for the foreseeable future.  Our ability to generate sales of FOLOTYN will depend, in part, on the extent to which these distributors are able to provide adequate distribution of FOLOTYN to patient health care providers.  Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor.  The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.  On July 19, 2011, we entered into a definitive merger agreement with AMAG pursuant to which we would become a wholly owned subsidiary of AMAG.  In connection with the pending merger, some of our distributors and customers may delay or defer purchase decisions or may determine to terminate or renegotiate their relationships with us, which could negatively affect our revenues, earnings, cash flows and expenses, regardless of whether the merger is completed.

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

When we seek approval for FOLOTYN in other countries, we are subject to numerous complex regulatory requirements and if approval is denied or limited in another country, or if another country imposes post-marketing requirements, that decision could affect our ability to market FOLOTYN in other countries. *

We have filed an MAA with the EMA for FOLOTYN for the treatment of patients with relapsed or refractory PTCL, using the centralized procedure. If major objections are raised during the review procedure, we may not receive marketing approval and would be unable to commercialize FOLOTYN in the European Union. Alternatively, the marketing authorization may be subject to conditions for approval or post authorization obligations. Such conditions or obligations may be costly and time consuming to fulfill and may affect our operations. For example, additional clinical data may be required to confirm the safety or efficacy profile of FOLOTYN in the target patient population. In addition, marketing authorizations are subject to periodic reviews, which, if negative, could affect our ability to commercialize FOLOTYN in the European Union.

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

We may need to raise additional capital to support our future operations.  If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop or commercialize FOLOTYN.*

Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments as of June 30, 2011, together with the upfront payment associated with our strategic collaboration with Mundipharma, should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.  On July 19, 2011, we entered into a definitive merger agreement with AMAG pursuant to which we would become a wholly owned subsidiary of AMAG.  This merger may never be completed.  We anticipate continuing our current development programs and beginning other long-term development projects involving FOLOTYN, including the post-approval clinical studies required for FOLOTYN.  These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful.  In addition, we expect to incur significant costs relating to the commercialization of FOLOTYN, including costs related to our sales and marketing, medical affairs and manufacturing operations.  Therefore, we may need to raise additional capital to support our future operations.  Our actual capital requirements will depend on many factors, including:

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

•                  the timing, costs and potential adverse impact on net product sales associated with entering into a definitive merger agreement with AMAG Pharmaceuticals, Inc., or AMAG, on July 19, 2011 and the announcement of the potential Merger with AMAG; and

•                  our evaluation of, and decisions with respect to, potential in-licensing or product acquisition opportunities or other strategic alternatives.

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

Budget constraints may force us to delay our efforts to develop FOLOTYN for additional indications while we complete the post-approval clinical studies required by the FDA, which may prevent us from commercializing FOLOTYN for all desired indications as quickly as possible.*

On July 19, 2011, we entered into a definitive merger agreement with AMAG pursuant to which we would become a wholly owned subsidiary of AMAG.  This merger may never be completed.  Until and unless this merger is completed, we will be required to regularly assess the most efficient allocation of our research and development budget because we have limited resources, and because research and development is an expensive process.  In particular, our approval of FOLOTYN in patients with relapsed or refractory PTCL is conditioned upon us undertaking two additional Phase 3 studies and two additional Phase 1 studies, which will result in significant additional expense.  As a result of our limited resources, we may have to prioritize the development of FOLOTYN for additional indications and may not be able to fully realize the value of FOLOTYN for other indications in a timely manner, if at all.

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

Our current or future manufacturers may be unable to accurately and reliably manufacture commercial quantities of FOLOTYN at reasonable costs, on a timely basis and in compliance with the FDA’s cGMP. If our current or future contract manufacturers fail in any of these respects, our ability to timely complete our clinical trials, obtain or maintain required regulatory approvals and successfully commercialize FOLOTYN may be materially and adversely affected. This risk may be heightened with respect to FOLOTYN as there are a limited number of manufacturers with the ability to handle cytotoxic products such as FOLOTYN. In addition, we currently have obligations to supply Mundipharma Medical Company, an affiliate of Mundipharma, with FOLOTYN pursuant to the Mundipharma Supply Agreement.  If our current or future manufacturers fail to accurately and reliably manufacture commercial quantities of FOLOTYN, we could default on these supply obligations.

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

We may explore strategic partnerships or collaborations that may never materialize or may fail. *

We may, in the future, periodically explore a variety of possible strategic partnerships or collaborations in an effort to gain access to additional product candidates or resources.  For example, in May 2011, we entered into a strategic collaboration with Mundipharma for the co-development of FOLOTYN globally and commercialization outside the United States and Canada.  At the current time, we cannot predict what form such additional strategic partnership or collaborations might take.  We are likely to face significant competition in seeking appropriate strategic partners, and these strategic partnerships or collaborations can be complicated and time consuming to negotiate and document. We may not be able to negotiate additional strategic partnerships or collaborations on acceptable terms, or at all.  We are unable to predict when, if ever, we will enter into any additional strategic partnerships or collaborations because of the numerous risks and uncertainties associated with establishing strategic partnerships or collaborations.

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

Our success depends on the retention of our President and Chief Executive Officer and other key personnel.*

On July 19, 2011, we entered into a definitive merger agreement with AMAG pursuant to which we would become a wholly owned subsidiary of AMAG.  Under the planned merger, Brian J.G. Pereira, MD, President and Chief Executive Officer of AMAG, will serve as President and Chief Executive Officer the combined company, and Paul L. Berns, President and Chief Executive Officer of Allos, will serve on the combined company’s Board of Directors, which will include five directors designated by the current Board of Directors of AMAG. This merger may never be completed.  We are highly dependent on our Mr. Berns, other members of our management team and other key employees.  We are named as the beneficiary on a term life insurance policy covering Mr. Berns in the amount of $10.0 million.  We also depend on key employees and academic collaborators for each of our research and development programs.  The loss of any members of our management team and other key employees or academic collaborators could delay the development and commercialization of FOLOTYN or result in the termination of our FOLOTYN development program in its entirety.  Mr. Berns and others on our executive management team have employment agreements with us, but the agreements provide for “at-will” employment with no specified term.  Our future success also will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization of pharmaceutical products.  We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.  Additionally, we have recently implemented a strategic reduction in workforce and we may have a more difficult time in attracting and retaining the employees we need as a result of a perceived risk of future workforce and expense reductions.  We may also face significant potential personnel disruption associated with entering into a definitive merger agreement with AMAG and the announcement of the potential Merger.  In addition, as a result of the announcement of the potential Merger, current and prospective employees may experience uncertainty regarding their future roles with the combined company, which might adversely affect our ability to retain, recruit and motivate key personnel and may adversely affect the focus of our employees on sales of our product.  If we are unsuccessful in our recruitment and retention efforts, our business will be harmed.

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

As of August 1, 2011, we had 105,677,486 shares of common stock outstanding, of which Warburg owned 26,124,430 shares, or approximately 25% of the voting power of our outstanding common stock.  Although Warburg has entered into a standstill agreement with us, Warburg is, and will continue to be, able to exercise substantial influence over any actions requiring stockholder approval.  Concurrently with the execution of the definitive merger agreement with AMAG, AMAG entered into a voting agreement with Warburg and others, pursuant to which Warburg agreed to vote the shares of our common stock that it beneficially owns in favor of the adoption of the merger agreement.

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

Because Warburg owns a substantial percentage of our outstanding common stock, we amended the stockholder rights plan in connection with Warburg’s participation in an equity financing we completed in March 2005 to provide that Warburg and its affiliates will be exempt from the stockholder rights plan, unless Warburg and its affiliates become, without the prior consent of our board of directors, the beneficial owner of more than 44% of our common stock

Immediately prior to the execution of the definitive merger agreement with AMAG, Allos entered into an amendment to the stockholder rights plan, which provides, among other things, that (i) AMAG will be exempt from the stockholder rights plan solely to the extent of their beneficial ownership of any shares of Allos’ common stock pursuant to or arising out of the definitive merger agreement, voting agreements or any of the transactions contemplated thereby, and (ii) the stockholder rights plan and the related rights will terminate immediately prior to the consummation of the Merger, and as a result the stockholder rights plan will no longer be in effect and the related rights will no longer be issued or outstanding at the time of the consummation of the merger. The amendment to the stockholder rights plan will terminate and will be of no further force or effect if the definitive merger agreement is terminated in accordance with its terms prior to the consummation of the merger.

Unstable market conditions may have serious adverse consequences on our business. *

Market instability has made the business climate more volatile and more costly.  Our general business strategy may be adversely affected by unpredictable and unstable market conditions.  If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary equity or debt financing more difficult, more costly, and more dilutive.  While we believe we have adequate capital resources to meet our expected working capital and capital expenditure requirements for at least the next 12 months, a radical economic downturn or increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders.  On July 19, 2011, we entered into a definitive merger agreement with AMAG pursuant to which we would become a wholly owned subsidiary of AMAG.  This merger may never be completed.  Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans.  There is a risk that one or more of our current service providers, manufacturers or other partners may encounter difficulties during challenging economic times, which could have an adverse effect on our business, results of operations and financial condition.

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

•      the trading price of AMAG common stock, which would be exchanged at the Exchange Ratio for shares of our common stock if the Merger with AMAG is completed;

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

Date: August 4, 2011	ALLOS THERAPEUTICS, INC.

/s/ Paul L. Berns
Paul L. Berns
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David C. Clark
David C. Clark
Vice President, Finance and Treasurer
(Principal Financial and Accounting Officer)

Allos Therapeutics, Inc.

Index to Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization dated July 19, 2011, by and among AMAG Pharmaceuticals, Inc., Alamo Acquisition Sub, Inc. and Allos Therapeutics, Inc.	8-K	7/21/2011	2.1
2.2	Form of Voting Agreement dated July 19, 2011, by and between Allos Therapeutics, Inc. and each of the directors and named executive officers of AMAG Pharmaceuticals, Inc.	8-K	7/21/2011	2.2
4.1	Amendment to Rights Agreement dated July 19, 2011, by and between Allos Therapeutics, Inc. and Mellon Investors Services LLC.	8-K	7/21/2011	4.1
10.1*	License, Development and Commercialization Agreement, dated May 10, 2011, by and between Mundipharma International Corporation Limited and Allos				X
10.2*	Supply Agreement dated May 10, 2011, by and between Mundipharma Medical Company and Allos				X
10.3*

Third Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated May 10, 2011 between Allos and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.

X
31.1	Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a).				X
31.2	Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a).				X
32.1#	Section 1350 Certification.				X
101.INS†	XBRL Instance Document ( furnished electronically herewith)
101.SCH†	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith)
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)

*

Indicates confidential treatment has been requested with respect to specific portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

†

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.