Form 10-Q
period 2011-09-30
ALLOS THERAPEUTICS INC
filed 2011-11-03
CIK 1097264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2011.

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

As of November 1, 2011, there were 105,926,068 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.
BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$69,643	$48,164
Short-term investments	30,752	50,334
Restricted cash	238	238
Accounts receivable	15,606	12,076
Inventory	330	178
Prepaid expenses and other assets	3,179	2,180
Total current assets	119,748	113,170
Property and equipment, net	1,706	2,245
Long-term investments	—	67
Intangible asset, net	4,885	5,225
Other assets	—	49
Total assets	$126,339	$120,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,488	$4,931
Deferred revenue	6,084	—
Accrued liabilities	19,047	17,627
Total current liabilities	27,619	22,558
Long-term deferred revenue	15,258	—

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,500,000 shares designated from authorized preferred stock; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 105,679,986 and 105,493,546 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	106	105
Additional paid-in capital	558,276	548,722
Accumulated deficit	(474,920)	(450,629)
Total stockholders’ equity	83,462	98,198
Total liabilities and stockholders’ equity	$126,339	$120,756

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue:
Net product sales	$13,215	$8,230	$35,051	$23,522
License and other revenue	980	—	29,107	—
Total revenue	14,195	8,230	64,158	23,522

Operating costs and expenses:
Cost of sales, excluding amortization expense	1,230	889	3,217	2,330
Cost of license and other revenue	437	—	11,008	—
Research and development	4,996	7,249	17,567	23,056
Selling, general and administrative	18,688	18,702	56,398	57,151
Amortization of intangible asset	113	113	340	340
Total operating costs and expenses	25,464	26,953	88,530	82,877
Operating loss	(11,269)	(18,723)	(24,372)	(59,355)
Interest and other income, net	14	(129)	74	2
Loss before income taxes	(11,255)	(18,852)	(24,298)	(59,353)
Income tax benefit	7	78	7	78
Net loss	$(11,248)	$(18,774)	$(24,291)	$(59,275)

Net loss per share: basic and diluted	$(0.11)	$(0.18)	$(0.23)	$(0.56)
Weighted average shares: basic and diluted	105,677,687	105,320,554	105,604,438	105,039,263

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(24,291)	$(59,275)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	614	668
Stock-based compensation expense	9,431	7,892
Amortization of intangible asset	340	340
Other	5	226
Changes in operating assets and liabilities:
Accounts receivable	(3,530)	(3,852)
Prepaid expenses and other assets	(950)	40
Interest receivable on investments	(24)	(60)
Inventory	(154)	(136)
Trade accounts payable	(2,443)	480
Accrued liabilties	1,419	761
Deferred revenue	21,342	—
Net cash provided by (used in) operating activities	1,759	(52,916)
Cash Flows From Investing Activities:
Acquisition of property and equipment	(77)	(937)
Purchases of investments	(30,299)	(55,050)
Proceeds from maturities of investments	49,972	26,980
Net cash provided by (used in) investing activities	19,596	(29,007)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock associated with stock options and employee stock purchase plan	124	4,138
Proceeds from issuance of common stock, net of issuance costs	—	32
Net cash provided by financing activities	124	4,170
Net increase (decrease) in cash and cash equivalents	21,479	(77,753)
Cash and cash equivalents, beginning of period	48,164	141,185
Cash and cash equivalents, end of period	$69,643	$63,432
Supplemental Schedule of Cash and Non-cash Activities:
Deferred revenue in accounts receivable	$—	$918
Assets recorded for which payment has not yet occurred	—	142

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars shown in tables are in thousands, except per share amounts)

(unaudited)

1.                 Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2010 for a broader discussion of our business and the opportunities and risks inherent in such business.

Liquidity

As of September 30, 2011, we had $100.4 million in cash, cash equivalents, and investments. Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments as of September 30, 2011, will be adequate to support our operations through the end of 2014, although there can be no assurance that this can, in fact, be accomplished.

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

2.                 Fair Value of Financial Instruments

Cash, Cash Equivalents and Investments

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  The carrying values of our cash equivalents and investments approximate their market values based on quoted market prices. Investments are classified as held to maturity and are carried at cost plus accrued interest.  Our cash and cash equivalents are maintained in a financial institution in amounts that, at times, may exceed federally insured limits.  The weighted average duration of the remaining time to maturity for our portfolio of investments as of September 30, 2011 was approximately two months.  As of September 30, 2011, our investments were held in a variety of interest-bearing instruments, consisting mainly of U.S. Treasury notes.  We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of September 30, 2011.

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

We have no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of September 30, 2011.  Our financial instruments include cash and cash equivalents, investments, accounts receivable, prepaid expenses, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate their fair value due to their short maturities. The carrying value of our cash held in money market funds totaling $68.7 million as of September 30, 2011 are included in cash and cash equivalents on our Balance Sheet and approximates market values based on quoted market prices, or Level 1 inputs.

The carrying value of investments consisted of the following as of September 30, 2011:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	cost	Gains	Losses	Value
Short-term held-to-maturity securities:
U.S. Treasury notes	$30,135	$—	$2	$30,133
Certificate of deposit	584	4	1	587
U.S. Government agency securities	271	—	—	271
Sub-total	$30,990	$4	$3	$30,991
Less: Amounts classified as restricted cash	(238)	—	—	(238)
Total due in one year or less	$30,752	$4	$3	$30,753

The carrying value of investments consisted of the following as of December 31, 2010:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	cost	Gains	Losses	Value
Short-term held-to-maturity securities:
U.S. Treasury bills and notes	$50,063	$11	$1	$50,073
U.S. Government agency securities	271	6	—	277
Total due in one year or less	$50,334	$17	$1	$50,350

Long-term held-to-maturity securities:
Corporate notes	$305	$11	$—	$316
Less: Amounts classified as restricted cash	(238)	—	—	(238)
Total due in one to three years	$67	$11	$—	$78

We had no realized losses on our investments during the nine months ended September 30, 2011 or 2010.  Market values were determined for each individual security in the investment portfolio.  If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. Additionally, management assesses whether it intends to sell or would more-likely-than-not not be required to sell the investment before the expected recovery of the amortized cost basis. We do not intend to sell and believe it is more-likely-than-not that we will not be required to sell the investment before recovery of its amortized cost basis.  All of the investments as of September 30, 2011 that were in a loss position have been in a continuous unrealized loss position for less than 12 months.  As of September 30, 2011, we had immaterial unrealized losses on two of our U.S. Treasury note investments with aggregate fair values of $10.0 million each.  As of September 30, 2011, no other than temporary impairment has been recorded on any of our investments since these unrealized losses are on U.S. government issued securities maturing within one year. The decline in value of the investments as of September 30, 2011 was caused primarily by changes in interest rates.  All of the investments as of December 31, 2010 that were in a loss position, have been in a continuous unrealized loss position for less than 12 months.  As of December 31, 2010, we have an unrealized loss of $1,000 on one of our U.S. Treasury bill investments with an aggregate fair value of $10.0 million.  As of December 31, 2010, no other than temporary impairment has been recorded on any of our investments since these unrealized losses are on U.S. government issued securities maturing within one year. The decline in value of the investments as of December 31, 2010 was caused primarily by changes in interest rates.  We do not intend to sell and we do not believe that it is more likely than not that we will be required to sell our investments before recovering the cost of securities, nor do we expect not to recover the entire amortized cost basis of our investments as of September 30, 2011.  We have the ability and intent to hold our remaining investments to recover the entire amortized cost basis of the investments as of September 30, 2011.

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

Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense.  We have remaining supplies of FOLOTYN drug substance and drug product that are not recorded as inventory on our Balance Sheet as of September 30, 2011 because they were purchased prior to FDA approval.  Accordingly, our cost of sales will be lower with respect to product manufactured prior to FDA approval.  Until we sell these supplies for which the costs were previously expensed, our cost of sales will reflect only incremental costs incurred subsequent to the FDA approval date.

Inventory consisted of:

	September 30,	December 31,
	2011	2010
Work in process	$247	$254
Raw materials	148	—
Finished goods	52	38
	447	292
Less reserve	(117)	(114)
Total inventory	$330	$178

4.                 Prepaid Expenses and Other Assets

Prepaid expenses and other assets are comprised of the following:

	September 30,	December 31,
	2011	2010
Prepaid sales, marketing and medical affairs expenses	$1,589	$1,308
Prepaid expenses and other assets	1,299	650
Prepaid research and development expenses	291	222
	$3,179	$2,180

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

As a result of the FDA’s approval to market FOLOTYN on September 24, 2009, we met a milestone under our license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, discussed in Note 11, which required us to make a milestone payment of $5.8 million. We capitalized the $5.8 million payment as an intangible asset and began amortizing the asset immediately following the FDA approval of FOLOTYN. Amortization expense is being recorded on a straight line basis over the remaining expected life of the patent for FOLOTYN, which we expect to last until July 16, 2022. This includes the anticipated Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development. This term is our best estimate of the life of the patent. If, however, the Hatch-Waxman extension is not granted, the intangible asset will be amortized over a shorter period. Amortization expense of $113,000 and $340,000 for both the three and nine months ended September 30, 2011 and 2010 was recorded as amortization of intangible asset in the Statement of Operations.  The estimated annual amortization expense for the intangible asset is approximately $454,000 per year during 2011 through 2021 and $234,000 in 2022.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred.  No trigger events occurred for the three months ended September 30, 2011 on the $4,885,000 of intangible asset, net.

6.                 Accrued Liabilities

Accrued liabilities are comprised of the following:

	September 30,	December 31,
	2011	2010
Accrued royalties, government rebates, chargebacks, returns and distribution fees	$4,972	$3,849
Accrued personnel costs	4,460	6,103
Accrued sales and marketing expenses	3,442	3,536
Accrued legal costs	2,671	325
Accrued research and development expenses	1,634	2,762
Accrued expenses - other	1,868	1,052
	$19,047	$17,627

In January 2011, we implemented a strategic reduction of our workforce by approximately 13%, or 25 employees.  Personnel reductions were primarily focused in research and development and general and administrative functions.  The restructuring was a result of our decision to prioritize our resources on the development and commercialization of FOLOTYN for the treatment of PTCL, cutaneous T-cell lymphoma and other hematologic malignancies, and to manage our operating costs and expenses.  During the first quarter of 2011, we incurred total restructuring charges of approximately $570,000, of which $304,000 and $266,000 were recorded in research and development and sales, general and administrative expenses, respectively, in connection with the restructuring, all in the form of one-time termination benefits.  As of September 30, 2011, all accrued termination benefits related to this restructuring have been paid.

Accrued legal costs as of September 30, 2011 primarily relate to costs associated with the terminated Agreement and Plan of Merger and Reorganization, as amended, with AMAG Pharmaceuticals, Inc., or AMAG, discussed further in Note 13.

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

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party.  Title to the product passes upon delivery to our distributors, when the risks and rewards of ownership are assumed by the distributor (freight on board destination).  These distributors then resell FOLOTYN to the patients’ respective health care providers.  Prior to the fourth quarter of 2010, product sales to distributors were recorded as deferred revenue until the product was sold through from our distributors to health care providers because we did not have sufficient history to be able to reasonably estimate returns.  Beginning in the fourth quarter of 2010, we began recognizing revenue as product is sold to distributors as we established a sufficient history in order to reasonably estimate returns from our distributors.  We monitor inventory levels within our distribution channel and sales to end users, or health care providers, to determine whether deferral of sales is required.  No such deferrals were recorded at September 30, 2011.

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

Net product sales for the three and nine months ended September 30, 2011 include $3.0 million, or $0.03 per share of common stock, related to the sale of FOLOTYN for use in a clinical trial to be conducted by an unrelated party.  We expect to generate future sales of FOLOTYN for use in this clinical trial.  However, we cannot predict the timing or amount of such future sales.  Since this sale relates to product used for a clinical trial, the sale was not subject to government rebates and chargebacks and no such reserves were recorded on this sale.

Product Returns

Our distributors’ contractual return rights are limited to defective product or product that was shipped in error.  Returns are not allowed for expired product.  Given these limited contractual return rights, the price of FOLOTYN and the limited number of PTCL patients in the United States, FOLOTYN distributors and their customers generally carry limited inventory.  We estimated product returns for FOLOTYN of 1% of gross product sales based upon actual returns history within our distribution channel, which were consistent with historical trends of product returns for similar companies in the pharmaceutical industry.  The actual returns history within our distribution channel is derived from third-party information obtained from certain distributors with respect to their inventory levels and sell-through to the distributors’ customers.  We will continue to monitor the historical trend of returns, including the impacts on this trend of product expiry dates and may be required to make future adjustments to our estimates.  Through September 30, 2011, product returns have been negligible.  See activity for the three and nine month periods ended September 30, 2011 and 2010 in the tables below.

Medicaid Rebates

Our product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. We record estimated rebates payable under governmental programs, including Medicaid, as a reduction of revenue at the time revenues are recorded. Our calculations related to these rebate accruals require estimates, including estimates of customer mix primarily based on a combination of market and clinical research, to determine which sales will be subject to rebates and the amount of such rebates. During the first quarter of 2010, we obtained additional market research and were able to refine our estimated Medicaid utilization, which resulted in a reversal of Medicaid rebate allowances related to 2009 sales totaling $208,000.  Our estimate of utilization is based on market research and information about our expected patient population.  Through September 30, 2011, we have not had sufficient claims from states for rebates with which to update our estimate.  However, when we have sufficient claims history, we will consider such history in our estimate which could result in a change in our estimate.  We also consider any legal interpretations of the applicable laws related to Medicaid and qualifying federal and state government programs and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates.  In March 2010, the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Affordability Reconciliation Act of 2010, or PPACA, was enacted, which increased the Medicaid rebate percentage from 15.1% to 23.1%, retroactive to January 1, 2010.  In addition, the states’ ability to early adopt portions of PPACA, and any implementing regulations, could impact future estimates related to our Medicaid rebate allowances. We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. For reference purposes, a 10% to 20% increase in the Medicaid utilization percentage within our patient population as of September 30, 2011, would result in an approximate $1.3 million to $2.6 million reduction in cumulative net product sales.

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

We account for chargebacks by establishing an accrual at the time of product sale in an amount equal to our estimate of chargeback claims to be received from qualified entities.  We do not expect the impact of the 340B program expansion included in the PPACA to significantly change our estimated government chargeback accruals because drugs approved under an Orphan Drug designation were specifically excluded from the provisions of the PPACA.  The FDA has awarded orphan drug status to FOLOTYN for the treatment of patients with T-cell lymphoma, which includes patients with relapsed or refractory PTCL. Given our commercial launch in January 2010 and the impact of the PPACA during the first half of 2010, our historical chargeback claims data through September 30, 2011 has not been representative of recent qualified entity utilization.  Therefore, we have not updated our expected utilization of the allowable discounted pricing by qualified entities. We also evaluate previously recorded chargebacks based on data regarding specific entities’ lack of claim activity over time.  As a result of this evaluation, during the three and nine months ended September 30, 2011 we recorded a reversal of government chargeback allowances related to 2010 sales totaling $0 and $301,000, respectively.  Due to estimates and assumptions inherent in determining the amount of government chargebacks, the actual amount of claims for chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly.

A reconciliation of gross to net product sales for the three and nine months ended September 30, 2011 and 2010 and balances and activity in the deferred revenue account for the three and nine months ended September 30, 2010 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Gross product sales	$14,727	$9,274	$39,321	$26,512
Gross to Net Sales Adjustments
Government rebates and chargebacks	(968)	(778)	(2,765)	(2,212)
Distribution fees	(397)	(266)	(1,112)	(762)
Product returns allowance	(147)	—	(393)	(16)
Net product sales	$13,215	$8,230	$35,051	$23,522

Deferred revenue, beginning of the period		$1,153		$669
Gross product sales to distributors		9,708		27,430
Less: Gross product sales recognized		(9,274)		(26,512)
Deferred revenue, end of the period		$1,587		$1,587

Balances and activity in the product returns, government rebates and chargebacks and distribution fees payable accounts for the nine months ended September 30, 2011 and 2010 are as follows:

		Government
	Product	Rebates and	Distribution
	Returns	Chargebacks	Fees
Balance at December 31, 2009	$—	$487	$86
Reserve for current period sales	—	2,420	762
Change in estimate for prior period sales	—	(208)	—
Credits/payments made for prior period sales	—	(1,054)	(615)
Credits/payments made for current period sales	—	(126)	(84)
Balance at September 30, 2010	$—	$1,519	$149

Balance at December 31, 2010	$428	$2,224	$263
Reserve for current period sales	393	3,066	1,112
Change in estimate for prior period sales	—	(301)	—
Credits/payments made for prior period sales	—	(425)	(198)
Credits/payments made for current period sales	—	(1,812)	(907)
Balance at September 30, 2011	$821	$2,752	$270

Major Customers and Concentration of Credit Risk

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party and are detailed below, without requiring collateral.  We periodically assess the financial strength of these customers and establish allowances for anticipated losses, if necessary.  Substantially all of our sales for the three and nine months ended September 30, 2011 and 2010 were made in the United States.  Trade accounts receivable totaled $15.3 million and $12.1 million at September 30, 2011 and December 31, 2010, respectively.

	% of total trade accounts
	receivable at
	September 30,	December 31,
	2011	2010
Customer A	42.9%	53.8%
Customer B	35.8%	23.1%
Customer C	19.2%	22.3%

	% of total gross product sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Customer A	44.6%	49.7%	50.1%	50.5%
Customer B	37.3%	22.4%	26.7%	23.9%
Customer C	16.6%	27.0%	21.6%	25.0%

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

8.    Mundipharma Agreements

In May 2011, we entered into a strategic collaboration agreement to co-develop FOLOTYN with Mundipharma.  Under the agreement, or the Mundipharma Collaboration Agreement, we retain full commercialization rights for FOLOTYN in the United States and Canada, with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world.  Under the Mundipharma Collaboration Agreement, we received an upfront payment of $50.0 million and may receive potential regulatory and commercial progress- and sales-dependent milestone payments of up to $310.5 million.  Included in the $310.5 million in potential milestone payments are potential $14.5 million and $10.0 million milestone payments related to obtaining conditional approval of FOLOTYN and first reimbursable commercial sale in the third major market in the European Union, respectively, which may be obtained in 2012.  Of the $310.5 million in potential milestone payments, we have determined that any payments that may become due upon approval by certain regulatory agencies and sales-dependent milestone payments will be deemed substantive milestones and will be accounted for as revenue in the period in which the milestone is achieved.  We are also entitled to receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories.

Allos and Mundipharma will jointly fund worldwide development costs, initially on a 60:40 basis, respectively; which will change to a 50:50 basis if certain pre-defined milestones are achieved.  Such milestones include approval to market FOLOTYN for relapsed or refractory PTCL in the European Union, or if approval is not obtained, then the first calendar quarter in which the development cost differential equals or exceeds $15 million.  The development cost differential is the cumulative amount of joint development costs that Mundipharma would have borne if Mundipharma had been responsible for 50% of the development costs rather than 40%.  To the extent that this “development cost differential” does not meet or exceed $15.0 million by December 31, 2019, and if approval in the European Union has not been obtained, then we will pay Mundipharma the difference between $15.0 million and the “development cost differential” as of December 31, 2019.  The “development cost differential” was $112,000 as of September 30, 2011.  The parties’ development funding will support jointly agreed-upon clinical development activities including, but not limited to, the planned Phase 3 registration studies of FOLOTYN in previously undiagnosed PTCL and in relapsed or refractory cutaneous T-cell lymphoma. The 40% joint development cost reimbursement is recorded in License and other revenue in the Statement of Operations; and the full joint development costs are recorded in Research and development expense.  Pursuant to a separate supply agreement, or Mundipharma Supply Agreement, with Mundipharma Medical Company, an affiliate of Mundipharma, we will supply FOLOTYN for Mundipharma’s clinical and commercial uses.  We refer to the Mundipharma Collaboration Agreement and the Mundipharma Supply Agreement as the Mundipharma Agreements.

Pursuant to the accounting guidance under Accounting Standards Codification 605-25, or ASC 605-25, which governs revenue recognition for multiple element arrangements, we have evaluated the three non-contingent deliverables under the Mundipharma Agreements and determined that they all meet the criteria for separation and are therefore treated as separate units of accounting, as follows:

•                  License from Allos to commercialize and develop FOLOTYN worldwide, outside of the United States and Canada, or the License;

•                  Regulatory services provided by Allos related to the European Marketing Authorisation Application, or MAA, through May 10, 2012; and

•                  Research and development services provided by Allos related to jointly agreed-upon clinical development activities through approximately 2022, with cost sharing as discussed above.

The manufacture and supply of FOLOTYN for all of Mundipharma’s clinical and commercial needs is contingent upon regulatory approval of the MAA for commercial supply and initiation of the Mundipharma led clinical trials. Since the manufacturing obligations are contingent upon regulatory approvals for commercialization and clinical study design and there were no firm or pending orders for either clinical or commercial supply at or near the execution of the agreement, this obligation is deemed contingent and is not valued as a deliverable.  As of September 30, 2011, no clinical or commercial supply has been delivered under this agreement.

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

Since the delivery of the License occurred upon the execution of the Mundipharma Collaboration Agreement and there is no general right of return, all $27,167,000 of allocated arrangement consideration related to the License was recognized as revenue during the nine months ended September 30, 2011.

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

Revenues recognized in the Statement of Operations related to the Mundipharma Agreements were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

License	$—	$—	$27,167	$—
Regulatory	560	—	1,297	—
Research and development	420	—	643	—
License and other revenue	$980	$—	$29,107	$—

The total revenue recognized in future periods under the arrangement is subject to a limitation such that deferred revenue recognized to date cannot be greater than the amounts received and receivable from Mundipharma less the remaining development cost differential that is subject to refund.

License and other revenue for the three and nine months ended September 30, 2011 includes $293,000 and $449,000 related to the 40% joint development cost reimbursement under the Mundipharma Agreements.

As of September 30, 2011, accounts receivable related to the Mundipharma Agreements totaled $293,000.  As of September 30, 2011, deferred revenue related to the Mundipharma Agreements consisted of $6.1 million and $15.3 million of current and long-term deferred revenue, respectively.

Cost of license and other revenue in the Statement of Operations for the three months ended September 30, 2011 was $437,000 and consisted of costs incurred in connection with the regulatory services provided related to the European MAA.

Cost of license and other revenue in the Statement of Operations for the nine months ended September 30, 2011 was $11.0 million and consisted of 20%, or $10.0 million, of the $50.0 million upfront payment to the licensors of FOLOTYN under the terms of our license agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute.  In addition, $1.0 million of costs were incurred in connection with the regulatory services provided related to the European MAA. Research and development, which is partially reimbursed under the Mundipharma Agreements, is included in research and development expense in the Statement of Operations.

9.                 Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010 has been recognized in the accompanying Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Research and development	$833	$873	$2,805	$2,236
Selling, general and administrative	2,101	1,304	6,626	5,656
Total stock-based compensation expense	$2,934	$2,177	$9,431	$7,892

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

We did not recognize a related tax benefit during the nine months ended September 30, 2011 and 2010, as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of September 30, 2011.  No stock-based compensation expense was capitalized on our Balance Sheet as of September 30, 2011 and December 31, 2010.

Stock-based compensation expense by equity award type for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Stock options	$729	$1,840	$3,148	$6,754
Restricted stock units	2,186	274	6,223	935
Restricted stock	1	6	3	38
Employee stock purchase plan	18	57	57	165
Total stock-based compensation expense	$2,934	$2,177	$9,431	$7,892

As of September 30, 2011, the unrecorded stock-based compensation balance and estimated weighted-average amortization period by equity award type was as follows:

		Weighted-
	Unrecorded	average
	stock-based	remaining
	compensation	amortization
	balance	period

Stock options	$3,637	1.5
Restricted stock units	8,047	1.6
Restricted stock	3	1.0

Stock Options

The following table summarizes activity and related information for stock option awards granted under our equity incentive plans:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
	Number of	Average	Grant-date	Number of	Average
	Shares	Exercise Price	Fair Value	Shares	Exercise Price
Outstanding at December 31, 2010	8,716,829	$6.36		4,539,454	$5.89
Granted	835,000	2.21	$1.23
Exercised	(4,893)	2.91
Forfeited/Expired	(2,036,445)	6.43
Outstanding at September 30, 2011	7,510,491	$5.89		4,921,406	$6.07

The following table summarizes information about outstanding stock options that are fully vested and currently exercisable, and outstanding stock options that are expected to vest in the future:

		Weighted Average	Weighted
	Number	Remaining	Average	Aggregate
	Outstanding	Contractual Term	Exercise Price	Intrinsic Value
As of September 30, 2011:
Options fully vested and exercisable	4,921,406	6.1	$6.07	$—
Options expected to vest, including effects of expected forfeitures	2,016,702	8.5	$5.62	9,000
Options fully vested and expected to vest	6,938,108	6.8	$5.93	$9,000

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our closing stock price of $1.83 as of September 30, 2011, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.  There were no in-the-money options exercisable as of September 30, 2011.

There were no options exercised during the three months ended September 30, 2011.  The total intrinsic value of options exercised during the three months ended September 30, 2010 was $36,000 determined as of the date of option exercise.  The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was $1,000 and $3,984,000, respectively, determined as of the date of option exercise.  We settle employee stock option exercises with newly issued common shares.  No tax benefits were realized by us in connection with these exercises during the nine months ended September 30, 2011 and 2010 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of September 30, 2011.

Restricted Stock Awards

The following table summarizes activity and related information for restricted stock unit, or RSU, awards:

		Weighted
		Average
	Number of	Grant-date
	Shares	Fair Value
Nonvested RSU at December 31, 2010	2,492,078	$4.97
Granted	2,384,824	3.30
Vested	(126,404)	7.36
Forfeited	(724,363)	3.88
Nonvested RSU at September 30, 2011	4,026,135	$4.11

The shares of RSUs vest in three or four equal annual installments from the date of grant. Upon vesting of the restricted stock unit awards, we issue unrestricted shares of our common stock.  The total fair value of shares vested during the three months ended September 30, 2011 and 2010 was $11,000 and $14,000, respectively.  The total fair value of shares vested during the nine months ended September 30, 2011 and 2010 was $391,000 and $268,000, respectively.

The following table summarizes activity and related information for restricted stock, or RS, awards:

		Weighted
		Average
	Number of	Grant-date
	Shares	Fair Value
Nonvested RS at December 31, 2010	12,500	$6.51
Granted	—	—
Vested	(7,500)	5.85
Forfeited	(5,000)	7.49
Nonvested RS at September 30, 2011	$—	$—

The shares of RS vest in four equal annual installments from the date of grant.  The total fair value of shares vested during the three months ended September 30, 2011 and 2010 was $0 and $11,000, respectively.  The total fair value of shares vested during the nine months ended September 30, 2011 and 2010 was $35,000 and $806,000, respectively.

10.    Net Loss Per Share

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

Diluted net loss per share is the same as basic net loss per share for all periods presented because any potential dilutive share of common stock were anti-dilutive due to our net loss (as including such shares would decrease our basic net loss per share). Such potentially dilutive shares of common stock are excluded when the effect would be to reduce net loss per share. Because we reported a net loss for each of the three and nine month periods ended September 30, 2011 and 2010, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented. Such potentially dilutive shares of common stock consist of the following:

	September 30,
	2011	2010
Common stock options	7,510,491	8,887,973
Unvested restricted stock units	4,026,135	487,997
Unvested restricted stock	—	12,500
	11,536,626	9,388,470

11.          Commitments and Contingencies

Royalty and License Fee Commitments

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses.  Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and have made aggregate milestone payments of $2.5 million based on the passage of time. Additionally, in May and September 2009, we made milestone payments of $1.5 million based on the FDA accepting our New Drug Application for review and $5.8 million based on the FDA approval to market FOLOTYN, respectively.  The up-front license fee and all milestone payments under the agreement prior to FDA approval to market FOLOTYN were recorded to research and development expense as incurred.  As discussed in Note 5, the $5.8 million milestone payment based on the FDA approval was capitalized as an intangible asset and is being amortized over the expected useful life of the composition of matter patent for FOLOTYN, which we expect to last until July 16, 2022. The only remaining potential milestone payment under the license agreement is for $3.5 million upon regulatory approval to market FOLOTYN in Europe, which, if made would be capitalized and amortized over the expected useful life of the licensed patents. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities.  In addition, we will pay the licensors royalties based on graduated annual levels of net sales of FOLOTYN to our distributors, net of actual rebates and chargebacks, or distributor sales, which may be different than our net product revenue recognized in accordance with U.S. generally accepted accounting principles, or

GAAP, or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.  As discussed in Note 8, during the nine month period ended September 30, 2011, we made a $10.0 million sublicense fee payment under this agreement.  Royalties are 8% of annual distributor sales up to $150.0 million; 9% of annual distributor sales of $150.0 million through $300.0 million; and 11% of annual distributor sales in excess of $300.0 million.  For the nine months ended September 30, 2011 and 2010, our royalties were 8% of our net distributor sales.  As of September 30, 2011, accrued royalties were $1.1 million and are included in accrued liabilities on the Balance Sheet.

Lease Amendment

In August 2011, we extended our lease on an office in Princeton, New Jersey for one year, through September 30, 2012, at a rate of $380,000 per year.

Merger Transaction Class Action Lawsuits

On July 19, 2011, we entered into an Agreement and Plan of Merger and Reorganization, or Merger Agreement, with AMAG and Alamo Acquisition Sub, Inc., or Merger Sub, as amended on August 8, 2011.  On October 21, 2011, the Merger Agreement was terminated.

On July 26, 2011, a putative class action lawsuit captioned Lam v. Allos Therapeutics, Inc., et al., No. 6714-VCN, was filed in the Delaware Court of Chancery. The complaint names as defendants the members of our board of directors, as well as AMAG and Merger Sub. The plaintiff alleges that our directors breached their fiduciary duties to our stockholders in connection with the proposed merger between the Company and AMAG, and were aided and abetted by AMAG and Merger Sub. The complaint alleges that the merger involves an unfair price and an inadequate sales process, unreasonable deal protection devices, and that defendants entered into the transaction to benefit themselves personally. The complaint seeks injunctive relief, including to enjoin the merger, rescissory damages in the event the merger occurs, attorneys’ and other fees and costs, and other relief.

On July 28, 2011, a putative class action lawsuit captioned Mulligan v. Allos Therapeutics, Inc., et al., No. 6724-VCN, was filed in the Delaware Court of Chancery. The complaint names as defendants the Company and the members of our board of directors, as well as AMAG and Merger Sub. The plaintiff alleges that our directors breached their fiduciary duties to our stockholders in connection with the proposed merger between the Company and AMAG, and were aided and abetted by the Company, AMAG and Merger Sub. The complaint alleges that the merger involves an unfair price and an inadequate sales process, unreasonable deal protection devices, and that defendants entered into the transaction to benefit themselves personally. The complaint seeks injunctive relief, including to enjoin the merger, rescissory damages in the event the merger occurs, disgorgement of profits, attorneys’ and other fees and costs, and other relief.

On August 1, 2011, the Delaware Court of Chancery consolidated the Lam and Mulligan cases into In Re Allos Therapeutics, Inc. Shareholders Litigation, Consolidated C.A. No. 6714.

On August 15, 2011, a putative class action lawsuit captioned Gaines v. Narachi, et al., No. 6784-VCN, was filed in the Delaware Court of Chancery.  The complaint names as defendants the Company, AMAG, and the members of AMAG’s board of directors.  The plaintiff alleges that AMAG’s directors breached their fiduciary duties to AMAG’s stockholders in connection with the proposed merger between the Company and AMAG, and were aided and abetted by the Company.  The complaint alleges that the merger involved an inadequate sales process and unreasonable deal protection devices, that the AMAG board of directors improperly rejected an allegedly superior offer by MSMB Capital Management LLC, and that defendants entered into the transaction to benefit themselves personally.  The complaint seeks injunctive relief, including to enjoin the merger, rescissory damages in the even the merger occurs, disgorgement of profits, attorneys’ fees and other fees and costs, and other relief.

On September 1, 2011, a Verified Consolidated Amended Class Action Complaint was filed in the consolidated action pending in the Delaware Court of Chancery. The amended complaint names as defendants members of our board of directors, as well as the Company, AMAG and Merger Sub, and alleges that members of our board of directors breached their fiduciary duties to our stockholders in connection with the Merger Agreement and the disclosures related thereto, and further claims that the Company, AMAG and Merger Sub aided and abetted those alleged breaches of fiduciary duty. The amended complaint generally alleges that the Merger Agreement involves an unfair price, a flawed sales process and preclusive deal protection devices and that the defendants agreed to the transaction to benefit themselves personally. The amended complaint further alleges that the joint proxy statement fails to disclose material information relating to the Company’s and AMAG’s financial projections, the fairness opinions of J.P. Morgan and Morgan Stanley and the background of the proposed transaction. The amended complaint seeks damages and injunctive relief, including to enjoin the acquisition of the Company by AMAG, and an award of attorneys’ and other fees and costs, in addition to other relief.

On October 13, 2011, the Company and other defendants in the consolidated action pending in the Delaware Court of Chancery entered into a memorandum of understanding (“MOU”), pursuant to which the Company and such parties agreed in principle, and subject to certain conditions, to settle that action.  The settlement contemplated by the MOU was subject to and conditioned upon consummation of the acquisition of the Company by AMAG, which condition has not been satisfied.  No payments were made in connection with the settlement.

The Company and other defendants believe the allegations of all the foregoing actions lack merit.  Furthermore, inasmuch as the Merger Agreement has been terminated, the Company and other defendants believe such allegations are moot.  Defendants will continue to vigorously defend these actions as long as they remain pending.

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

13.    Subsequent Event

On October 21, 2011, the Merger Agreement, dated July 19, 2011 and as amended August 8, 2011, by and among the Company, AMAG and Merger Sub was terminated pursuant to Section 8.1(e) of the Merger Agreement and the merger contemplated thereby was not consummated.  The Merger Agreement was terminated by AMAG following the October 21, 2011, special meeting of AMAG stockholders at which AMAG’s stockholders voted against the issuance of shares of AMAG common stock to Allos’ stockholders in the proposed merger contemplated by the Merger Agreement.  In accordance with Section 8.3(c) of the Merger Agreement, AMAG paid Allos $1.8 million on October 25, 2011, consisting of the expense reimbursement equal to $2.0 million in connection with such termination, net of our portion of certain shared costs.

Upon the termination of the Merger Agreement, the Amendment, dated as of July 19, 2011, to the Rights Agreement, dated May 6, 2003, as amended on March 4, 2005, January 29, 2007 and July 17, 2009, between Allos and Mellon Investor Services LLC, and the Voting Agreements, dated as of July 19, 2011, between Allos and each of the directors and the then-current named executive officers of AMAG, terminated pursuant to their terms.

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

We are also seeking regulatory approval to market FOLOTYN in Europe for the treatment of patients with relapsed or refractory PTCL.  In December 2010, our MAA was accepted by the European Medicines Agency, or EMA.   Acceptance of the MAA by the EMA indicates that the application is complete and initiates the EMA’s regulatory review process.  We expect a Committee for Medicinal Products for Human Use, or CHMP, opinion as early as the fourth quarter of 2011 and a regulatory decision on the MAA in early 2012.  The MAA is based on clinical data from our pivotal PROPEL trial.

Termination of Merger Agreement

On October 21, 2011, Agreement and Plan of Merger and Reorganization, or Merger Agreement, dated July 19, 2011 and as amended August 8, 2011, by and among the Company, AMAG Pharmaceuticals, Inc., or AMAG, and Alamo Acquisition Sub, Inc., or Merger Sub, was terminated pursuant to Section 8.1(e) of the Merger Agreement and the merger contemplated thereby was not consummated.  The Merger Agreement was terminated by AMAG following the October 21, 2011, special meeting of AMAG stockholders at which AMAG’s stockholders voted against the issuance of shares of AMAG common stock to Allos’ stockholders in the proposed merger contemplated by the Merger Agreement.  In accordance with Section 8.3(c) of the Merger Agreement, AMAG paid Allos $1.8 million on October 25, 2011, consisting of the expense reimbursement equal to $2.0 million in connection with such termination, net of our portion of certain shared costs.

Upon the termination of the Merger Agreement, the Amendment, dated as of July 19, 2011, to the Rights Agreement, dated May 6, 2003, as amended on March 4, 2005, January 29, 2007 and July 17, 2009, between Allos and Mellon Investor Services LLC, and the Voting Agreements, dated as of July 19, 2011, between Allos and each of the directors and the then-current named executive officers of AMAG, terminated pursuant to their terms.

Strategic Collaboration

In May 2011, we entered into a strategic collaboration agreement to co-develop FOLOTYN with Mundipharma, or the Mundipharma Collaboration Agreement.  Under the Mundipharma Collaboration Agreement, we retain full commercialization rights for FOLOTYN in the United States and Canada, with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world.  Under the Mundipharma Collaboration Agreement, we received an upfront payment of $50 million and may receive potential regulatory and commercial progress- and sales-dependent milestone payments of up to $310.5 million.  Included in the $310.5 million in potential milestone payments are potential $14.5 million and $10.0 million milestone payments related to obtaining conditional approval of FOLOTYN in the European Union and first reimbursable commercial sale in the third major market in the European Union, respectively, which may be obtained in 2012.  Of the $50 million upfront payment, 20%, or $10 million, was paid by Allos to the licensors of FOLOTYN under the terms of our license agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute.  We are also entitled to receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories.  Allos and Mundipharma will jointly fund worldwide development costs, initially on a 60:40 basis, respectively; which will change to a 50:50 basis if certain pre-defined milestones are achieved, including approval to market FOLOTYN for relapsed or refractory PTCL in the European Union.  The parties’ development funding will support jointly agreed-upon clinical development activities, including, but not limited to, the planned Phase 3 registration studies of FOLOTYN in previously undiagnosed PTCL and in relapsed or refractory cutaneous T-cell lymphoma. Pursuant to a separate supply agreement with Mundipharma Medical Company, an affiliate of Mundipharma, we will supply FOLOTYN for Mundipharma’s clinical and commercial uses. We refer to the Mundipharma Collaboration Agreement and the Mundipharma Supply Agreement as the Mundipharma Agreements. During the three and nine months ended September 30, 2011, we recognized $1.0 million and $29.1 million, respectively, of license and other revenue under the Mundipharma Agreements.

Development Program

We are prioritizing our resources on the development and commercialization of FOLOTYN for the treatment of PTCL, cutaneous T-cell lymphoma and other hematologic malignancies.    The following table summarizes the target indications and clinical development status of the FOLOTYN development program, including our planned post-approval studies:

Company Sponsored Studies	Phase	Status
HEMATOLOGIC MALIGNANCIES
Peripheral T-cell Lymphoma
1st Line: CHOP Sequential Study*	3	Enrollment ongoing
Cutaneous T-cell Lymphoma
2nd Line+: Single Agent Study	1	Enrollment completed; results reported Q4 2010
2nd Line+: Bexarotene Combination*	1/3	Enrollment ongoing in Phase 1 study
Lymphoma
2nd line+: Non-Hodgkin Lymphoma combination Pralatrexate + Gemcitabine	1/2a	Enrollment completed; data expected 1H 2012
2nd Line+: B-cell Non-Hodgkin Lymphoma	2	Enrollment ongoing

*   These studies are required by the FDA as a condition of the accelerated approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL and must verify the clinical benefit of FOLOTYN. Additionally, these studies are jointly funded under the Mundipharma Agreements discussed above.

We recently closed enrollment in our ongoing Phase 2 studies of FOLOTYN in patients with advanced or metastatic relapsed transitional cell carcinoma (TCC) of the urinary bladder and in female patients with advanced or metastatic breast cancer who failed prior chemotherapy.  We intend to report the data from these studies at an appropriate scientific venue in 2012.  We do not plan to make further investments in the development of FOLOTYN for these indications at the present time given our prioritization of resources on the development and commercialization of FOLOTYN for hematologic malignancies.  We will, however, continue to support investigators who are evaluating FOLOTYN in multiple myeloma and solid tumor indications through our ongoing collaboration with the National Comprehensive Cancer Network, or NCCN, Oncology Research Program.

Results of Operations

We have incurred significant net losses and negative cash flows from operations. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses.  Our primary business activities are focused on the development and commercialization of FOLOTYN.

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

If we are unable to significantly increase sales of FOLOTYN or otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of or eliminate one or more of our development programs and our future prospects for profitability may be harmed.

In January 2011, we implemented a strategic reduction of our workforce by approximately 13%, or 25 employees.  Personnel reductions were primarily focused in research and development and general and administrative functions.  The restructuring was a result of our decision to prioritize our resources on the development and commercialization of

FOLOTYN for the treatment of PTCL, cutaneous T-cell lymphoma and other hematologic malignancies, and to manage our operating costs and expenses.  During the first quarter of 2011, we incurred total restructuring charges of approximately $570,000 in connection with the restructuring, all in the form of one-time termination benefits, with no additional charges incurred during 2011.

Comparison of three and nine months ended September 30, 2011 and 2010

Revenue

Our revenues for the three and nine months ended September 30, 2011 and 2010 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
Net product sales	$13.2	$8.2	$35.1	$23.5
License and other revenue	1.0	—	29.1	—
Total revenue	$14.2	$8.2	$64.2	$23.5

Net product sales.  Net product sales represent gross product sales less distributor fees and estimated allowances for product returns, government rebates and chargebacks, as further described in the “Critical Accounting Policies” section below.  We began making FOLOTYN available for commercial sale in the United States in October 2009 and commenced our commercial launch of FOLOTYN in January 2010.

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party.  Title to the product passes upon delivery to our distributors, when the risks and rewards of ownership are assumed by the distributor (freight on board destination).  These distributors then resell FOLOTYN to the patients’ respective health care providers.  Prior to the fourth quarter of 2010, product sales to distributors were recorded as deferred revenue until the product was sold through from our distributors to health care providers because we did not have sufficient history to be able to reasonably estimate returns.  Beginning in the fourth quarter of 2010, we began recognizing revenue as product is sold to distributors as we established a sufficient history in order to reasonably estimate returns from our distributors.  Through September 30, 2011, product returns have been negligible.  Our distributors’ contractual return rights are limited to defective product or product that was shipped in error.  Returns are not allowed for expired product.  Given these limited contractual return rights, the price of FOLOTYN and the limited number of PTCL patients in the United States, FOLOTYN distributors and their customers generally carry limited inventory.

Net product sales for the three and nine months ended September 30, 2011 include $3.0 million, or $0.03 per share of common stock, related to the sale of FOLOTYN for use in a clinical trial to be conducted by an unrelated party.  We expect to generate future sales of FOLOTYN for use in this clinical trial.  However, we cannot predict the timing or amount of such future sales.  Since this sale relates to product used for a clinical trial, the sale was not subject to government rebates and chargebacks and no such reserves were recorded on this sale.

A reconciliation of gross to net product sales for the three and nine months ended September 30, 2011 and 2010 and balances and activity in the deferred revenue account for the three and nine months ended September 30, 2010 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
Gross product sales	$14.7	$9.3	$39.3	$26.5
Gross to Net Sales Adjustments
Government rebates and chargebacks	(1.0)	(0.8)	(2.7)	(2.2)
Distribution fees	(0.4)	(0.3)	(1.1)	(0.8)
Product returns allowance	(0.1)	—	(0.4)	—
Net product sales	$13.2	$8.2	$35.1	$23.5

Deferred revenue, beginning of the period		$1.2		$0.7
Gross product sales to distributors		9.7		27.4
Less: Gross product sales recognized		(9.3)		(26.5)
Deferred revenue, end of the period		$1.6		$1.6

Gross product sales to distributors for the three months ended September 30, 2011 were $14.7 million, a $5.4 million increase as compared to the same period in 2010.  Gross product sales to distributors for the nine months ended September 30, 2011 were $39.3 million, a $12.8 million increase as compared to the same period in 2010.  These increases relate to an increase in the number of units sold, as there have been no price increases to date.

Gross to net sales adjustments as a percent of gross product sales were 10.3% and 11.3% for the three months ended September 30, 2011 and 2010, respectively.  Gross to net sales adjustments as a percent of gross product sales were 10.9% and 11.3% for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in gross to net sales adjustments as a percent of gross product sales for both the three and nine months ended September 30, 2011, primarily relates to the $3.0 million of net product sale of FOLOTYN for use in a clinical trial to be conducted by an unrelated party which was not subject to government rebates and chargebacks and no such reserves were recorded on this sale.

Balances and activity in the product returns, government rebates and chargebacks and distribution fees payable accounts for the nine months ended September 30, 2011 and 2010 are as follows:

		Government
	Product	Rebates and	Distribution
	Returns	Chargebacks	Fees
Balance at December 31, 2009	$—	$0.5	$0.1
Reserve for current period sales	—	2.4	0.8
Change in estimate for prior period sales	—	(0.2)	—
Credits/payments made for prior period sales	—	(1.1)	(0.6)
Credits/payments made for current period sales	—	(0.1)	(0.1)
Balance at September 30, 2010	$—	$1.5	$0.2

Balance at December 31, 2010	$0.4	$2.2	$0.3
Reserve for current period sales	0.4	3.1	1.1
Change in estimate for prior period sales	—	(0.3)	—
Credits/payments made for prior period sales	—	(0.4)	(0.2)
Credits/payments made for current period sales	—	(1.8)	(0.9)
Balance at September 30, 2011	$0.8	$2.8	$0.3

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

Our products are subject to certain programs with federal government qualified entities whereby pricing on products is discounted below distributor list price to participating entities. These entities purchase products through distributors at the discounted price, and the distributors charge the difference between their acquisition cost and the discounted price back to us. We account for chargebacks by establishing an accrual at the time of product sale in an amount equal to our estimate of chargeback claims to be received from qualified entities.  We do not expect the impact of the 340B program expansion included in the PPACA to significantly change our estimated government chargeback accruals because drugs approved under an Orphan Drug designation were specifically excluded from the provisions of the PPACA.  The FDA has awarded orphan drug status to FOLOTYN for the treatment of patients with T-cell lymphoma, which includes patients with relapsed or refractory PTCL. Given our commercial launch in January 2010 and the impact of the PPACA during the first half of 2010, our historical chargeback claims data through September 30, 2011 has not been representative of recent qualified entity utilization.  Therefore, we have not updated our expected utilization of the allowable discounted pricing by qualified entities. We also evaluate previously recorded chargebacks based on data regarding specific entities’ lack of claim activity over time. As a result of this evaluation, during the nine months ended September 30, 2011 we recorded a reversal of government chargeback allowances related to 2010 sales totaling $301,000.  Due to estimates and assumptions inherent in determining the amount of government chargebacks, the actual amount of claims for chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly.

Product returns, government rebates and chargebacks reflect management estimates which are further discussed in the “Critical Accounting Policies” section below.

License and other revenue.  In May 2011, we entered into a strategic collaboration agreement to co-develop FOLOTYN with Mundipharma.  Under the Mundipharma Collaboration Agreement, we received an upfront payment of $50.0 million and may receive potential regulatory and commercial progress- and sales-dependent milestone payments of up to $310.5 million, as further described in the “Critical Accounting Policies” section below.

License and other revenue related to the Mundipharma Agreements for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
License	$—	$—	$27.2	$—
Regulatory	0.6	—	1.3	—
Research and development	0.4	—	0.6	—
License and other revenue	$1.0	$—	$29.1	$—

Pursuant to the accounting guidance under Accounting Standards Codification 605-25, or ASC 605-25, which governs revenue recognition for multiple element arrangements, we have evaluated the three non-contingent deliverables under the Mundipharma Agreements and determined that they all meet the criteria for separation and are therefore treated as separate units of accounting, as follows:

•                  License from Allos to commercialize and develop FOLOTYN worldwide, outside of the United States and Canada, or the License;

•                  Regulatory services provided by Allos related to the MAA through May 10, 2012; and

•                  Research and development services provided by Allos related to jointly agreed-upon clinical development activities through approximately 2022, with cost sharing discussed in the “Strategic Collaboration” section above.

Since the delivery of the License occurred upon the execution of the Mundipharma Collaboration Agreement and there is no general right of return, all $27.2 million of allocated arrangement consideration related to the License was recognized as revenue during the nine month period ended September 30, 2011.

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

As of September 30, 2011, deferred revenue related to the Mundipharma Agreements consisted of $6.1 million and $15.3 million of current and long-term deferred revenue, respectively.

We expect license and other revenue for the fourth quarter 2011 to be consistent with the amount recorded in the third quarter of 2011.  We do not expect additional revenue related to the License for the remainder of 2011.

Operating costs and expenses

Cost of sales, excluding amortization expense. Cost of sales, excluding amortization expense, includes royalties, inventory packaging and labeling, warehousing and shipping costs associated with FOLOTYN product revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
Cost of sales, excluding amortization expense.	$1.2	$0.9	$3.2	$2.3

Prior to receiving FDA approval of FOLOTYN on September 24, 2009, all costs related to purchases of the active pharmaceutical ingredient and manufacturing of the product were recorded as research and development expense.  Until we sell the inventory for which the costs were previously expensed, our cost of sales will reflect only royalties and other incremental costs incurred subsequent to the FDA approval date.  Accordingly, our cost of sales of FOLOTYN will be lower with respect to product that was manufactured prior to FDA approval.  This occurred with respect to the majority of sales of FOLOTYN in the three and nine month periods ended September 30, 2011 and 2010 and is expected to continue to occur for a significant amount of sales of FOLOTYN through the remainder of 2011.

The $1.2 million and $0.9 million of cost of sales, excluding amortization expense for the three months ended September 30, 2011 and 2010, respectively, and the $3.2 million and $2.3 million of cost of sales, excluding amortization expense for the nine months ended September 30, 2011 and 2010, respectively, was primarily attributable to an 8% royalty on gross product sales payable to the licensors of FOLOTYN under the terms of our license agreement.

We expect cost of sales, excluding amortization expense for the fourth quarter of 2011 to approximate 10% of net product sales to distributors, which includes the current 8% royalty on FOLOTYN sales.

Cost of license and other revenue. Cost of license and other revenue from the Mundipharma Agreements includes sublicense fee payments to the licensors of FOLOTYN under the terms of our license agreement, and internal and external costs associated with regulatory services provided by Allos related to the MAA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
Cost of license and other revenue	$0.4	$—	$11.0	$—

Cost of license and other revenue for the three months ended September 30, 2011 consisted of $0.4 million of costs incurred in connection with the regulatory services provided related to the MAA.  There were no corresponding costs in 2010.  Cost of license and other revenue for the nine months ended September 30, 2011 consisted of: (i) a $10 million payment to the licensors of FOLOTYN under the terms of our license agreement with Sloan-Kettering Institute for Cancer

Research, SRI International and Southern Research Institute, which represented 20% of the $50 million upfront payment received from Mundipharma upon execution of the Mundipharma Agreements, and (ii) $1.0 million of costs incurred in connection with the regulatory services provided related to the MAA.  There were no corresponding costs in 2010.

We expect cost of license and other revenue for the fourth quarter of 2011 to be consistent with the amount recorded in the third quarter of 2011.  We do not expect additional cost of revenue related to sublicense fee payments to the licensors of FOLOTYN for the remainder of 2011.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
Research and development	$5.0	$7.2	$17.6	$23.1

The $2.2 million decrease in research and development expenses in the three months ended September 30, 2011 as compared to the same period in 2010 was primarily due to:

•          a $715,000 decrease in personnel costs, mainly attributable to the reduction in force in January 2011, as discussed above;

•          a $670,000 decrease in costs related to clinical trials involving FOLOTYN that have closed enrollment;

•          a $437,000 decrease related to external costs incurred and internal costs allocated to regulatory services performed under the Mundipharma Agreements, which are included in cost of license and other revenue discussed above; and

•          a $238,000 decrease in third-party manufacturing costs for clinical trial material and other manufacturing costs.

The $5.5 million decrease in research and development expenses in the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to:

•          a $2.6 million decrease in costs related to clinical trials involving FOLOTYN that have closed enrollment, including decreased costs for our Phase 2b study in NSCLC which completed patient enrollment in July 2009;

•          a $1.9 million decrease in third-party manufacturing costs for clinical trial material and other manufacturing costs;

•   a $1.0 million decrease related to external costs incurred and internal costs allocated to regulatory services performed under the Mundipharma Agreements, which are included in cost of license and other revenue discussed above;

•          a $795,000 decrease in personnel costs, mainly attributable to the reduction in force in January 2011, as discussed above; and

•          a $501,000 decrease in consulting and professional fees, primarily related to the preparation for the submission of the MAA in Europe, which was accepted in December 2010.

This decrease was partially offset by:

•            a $773,000 increase in costs related to clinical trials involving FOLOTYN, including costs for the post-approval studies required by the FDA and other trials with ongoing enrollment; and

•            a $569,000 increase in non-cash stock-based compensation, as discussed in more detail in the Stock-based Compensation Expense section below.

We expect research and development expenses for the fourth quarter of 2011 to be consistent with the amount recorded in the third quarter of 2011.

Selling, General and Administrative.  Selling, general and administrative expenses include costs for sales and marketing activities, corporate development, medical affairs, executive administration, corporate offices and related infrastructure.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
Selling, general and administrative	$18.7	$18.7	$56.4	$57.2

Selling, general and administrative expenses were approximately the same for the three months ended September 30, 2011 and 2010.  The primary changes for the three months ended September 30, 2011 from the same period in 2010 were as follows:

•            a $1.4 million decrease in personnel, travel and administrative costs, mainly attributable to reduced headcount;

•            a $1.3 million decrease in sales and marketing costs associated with the commercial launch of FOLOTYN that commenced in January 2010, including promotional expenses, advisory boards, market research and costs related to trade shows;

•            a $337,000 decrease in non-merger related legal and other professional fees; and

•            a $336,000 decrease in contributions and educational grants.

These decreases were partially offset by:

•            a $2.8 million increase in consulting and professional fees related to the proposed merger with AMAG, which was terminated on October 21, 2011; and

•            a $796,000 increase in non-cash stock-based compensation expense, as discussed in more detail in the Stock-based Compensation Expense section below.

The $753,000 decrease in selling, general and administrative expenses in the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to the following:

•            a $2.7 million decrease in personnel, travel and administrative costs, mainly attributable to reduced headcount;

•            a $2.6 million decrease in sales and marketing costs associated with the commercial launch of FOLOTYN that commenced in January 2010, including promotional expenses, advisory boards, market research and costs related to trade shows;

•            a $777,000 decrease in contributions and educational grants; and

•            a $369,000 decrease in non-merger related legal and other professional fees.

This decrease was partially offset by:

•            a $4.6 million increase in consulting and professional fees related to the proposed merger with AMAG, which was terminated on October 21, 2011; and

•            a $970,000 increase in non-cash stock-based compensation expense, as discussed in more detail in the Stock-based Compensation Expense section below.

As a result of the termination of the Merger Agreement on October 21, 2011, AMAG paid Allos approximately $1.8 million for reimbursement of expenses, which will be recorded in the fourth quarter as an offset to selling, general and administrative expenses.   We expect selling, general and administrative expenses for the fourth quarter of 2011 to decrease compared to the amount recorded in the third quarter of 2011, primarily related to lower merger related expenses and the reimbursement of expenses from AMAG discussed above.

Amortization of intangible asset.  Amortization of intangible asset represents amortization expense of capitalized license costs over the expected patent life of the related product.

Amortization intangible asset expense for both the three and nine months ended September 30, 2011 and 2010 was $113,000 and $340,000, respectively.  The expense was due to the amortization of the $5.8 million intangible asset resulting from a milestone payment under our license agreement for FOLOTYN in September 2009 discussed further in the “Obligations and Commitments” section below.  Amortization expense is being recorded on a straight line basis over the estimated remaining life of the composition of matter patent for FOLOTYN, which we expect to last until July 16, 2022. This includes the anticipated Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development. This term is our best estimate of the life of the patent.  If, however, the Hatch-Waxman extension is not granted, the intangible asset will be amortized over a shorter period.

We expect amortization of intangible asset expense for the full year 2011 to be approximately $454,000.

Stock-based Compensation Expense.  Stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
Research and development	$0.8	$0.9	$2.8	$2.2
Selling, general and administrative	2.1	1.3	6.6	5.7
Total stock-based compensation expense	$2.9	$2.2	$9.4	$7.9

Stock-based compensation expense, by equity award type for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
Stock options	$0.7	$1.8	$3.1	$6.8
Restricted stock units	2.2	0.3	6.2	0.9
Restricted stock	0.0	0.0	0.0	0.0
Employee stock purchase plan	0.0	0.1	0.1	0.2
Total stock-based compensation expense	$2.9	$2.2	$9.4	$7.9

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

The $757,000 increase in stock-based compensation expense for the three-month period ended September 30, 2011 as compared to the same period in 2010 was primarily due to the reversal of expense for the CCO discussed above, with no corresponding reversal in 2011.  The $1.5 million increase in stock-based compensation expense for the nine-month period ended September 30, 2011 as compared to the same period in 2010 was due to the reversal of expense for the CCO discussed above, with no corresponding reversal in 2011 and increases in the number of RSUs granted to existing employees pursuant to the grant of additional RSUs to existing employees that occurred in October 2010 and our annual grants that occurred in February 2011.

As of September 30, 2011, the unrecorded stock-based compensation balance and estimated weighted-average amortization period by equity award type was as follows:

	Unrecorded	Weighted-
	stock-based	average
	compensation	amortization
	balance	period
	(in millions)
Stock options	$3.6	1.5
Restricted stock units	8.0	1.6
Restricted stock	0.0	1.0

We expect stock-based compensation expense for the full year 2011 to approximate $12 million.

Interest and Other Income, Net.  Interest income, net of interest expense, for the three months ended September 30, 2011 and 2010 was $14,000 and $(129,000), respectively.  The $143,000 increase in net interest income in the three months ended September 30, 2011 as compared to the same period in 2010 was primarily due to a $199,000 loss recognized in 2010 related to the disposal of certain software that was no longer in use, with no corresponding amount in 2011; partially offset by lower yields on our cash, cash equivalents and investments in 2011.

Interest income, net of interest expense, for the nine months ended September 30, 2011 and 2010 was $74,000 and $2,000, respectively.  The $72,000 increase in net interest income in the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to a $199,000 loss recognized in 2010 related to the disposal of certain software that was no longer in use, with no corresponding amount in 2011; partially offset by lower yields on our cash, cash equivalents and investments in 2011.

Income Tax Benefit.  Income tax benefit was $7,000 and $78,000 for the both the three and nine months ended September 30, 2011 and 2010, respectively.  The income tax benefit in both the three and nine months ended September 30, 2011 and 2010 was related to a refundable research and experimentation income tax credit received during the respective periods.  We do not expect a significant income tax benefit during the fourth quarter of 2011.  We performed an evaluation of tax periods that remain subject to examination by major tax jurisdictions as of September 30, 2011 and we have concluded based on that evaluation that there are no significant uncertain tax positions requiring recognition in our financial statements.  A full valuation allowance has been established for the entire tax benefit as we believe that it is more likely than not that such assets will not be realized.

Liquidity and Capital Resources

As of September 30, 2011, we had $100.4 million in cash, cash equivalents, and investments.  Of this amount, $69.6 million was held in money market funds and cash accounts and $30.8 million was held in U.S. Treasury notes and high-grade corporate notes with a weighted average duration of the remaining time to maturity of approximately two months.  Until required for use in our business, we invest our cash reserves in bank deposits, money market funds, high-grade corporate notes and U.S. government instruments in accordance with our investment policy.

We have financed our operations primarily through public sales of our equity securities.  In addition, we began generating revenue from sales of FOLOTYN in the fourth quarter of 2009.  Net product sales were $35.1 million and $23.5 million for the nine months ended September 30, 2011 and 2010, respectively, which partially offset our operating costs and expenses for the respective periods.

Net cash provided by our operating activities for the nine months ended September 30, 2011 was $1.8 million, primarily resulting from the $50 million upfront payment received in May 2011 under the Mundipharma Agreements, net of the 20%, or $10 million sublicense fee payment we made to the licensors of FOLOTYN, offset by cash used for operating activities.  Net cash used to fund our operating activities for the nine months ended September 30, 2010 was $52.9 million.

For fiscal 2011, total operating costs and expenses, excluding cost of sales, cost of license and other revenue and non-cash stock-based compensation expense, are expected to approximate $82 to $84 million.  Non-cash stock-based compensation expense is expected to approximate $12 million for 2011. Actual financial results for 2011 will vary based upon many factors, including the amount of FOLOTYN sales and rate of patient enrollment in ongoing clinical trials of FOLOTYN.

Net cash provided by investing activities for the nine months ended September 30, 2011 was $19.6 million and consisted primarily of proceeds from maturities of investments offset by purchases of investments.  Net cash used in investing activities for the nine months ended September 30, 2010 was $29.0 million and consisted primarily of purchases of investments offset by proceeds from maturities of investments.

Net cash provided by financing activities for the nine months ended September 30, 2011 and 2010 was $124,000 and $4.2 million, respectively, and consisted primarily of proceeds from the issuance of common stock associated with stock options exercised by our employees and sales of stock under our employee stock purchase plan.

Based upon the current status of our product development and commercialization plans, we believe that our $100.4 million of cash, cash equivalents, and investments as of September 30, 2011 will be adequate to support our operations through the end of 2014, although there can be no assurance that this can, in fact, be accomplished. This projection is based on certain assumptions, including: (i) future net product sales levels and cost of sales remaining consistent with our actual results for the first nine months of 2011, and (ii) our annual cash-based operating expenditures, excluding cost of sales and non-cash stock-based compensation and depreciation expense and net of expected reimbursements from Mundipharma for jointly funded clinical trials, approximating $72 to $75 million per year for  2012 through 2014.  We report the expected reimbursements from Mundipharma as License and other revenue in accordance with generally accepted accounting principles.  Growth in U.S. sales and/or potential milestone payments and royalties associated with regulatory approval of FOLOTYN in the European Union have the potential to further extend our cash resources assuming our costs remain consistent with our projections. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Obligations and Commitments

Royalty and License Fee Commitments

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and have made aggregate milestone payments of $2.5 million based on the passage of time. Additionally, in May and September 2009, we made milestone payments of $1.5 million based on the FDA accepting our New Drug Application for review and $5.8 million based on the FDA approval to market FOLOTYN, respectively.  The up-front license fee and all milestone payments under the agreement prior to FDA approval to market FOLOTYN were recorded to research and development expense as incurred.  The $5.8 million milestone payment based on the FDA approval was capitalized as an intangible asset and is being amortized over the expected useful life of the composition of matter patent for FOLOTYN, which we expect to last until July 16, 2022. The only remaining potential milestone payment under the license agreement is for $3.5 million upon regulatory approval to market FOLOTYN in Europe, which, if made would be capitalized and amortized over the expected useful life of the licensed patents. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors royalties based on graduated annual levels of net sales of FOLOTYN to our distributors, net of actual rebates and chargebacks, or distributor sales, which may be different than our net product revenue recognized in accordance with U.S. generally accepted accounting principles, or GAAP, or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.  During the nine month period ended September 30, 2011, we made a $10.0 million sublicense fee payment under this agreement related to the Mundipharma Agreements.  Royalties are 8% of annual distributor sales up to $150.0 million; 9% of annual distributor sales of $150.0 million through $300.0 million; and 11% of annual distributor sales in excess of $300.0 million.  For the nine months ended September 30, 2011 and 2010, our royalties were 8% of our net distributor sales.

Lease Amendment

In August 2011, we extended our lease on an office in Princeton, New Jersey for one year, through September 30, 2012, at a rate of $380,000 per year.

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

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party.  Title to the product passes upon delivery to our distributors, when the risks and rewards of ownership are assumed by the distributor (freight on board destination).  These distributors then resell FOLOTYN to the patients’ respective health care providers.  Prior to the fourth quarter of 2010, product sales to distributors were recorded as deferred revenue until the product was sold through from our distributors to health care providers because we did not have sufficient history to be able to reasonably estimate returns.  Beginning in the fourth quarter of 2010, we began recognizing revenue as product is sold to distributors as we established a sufficient history in order to reasonably estimate returns from our distributors.  We monitor inventory levels within our distribution channel and sales to end users, or health care providers, to determine whether deferral of sales is required.  No such deferrals were recorded at September 30, 2011.

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

Net product sales for the three and nine months ended September 30, 2011 include $3.0 million, or $0.03 per share of common stock, related to the sale of FOLOTYN for use in a clinical trial to be conducted by an unrelated party.  We expect to generate future sales of FOLOTYN for use in this clinical trial.  However, we cannot predict the timing or amount of such future sales.  Since this sale relates to product used for a clinical trial, the sale was not subject to government rebates and chargebacks and no such reserves were recorded on this sale.

Product Returns

Our distributors’ contractual return rights are limited to defective product or product that was shipped in error.  Returns are not allowed for expired product.  Given these limited contractual return rights, the price of FOLOTYN and the limited number of PTCL patients in the United States, FOLOTYN distributors and their customers generally carry limited inventory.  We estimated product returns for FOLOTYN of 1% of gross product sales based upon actual returns history within our distribution channel, which were consistent with historical trends of product returns for similar companies in the pharmaceutical industry.  The actual returns history within our distribution channel is derived from third-party information obtained from certain distributors with respect to their inventory levels and sell-through to the distributors’ customers.  We will continue to monitor the historical trend of returns, including the impacts on this trend of product expiry dates and may be required to make future adjustments to our estimates.  Through September 30, 2011, product returns have been negligible.

Medicaid Rebates

Our product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. We record estimated rebates payable under governmental programs, including Medicaid, as a reduction of revenue at the time revenues are recorded. Our calculations related to these rebate accruals require estimates, including estimates of customer mix primarily based on a combination of market and clinical research, to determine which sales will be subject to rebates and the amount of such rebates. During the first quarter of 2010, we obtained additional market research and were able to refine our estimated Medicaid utilization, which resulted in a reversal of Medicaid rebate allowances related to 2009 sales totaling $208,000.  Our estimate of utilization is based on market research and information about our expected patient population.  Through September 30, 2011, we have not had sufficient claims from states for rebates with which to update our estimate.  However, when we have sufficient claims history, we will consider such history in our estimate which could result in a change in our estimate.  We also consider any legal interpretations of the applicable laws related to Medicaid and qualifying federal and state government programs and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates.  In March 2010, the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Affordability Reconciliation Act of 2010, or PPACA, was enacted, which increased the Medicaid rebate percentage from 15.1% to 23.1%, retroactive to January 1, 2010.  In addition, the states’ ability to early adopt portions of PPACA, and any implementing regulations, could impact future estimates related to our Medicaid rebate allowances. We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. For reference purposes, a 10% to 20% increase in the Medicaid utilization percentage within our patient population as of September 30, 2011, would result in an approximate $1.3 million to $2.6 million reduction in cumulative net product sales.

Government Chargebacks

Our products are subject to certain programs with federal government qualified entities whereby pricing on products is discounted below distributor list price to participating entities. These entities purchase products through distributors at the discounted price, and the distributors charge the difference between their acquisition cost and the discounted price back to us. We account for chargebacks by establishing an accrual at the time of product sale in an amount equal to our estimate of chargeback claims to be received from qualified entities.  We do not expect the impact of the 340B program expansion included in the PPACA to significantly change our estimated government chargeback accruals because drugs approved under an Orphan Drug designation were specifically excluded from the provisions of the PPACA.  The FDA has awarded orphan drug status to FOLOTYN for the treatment of patients with T-cell lymphoma, which includes patients with relapsed or refractory PTCL. Given our commercial launch in January 2010 and the impact of the PPACA during the first half of 2010, our historical chargeback claims data through September 30, 2011 has not been representative of recent qualified entity utilization.  Therefore, we have not updated our expected utilization of the allowable discounted pricing by qualified entities. We also evaluate previously recorded chargebacks based on data regarding specific entities’ lack of claim activity over time.  As a result of this evaluation, during the nine months ended September 30, 2011 we recorded a reversal of government chargeback allowances related to 2010 sales totaling $301,000.  Due to estimates and assumptions inherent in determining the amount of government chargebacks, the actual amount of claims for chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly.

License and Other Revenue Recognition

In May 2011, we entered into a strategic collaboration agreement to co-develop FOLOTYN with Mundipharma.  Under the agreement, or the Mundipharma Collaboration Agreement, we retain full commercialization rights for FOLOTYN in the United States and Canada, with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world.  Under the Mundipharma Collaboration Agreement, we received an upfront payment of $50.0 million and may receive potential regulatory and commercial progress- and sales-dependent milestone payments of up to $310.5 million.  Included in the $310.5 million in potential milestone payments are potential $14.5 million and $10.0 million milestone payments related to obtaining conditional approval of FOLOTYN and first reimbursable commercial sale in the third major market in the European Union, respectively, which may be obtained in 2012.  Of the $310.5 million in potential milestone payments, we have determined that any payments that may become due upon approval by certain regulatory agencies and sales-dependent milestone payments will be deemed substantive milestones and will be accounted for as revenue in the period in which the milestone is achieved.  We are also entitled to receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories.

Allos and Mundipharma will jointly fund worldwide development costs, initially on a 60:40 basis, respectively; which will change to a 50:50 basis if certain pre-defined milestones are achieved.  Such milestones include approval to market FOLOTYN for relapsed or refractory PTCL in the European Union, or if approval is not obtained, then the first calendar quarter in which the development cost differential equals or exceeds $15 million.  The development cost differential is the cumulative amount of joint development costs that Mundipharma would have borne if Mundipharma had been responsible for 50% of the development costs rather than 40%.  To the extent that this “development cost differential” does not meet or exceed $15.0 million by December 31, 2019, and if approval in the European Union has not been obtained, then we will pay Mundipharma the difference between $15.0 million and the “development cost differential” as of December 31, 2019.  The “development cost differential” was $112,000 as of September 30, 2011.  The parties’ development funding will support jointly agreed-upon clinical development activities including, but not limited to, the planned Phase 3 registration studies of FOLOTYN in previously undiagnosed PTCL and in relapsed or refractory cutaneous T-cell lymphoma. The 40% joint development cost reimbursement is recorded in License and other revenue in the Statement of Operations; and the full joint development costs are recorded in Research and development expense.  Pursuant to a separate supply agreement, or Mundipharma Supply Agreement, with Mundipharma Medical Company, an affiliate of Mundipharma, we will supply FOLOTYN for Mundipharma’s clinical and commercial uses.  We refer to the Mundipharma Collaboration Agreement and the Mundipharma Supply Agreement as the Mundipharma Agreements.

Pursuant to the accounting guidance under Accounting Standards Codification 605-25, or ASC 605-25, which governs revenue recognition for multiple element arrangements, we have evaluated the three non-contingent deliverables under the Mundipharma Agreements and determined that they all meet the criteria for separation and are therefore treated as separate units of accounting, as follows:

•                  License from Allos to commercialize and develop FOLOTYN worldwide, outside of the United States and Canada, or the License;

•                  Regulatory services provided by Allos related to the European Marketing Authorisation Application, or MAA, through May 10, 2012; and

•                  Research and development services provided by Allos related to jointly agreed-upon clinical development activities through approximately 2022, with cost sharing as discussed above.

The manufacture and supply of FOLOTYN for all of Mundipharma’s clinical and commercial needs is contingent upon regulatory approval of the MAA for commercial supply and initiation of the Mundipharma led clinical trials. Since the manufacturing obligations are contingent upon regulatory approvals for commercialization and clinical study design and there were no firm or pending orders for either clinical or commercial supply at or near the execution of the agreement, this obligation is deemed contingent and is not valued as a deliverable.  As of September 30, 2011, no clinical or commercial supply has been delivered under this agreement.

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

Since the delivery of the License occurred upon the execution of the Mundipharma Collaboration Agreement and there is no general right of return, $27.2 million of allocated arrangement consideration related to the License was recognized as revenue during the nine months ended September 30, 2011.

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

Revenues recognized in the Statement of Operations related to the Mundipharma Agreements were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

License	$—	$—	$27.2	$—
Regulatory	0.6	—	1.3	—
Research and development	0.4	—	0.6	—
License and other revenue	$1.0	$—	$29.1	$—

The total revenue recognized in future periods under the arrangement is subject to a limitation such that deferred revenue recognized to date cannot be greater than the amounts received and receivable from Mundipharma less the remaining development cost differential that is subject to refund.

License and other revenue for the three and nine months ended September 30, 2011 includes $0.3 million and $0.5 million related to the 40% joint development cost reimbursement under the Mundipharma Agreements.

As of September 30, 2011, accounts receivable related to the Mundipharma Agreements totaled $0.3 million.  As of September 30, 2011, deferred revenue related to the Mundipharma Agreements consisted of $6.1 million and $15.3 million of current and long-term deferred revenue, respectively.

Cost of license and other revenue in the Statement of Operations for the three months ended September 30, 2011 was $0.4 million and consisted of costs incurred in connection with the regulatory services provided related to the European MAA.

Cost of license and other revenue in the Statement of Operations for the nine months ended September 30, 2011 consisted of 20%, or $10.0 million, of the $50.0 million upfront payment to the licensors of FOLOTYN under the terms of our license agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute.  In addition, $1.0 million of costs were incurred in connection with the regulatory services provided related to the European MAA. Research and development, which is partially reimbursed under the Mundipharma Agreements is included in research and development expense in the Statement of Operations.

Research and Development

Research and development expenditures are charged to expense as incurred. Research and development expenses include the costs of certain personnel, preclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, third party manufacturing costs for development of drug materials for use in clinical trials and preclinical studies and licensing fees for our product candidates prior to FDA approval.  All finished drug inventory costs associated with production activities in our third party manufacturing facilities prior to receiving FDA approval for such facilities and prior to receiving regulatory approval to market our product are expensed to research and development expenses.  We accrue research and development expenses for activity as incurred during the fiscal year and prior to receiving invoices from clinical sites and third party clinical and preclinical research organizations.  We accrue external costs for clinical and preclinical studies based on an evaluation of the following: the progress of the studies, including patient enrollment, dosing levels of patients enrolled, estimated costs to dose patients, invoices received, and contracted costs with clinical sites and third party clinical and preclinical research organizations.  Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period.  Actual results could differ from those estimates.  During the nine months ended September 30, 2011 and 2010, we did not have any changes in estimates that would have resulted in material adjustments to research and development expenses accrued in the prior period.

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

Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense.  We have remaining supplies of FOLOTYN drug substance and drug product that are not recorded as inventory on our balance sheet as of September 30, 2011 because they were purchased prior to FDA approval.   Accordingly, our cost of sales will be lower with respect to product manufactured prior to FDA approval.  Until we sell these supplies for which the costs were previously expensed, our cost of sales will reflect only incremental costs incurred subsequent to the FDA approval date.

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

During the nine months ended September 30, 2011 and 2010, we recorded stock-based compensation expense of approximately $9.4 million and $7.9 million, respectively, related to stock-based awards, including stock options, restricted stock units, restricted stock and our employee stock purchase plan. As of September 30, 2011, the unrecorded deferred stock-based compensation balance related to these stock-based awards was approximately $11.7 million and will be recognized over the remaining vesting periods of the awards. Judgments and estimates must be made and used in determining the factors used in calculating the fair value of stock-based awards, including the expected forfeiture rate of our stock-based awards, the expected life of our stock-based awards, and the expected volatility of our stock price. For more information on stock-based compensation expense during the nine months ended September 30, 2011, refer to Note 9 “Stock-Based Compensation” of the unaudited September 30, 2011 financial statements included herein.

Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (FASB) completed an accounting standards update entitled “Milestone Method of Revenue Recognition.” This standard allows the milestone method to be used in the application of the proportional performance model when applied to revenue arrangements. Under this pronouncement an accounting policy election can be made to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This standard is effective for us beginning January 1, 2011, and may be applied either prospectively to milestones achieved after the adoption date or retrospectively for all periods presented. Refer to Note 8 of the unaudited September 30, 2011 financial statement included herein for the impact of this standard with respect to the strategic collaboration with Mundipharma entered into in May 2011.

In October 2009, the FASB issued an accounting standards update entitled “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” This standard prescribes the accounting treatment for arrangements that contain multiple-deliverable elements and may enable us to account for products or services (deliverables) separately rather than as a single unit in certain circumstances.  Prior to this standard, only certain types of evidence were acceptable for determining the relative selling price of the deliverables under an arrangement. If that evidence was not available, the deliverables were treated as a single unit of accounting. This updated standard expands the nature of evidence which may be used to determine the relative selling price of separate deliverables to include estimation. This standard is applicable to our arrangements entered into or materially modified after December 31, 2010. Refer to Note 8 of the unaudited

September 30, 2011 financial statement included herein for the impact of this standard with respect to the strategic collaboration with Mundipharma entered into in May 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments as of September 30, 2011 consisted of cash, cash equivalents, investments, accounts receivable, prepaid expenses, accounts payable and accrued liabilities.  All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  We invest in marketable securities in accordance with our investment policy.  The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs.  Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.  The weighted average duration of the remaining time to maturity for our portfolio of investments in marketable securities as of September 30, 2011 was approximately two months.  As of September 30, 2011, our investments of $30.8 million were all classified as held-to-maturity and were held in a variety of interest-bearing instruments, consisting mainly of U.S. Treasury notes. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of September 30, 2011.  We have the ability and intent to hold our remaining investments to recover the entire amortized cost basis of the investments as of September 30, 2011, although we monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Merger Transaction Class Action Lawsuits

On July 19, 2011, we entered into an Agreement and Plan of Merger and Reorganization, or Merger Agreement, with AMAG and Alamo Acquisition Sub, Inc., or Merger Sub, as amended on August 8, 2011.  On October 21, 2011, the Merger Agreement was terminated.

On July 26, 2011, a putative class action lawsuit captioned Lam v. Allos Therapeutics, Inc., et al., No. 6714-VCN, was filed in the Delaware Court of Chancery. The complaint names as defendants the members of our board of directors, as well as AMAG and Merger Sub. The plaintiff alleges that our directors breached their fiduciary duties to our stockholders in connection with the proposed merger between the Company and AMAG, and were aided and abetted by AMAG and Merger Sub. The complaint alleges that the merger involves an unfair price and an inadequate sales process, unreasonable deal protection devices, and that defendants entered into the transaction to benefit themselves personally. The complaint seeks injunctive relief, including to enjoin the merger, rescissory damages in the event the merger occurs, attorneys’ and other fees and costs, and other relief.

On July 28, 2011, a putative class action lawsuit captioned Mulligan v. Allos Therapeutics, Inc., et al., No. 6724-VCN, was filed in the Delaware Court of Chancery. The complaint names as defendants the Company and the members of our board of directors, as well as AMAG and Merger Sub. The plaintiff alleges that our directors breached their fiduciary duties to our stockholders in connection with the proposed merger between the Company and AMAG, and were aided and abetted by the Company, AMAG and Merger Sub. The complaint alleges that the merger involves an unfair price and an inadequate sales process, unreasonable deal protection devices, and that defendants entered into the transaction to benefit themselves personally. The complaint seeks injunctive relief, including to enjoin the merger, rescissory damages in the event the merger occurs, disgorgement of profits, attorneys’ and other fees and costs, and other relief.

On August 1, 2011, the Delaware Court of Chancery consolidated the Lam and Mulligan cases into In Re Allos Therapeutics, Inc. Shareholders Litigation, Consolidated C.A. No. 6714.

On August 15, 2011, a putative class action lawsuit captioned Gaines v. Narachi, et al., No. 6784-VCN, was filed in the Delaware Court of Chancery.  The complaint names as defendants the Company, AMAG, and the members of AMAG’s board of directors.  The plaintiff alleges that AMAG’s directors breached their fiduciary duties to AMAG’s stockholders in connection with the proposed merger between the Company and AMAG, and were aided and abetted by the Company.  The complaint alleges that the merger involved an inadequate sales process and unreasonable deal protection devices, that the AMAG board of directors improperly rejected an allegedly superior offer by MSMB Capital Management LLC, and that defendants entered into the transaction to benefit themselves personally.  The complaint seeks injunctive relief, including to enjoin the merger, rescissory damages in the even the merger occurs, disgorgement of profits, attorneys’ fees and other fees and costs, and other relief.

On September 1, 2011, a Verified Consolidated Amended Class Action Complaint was filed in the consolidated action pending in the Delaware Court of Chancery. The amended complaint names as defendants members of our board of directors, as well as the Company, AMAG and Merger Sub, and alleges that members of our board of directors breached their fiduciary duties to our stockholders in connection with the Merger Agreement and the disclosures related thereto, and further claims that the Company, AMAG and Merger Sub aided and abetted those alleged breaches of fiduciary duty. The amended complaint generally alleges that the Merger Agreement involves an unfair price, a flawed sales process and preclusive deal protection devices and that the defendants agreed to the transaction to benefit themselves personally. The amended complaint further alleges that the joint proxy statement fails to disclose material information relating to the Company’s and AMAG’s financial projections, the fairness opinions of J.P. Morgan and Morgan Stanley and the background of the proposed transaction. The amended complaint seeks damages and injunctive relief, including to enjoin the acquisition of the Company by AMAG, and an award of attorneys’ and other fees and costs, in addition to other relief.

On October 13, 2011, the Company and other defendants in the consolidated action pending in the Delaware Court of Chancery entered into a memorandum of understanding (“MOU”), pursuant to which the Company and such parties agreed in principle, and subject to certain conditions, to settle that action.  The settlement contemplated by the MOU was subject to and conditioned upon consummation of the acquisition of the Company by AMAG, which condition has not been satisfied.  No payments were made in connection with the settlement.

The Company and other defendants believe the allegations of all the foregoing actions lack merit.  Furthermore, inasmuch as the Merger Agreement has been terminated, the Company and other defendants believe such allegations are moot.  Defendants will continue to vigorously defend these actions as long as they remain pending.

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

We have a history of net losses and an accumulated deficit, and we may never generate sufficient revenue to achieve or maintain profitability in the future. *

We have incurred significant net losses and negative cash flows from operations.  To date, we have financed our operations primarily through the public and private sale of securities and net product sales.  For the nine months ended September 30, 2011, we had a net loss of $24.3 million.  As of September 30, 2011, we had accumulated a deficit of $474.9 million.  We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses.

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

Our near-term prospects are dependent on FOLOTYN.  If we are unable to significantly increase sales of FOLOTYN for the treatment of patients with relapsed or refractory PTCL our ability to achieve sustained profitability will be adversely affected. *

FOLOTYN is our only product approved for marketing by the FDA and our ability to achieve profitability in the near term is entirely dependent upon sales of FOLOTYN.  We may not be able to significantly increase sales of FOLOTYN for a number of reasons, including:

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

If we are unable to maintain adequate sales, marketing or distribution capabilities or enter into agreements with third parties to perform some of these functions, we will not be able to commercialize FOLOTYN effectively.*

The approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL is our first U.S. approval.  Accordingly, we have limited experience in sales, marketing and distribution of pharmaceutical products.  We may not be able to adequately maintain the necessary sales, marketing, supply chain management and reimbursement capabilities on our own or enter into arrangements with third parties to perform these functions in a timely manner or on acceptable terms.  Additionally, maintaining sales, marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our sales, marketing and distribution capabilities to the desired levels.  To be successful we must:

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

The commercialization of FOLOTYN requires us to manage relationships with an increasing number of collaborative partners, suppliers and third-party contractors.  If we are unable to successfully establish and maintain the required infrastructure, either internally or through third parties, and successfully manage an increasing number of relationships, we will have difficulty growing our business.  In addition, if we are unable to develop and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to significantly increase sales of FOLOTYN or become profitable.

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

Healthcare providers and third-party payers use coding systems to identify diagnoses, procedures, services, drugs, pharmaceutical devices, equipment and other health-related items and services.  Proper coding is an integral component to receiving appropriate reimbursement for the administration of FOLOTYN and related services. The majority of payers use nationally recognized code sets to report medical conditions, services and drugs.  We obtained transitional pass-through status that enables FOLOTYN to be reimbursed under the hospital outpatient prospective payment system.  In addition, in

January 2011 we received a permanent reimbursement J-Code for FOLOTYN, although healthcare providers prescribing FOLOTYN were previously required to submit claims for reimbursement using a temporary J-Code, which may result in payment delays or incorrect payment levels.  We cannot predict at this time whether our customers will receive adequate reimbursement for FOLOTYN.

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

We are dependent upon a small number of customers for a significant portion of our revenue, and the loss of, or significant reduction or cancellation in sales to, any one of these customers could adversely affect our operations and financial condition.*

In the United States, we sell FOLOTYN to a small number of distributors who in turn sell-through to patient health care providers.  These distributors also provide multiple logistics services relating to the distribution of FOLOTYN, including transportation, warehousing, cross-docking, inventory management, packaging and freight-forwarding.  We do not promote FOLOTYN to these distributors and they do not set or determine demand for FOLOTYN.  For the nine months ended September 30, 2011 and 2010, three companies affiliated with AmerisourceBergen Corporation accounted for substantially all of our FOLOTYN sales.  We expect significant customer concentration to continue for the foreseeable future.  Our ability to generate sales of FOLOTYN will depend, in part, on the extent to which these distributors are able to provide adequate distribution of FOLOTYN to patient health care providers.  Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor.  The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

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

We may need to raise additional capital to support our future operations.  If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop or commercialize FOLOTYN.*

Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments as of September 30, 2011, should be adequate to support our operations through the end of 2014, although there can be no assurance that this can, in fact, be accomplished.  We anticipate continuing our current development programs and beginning other long-term development projects involving FOLOTYN, including the post-approval clinical studies required for FOLOTYN.  These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful.  In addition, we expect to incur significant costs relating to the commercialization of FOLOTYN, including costs related to our sales and marketing, medical affairs and manufacturing operations.  Therefore, we may need to raise additional capital to support our future operations.  Our actual capital requirements will depend on many factors, including:

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

Budget constraints may force us to delay our efforts to develop FOLOTYN for additional indications while we complete the post-approval clinical studies required by the FDA, which may prevent us from commercializing FOLOTYN for all desired indications as quickly as possible.*

We regularly assess the most efficient allocation of our research and development budget because we have limited resources, and because research and development is an expensive process.  In particular, our approval of FOLOTYN in patients with relapsed or refractory PTCL is conditioned upon us undertaking two additional Phase 3 studies and two additional Phase 1 studies, which will result in significant additional expense.  As a result of our limited resources, we may have to prioritize the development of FOLOTYN for additional indications and may not be able to fully realize the value of FOLOTYN for other indications in a timely manner, if at all.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.*

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law.  The Leahy-Smith Act includes a number of significant changes to U.S. patent law.  These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation.  The United States Patent and Trademark Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment.  Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

The FDA has awarded orphan drug status to pralatrexate, which we market under the tradename FOLOTYN, for the treatment of patients with relapsed or refractory PTCL.  In addition, the FDA has awarded orphan drug designation to pralatrexate for the treatment of patients with follicular lymphoma and diffuse large B-cell lymphoma and advanced or metastatic Transitional Cell Carcinoma of the urinary bladder, for which we do not have approval. Under the Orphan Drug Act, the first company to receive FDA approval for pralatrexate for a designated orphan drug indication will obtain seven years of marketing exclusivity during which the FDA may not approve another company’s application for pralatrexate for the same orphan indication.  Because the FDA approved FOLOTYN for the treatment of patients with relapsed or refractory PTCL, we have received seven years of marketing exclusivity for that indication.  Orphan drug exclusivity does not prevent FDA approval of a different drug for the orphan indication or the same drug for a different indication.  In addition, the FDA may void orphan drug exclusivity under certain circumstances.

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

Our success depends on the retention of our President and Chief Executive Officer and other key personnel.*

We are highly dependent on our President and Chief Executive Officer Paul L. Berns, other members of our management team and other key employees.  We are named as the beneficiary on a term life insurance policy covering Mr. Berns in the amount of $10.0 million.  We also depend on key employees and academic collaborators for each of our research and development programs.  The loss of any members of our management team and other key employees or academic collaborators could delay the development and commercialization of FOLOTYN or result in the termination of our FOLOTYN development program in its entirety.  Mr. Berns and others on our executive management team have employment agreements with us, but the agreements provide for “at-will” employment with no specified term.  Our future success also will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization of pharmaceutical products.  We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.  Additionally, we have recently implemented a strategic reduction in workforce and we may have a more difficult time in attracting and retaining the employees we need as a result of a perceived risk of future workforce and expense reductions. If we are unsuccessful in our recruitment and retention efforts, our business will be harmed.

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

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar worldwide anti-bribery laws.*

The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business.  The recently enacted U.K. Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery across both private and public sectors.  In addition, an organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implement “adequate procedures” to prevent bribery.  Practices in the local business community of many countries outside the United States have a level of government corruption that is greater than that found in the developed world.  We may be required to implement policies to mandate compliance with these anti-bribery laws and we plan to establish policies and procedures designed to monitor compliance with these anti-bribery law requirements.  However we cannot assure that our policies and procedures will protect us from potential reckless or criminal acts committed by individual employees or agents.  If we are found to be liable for anti-bribery law violations we could suffer from criminal or civil penalties or other sanctions that could have a material adverse effect on our business.

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

As of November 1, 2011, we had 105,926,068 shares of common stock outstanding, of which Warburg owned 26,124,430 shares, or approximately 25% of the voting power of our outstanding common stock.  Although Warburg has entered into a standstill agreement with us, Warburg is, and will continue to be, able to exercise substantial influence over any actions requiring stockholder approval.

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

Because Warburg owns a substantial percentage of our outstanding common stock, we amended the stockholder rights plan in connection with Warburg’s participation in an equity financing we completed in March 2005 to provide that Warburg and its affiliates will be exempt from the stockholder rights plan, unless Warburg and its affiliates become, without the prior consent of our board of directors, the beneficial owner of more than 44% of our common stock

Unstable market conditions may have serious adverse consequences on our business.*

Market instability has made the business climate more volatile and more costly.  Our general business strategy may be adversely affected by unpredictable and unstable market conditions.  If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary equity or debt financing more difficult, more costly, and more dilutive.  While we believe we have adequate capital resources to meet our expected working capital and capital expenditure requirements through the end of 2014, a radical economic downturn or increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders.  Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans.  There is a risk that one or more of our current service providers, manufacturers or other partners may encounter difficulties during challenging economic times, which could have an adverse effect on our business, results of operations and financial condition.

The market price for our common stock has been and may continue to be highly volatile, and an active trading market for our common stock may never exist.*

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active.  The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

Date: November 3, 2011	ALLOS THERAPEUTICS, INC.

/s/ Paul L. Berns
Paul L. Berns
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David C. Clark
David C. Clark
Vice President, Finance and Treasurer
(Principal Financial and Accounting Officer)

Allos Therapeutics, Inc.

Index to Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization dated July 19, 2011, by and among AMAG Pharmaceuticals, Inc., Alamo Acquisition Sub, Inc. and Allos Therapeutics, Inc.	8-K	7/22/2011	2.1
2.2	Form of Voting Agreement dated July 19, 2011, by and between Allos Therapeutics, Inc. and each of the directors and named executive officers of AMAG Pharmaceuticals, Inc.	8-K	7/22/2011	2.2
2.3	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, by and among AMAG Pharmaceuticals, Inc., Alamo Acquisition Sub, Inc. and Allos Therapeutics, Inc.	8-K	8/9/2011	2.1
4.1	Amendment to Rights Agreement dated July 19, 2011, by and between Allos Therapeutics, Inc. and Mellon Investors Services LLC.	8-K	7/22/2011	4.1
31.1	Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a).				X
31.2	Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a).				X
32.1#	Section 1350 Certification.				X
101.INS†	XBRL Instance Document ( furnished electronically herewith)
101.SCH†	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith)
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)

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