Form 10-Q/A
period 2011-06-30
ALLOS THERAPEUTICS INC
filed 2012-03-26
CIK 1097264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note — Restatement of Previously Issued Financial Statements

This Amendment No. 1 to the quarterly report of Allos Therapeutics, Inc. on Form 10—Q/A (“Form 10—Q/A”) amends our quarterly report on Form 10—Q for the period ended June 30, 2011, which was originally filed on August 4, 2011 (“Original Form 10—Q”). This Form 10-Q/A is being filed for the purpose of amending certain disclosure and restating certain amounts in the Financial Statements in Part I, Item 1, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, Controls and Procedures in Part 1, Item 4, and Risk Factors in Part II, Item 1A, as well as to include currently dated certifications from our principal executive officer and principal financial officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. For the convenience of the reader, this Form 10-Q/A sets forth the Original Form 10-Q, as modified and superseded where necessary to reflect the amendments and restatement. The certifications of our principal executive officer and principal financial officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.

Certain unaudited quarterly financial information, including license and other revenue, operating loss, loss before income taxes, net loss, net loss per share and deferred revenue, has been restated from amounts previously reported in the Original Form 10-Q. The restatements were due to a change in our accounting treatment related to the Mundipharma Agreements described herein.  For the three and six months ended June 30, 2011, we overstated the amount of allocable arrangement consideration under the Mundipharma Agreements. Accordingly, the adjustment for the three and six months ended June 30, 2011 was to reduce license and other revenue by $4.7 million and increase deferred revenue and other liabilities by the same amount. The restatement is more fully described in Note 1 to the Notes to Financial Statements.

In connection with the restatement of our financial statements described herein, our management reassessed the effectiveness of our internal controls and procedures. As a result of that reassessment, our management determined there was a material weakness in our internal control over the evaluation of, and accounting for, complex multiple element revenue arrangements.  Due to this material weakness, management also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.  For more information, see Item 4 included in this Form 10-Q/A.

This Form 10—Q/A does not reflect events occurring after the filing of the Original Form 10—Q other than the amendments and restatement related to the matter discussed above. Such events include, among other things, the events described in our Current Reports on Form 8—K and Quartely Reports on Form 10—Q filed after the date of the Original Form 10—Q. Concurrent with the filing of this Form 10—Q/A, we are filing a Form 10—Q/A for the period ended September 30, 2011 and our Form 10—K for the year ended December 31, 2011.

ALLOS THERAPEUTICS, INC.

FORM 10-Q/A

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.

BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(unaudited)

	June 30, 2011	December 31, 2010
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$68,898	$48,164
Short-term investments	40,570	50,334
Restricted cash	238	238
Accounts receivable	13,971	12,076
Inventory	342	178
Prepaid expenses and other assets	3,189	2,180
Total current assets	127,208	113,170
Property and equipment, net	1,913	2,245
Long-term investments	—	67
Intangible asset, net	4,998	5,225
Other assets	—	49
Total assets	$134,119	$120,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,541	$4,931
Deferred revenue	4,479	—
Accrued liabilities	17,773	17,627
Total current liabilities	24,793	22,558
Long-term deferred revenue and other liabilities	22,222	—

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,500,000 shares designated from authorized preferred stock; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 105,673,986 and 105,493,546 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	106	105
Additional paid-in capital	555,343	548,722
Accumulated deficit	(468,345)	(450,629)
Total stockholders’ equity	87,104	98,198
Total liabilities and stockholders’ equity	$134,119	$120,756

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(restated)		(restated)
Revenue:
Net product sales	$10,972	$7,885	$21,836	$15,292
License and other revenue	23,454	—	23,454	—
Total revenue	34,426	7,885	45,290	15,292

Operating costs and expenses:
Cost of sales, excluding amortization expense	1,044	752	1,987	1,441
Cost of license and other revenue	10,571	—	10,571	—
Research and development	5,074	6,522	12,571	15,807
Selling, general and administrative	20,158	20,517	37,710	38,449
Amortization of intangible asset	114	114	227	227
Total operating costs and expenses	36,961	27,905	63,066	55,924
Operating loss	(2,535)	(20,020)	(17,776)	(40,632)
Interest and other income, net	22	66	60	131
Net loss	$(2,513)	$(19,954)	$(17,716)	$(40,501)

Net loss per share: basic and diluted:	$(0.02)	$(0.19)	$(0.17)	$(0.39)

Weighted average shares: basic and diluted	105,606,587	105,187,206	105,567,206	104,896,286

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS
(Dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
	(restated)
Cash Flows From Operating Activities:
Net loss	$(17,716)	$(40,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	399	440
Stock-based compensation expense	6,497	5,715
Amortization of intangible asset	227	227
Other	1	3
Changes in operating assets and liabilities:
Accounts receivable	(1,895)	(4,597)
Prepaid expenses and other assets	(960)	(564)
Interest receivable on investments	(23)	(62)
Inventory	(43)	(195)
Trade accounts payable	(2,390)	796
Accrued liabilities	23	(897)
Deferred revenue and other long-term liabilities	26,701	—
Net cash provided by (used in) operating activities	10,821	(39,635)
Cash Flows From Investing Activities:
Acquisition of property and equipment	(65)	(741)
Purchases of investments	(30,128)	(45,128)
Proceeds from maturities of investments	39,982	16,988
Net cash provided by (used in) investing activities	9,789	(28,881)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock associated with stock options and employee stock purchase plan	124	4,089
Proceeds from issuance of common stock, net of issuance costs	—	32
Net cash provided by financing activities	124	4,121
Net increase (decrease) in cash and cash equivalents	20,734	(64,395)
Cash and cash equivalents, beginning of period	48,164	141,185
Cash and cash equivalents, end of period	$68,898	$76,790
Supplemental Schedule of Cash and Non-cash Activities:
Deferred revenue in accounts receivable	$—	$484
Assets recorded for which payment has not yet occurred	123	224

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars shown in tables are in thousands, except per share amounts)

(unaudited)

1.                 Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc. (referred to herein as the “Company,” “Allos,” “we,” “us” or “our”) included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2010 for a broader discussion of our business and the opportunities and risks inherent in such business.

Restatement

Certain unaudited quarterly financial information, including license and other revenue, operating loss, loss before income taxes, net loss, net loss per share and deferred revenue, has been restated for the three and six month periods ended June 30, 2011 from the amounts previously reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2011. The restatement was related to the inclusion in the allocable arrangement consideration of the development cost differential contingent payment for the Mundipharma Collaboration Agreement and other items, as further described in Note 8 below. For the three and six months ended June 30, 2011, we overstated license and other revenue by $4.7 million as a result of our overstatement of the allocable arrangement consideration under the Mundipharma arrangement described herein.

The impact of the restatement on our statement of operations for the three and six month periods ended June 30, 2011 is summarized below (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011		June 30, 2011
	As Originally Reported	As Restated	As Originally Reported	As Restated
License and other revenue	$28,127	$23,454	$28,127	$23,454
Net income (loss)	$2,160	$(2,513)	$(13,043)	$(17,716)
Net income (loss) per common share:
Basic and diluted	$0.02	$(0.02)	$(0.12)	$(0.17)

The impact of the restatement on our balance sheet as of June 30, 2011 is summarized below (dollars in thousands, except per share amounts):

	As of
	June 30, 2011
	As Originally Reported	As Restated

Deferred revenue	$6,079	$4,479
Long-term deferred revenue	$15,949	$—
Long-term deferred revenue and other liabilities	$—	$22,222

The restatement had no effect on total net cash flows from operating, investing or financing activities in any period.

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

Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense.  As of June 30, 2011, the reduced-cost finished goods inventory has been substantially utilized.  Had this reduced-cost inventory been capitalized, the impact to our research and development expense and cost of sales, excluding amortization expense, would not have been material for the three or six months ended June 30, 2011 and 2010.

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

8.    Mundipharma Agreements

In May 2011, we entered into a strategic collaboration agreement with Mundipharma, or the Mundipharma Collaboration Agreement, pursuant to which we agreed to collaborate in the development of FOLOTYN according to a mutually agreed-upon development plan, as updated by the parties from time to time.  Under the Mundipharma Collaboration Agreement, we retain full commercialization rights for FOLOTYN in the United States and Canada with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world, or the Mundipharma territories.  We received an upfront payment of $50.0 million upon execution of the Mundipharma Collaboration Agreement and may receive potential regulatory milestone payments of up to $21.5 million and commercial progress- and sales-dependent milestone payments of up to $289.0 million.  Of the $310.5 million in total potential milestone payments, we have determined that any regulatory milestone payments that may become due upon approval of FOLOTYN by regulatory agencies other than in the European Union, and all commercial milestone payments, are contingent consideration and will be accounted for as revenue in the period in which the respective revenue recognition criteria are met.  Included in the $21.5 million of potential regulatory milestone payments is a $14.5 million milestone payment related to obtaining conditional approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL in the European Union, which is deemed to be a substantive milestone given the ongoing regulatory services we are providing related to the underlying European Marketing Authorisation Application, or MAA, and will be accounted for as revenue in the period in which the milestone is achieved.  The remaining $296.0 million in total potential milestone payments are not deemed to be substantive for accounting purposes and will be recognized when the appropriate revenue recognition criteria have been met.  In the event Mundipharma achieves the first reimbursable commercial sale of FOLOTYN in at least three major market countries in the European Union we would receive a milestone payment from Mundipharma of $10.0 million, which is included in the $289.0 million of commercial milestone payments discussed above.  We are also entitled to receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories.

Under the initial development plan for FOLOTYN mutually agreed-upon by Allos and Mundipharma, or the Development Plan, the parties have agreed to conduct and jointly fund the following:

•                  all studies required by the FDA as a condition of the accelerated approval of FOLOTYN for relapsed or refractory PTCL, or the FDA Post-Approval Studies, including the ongoing and planned Phase 3 registration studies of FOLOTYN in patients with newly diagnosed PTCL and in patients with relapsed or refractory CTCL; and

•                  certain clinical studies to assess the safety and efficacy of FOLOTYN in children, or the EMA Pediatric Studies, which we previously agreed to conduct as a condition of the EMA’s acceptance of the MAA for review.

Under the Development Plan, we are assigned operational responsibility for the FDA Post-Approval Studies and Mundipharma is assigned operational responsibility for the EMA Pediatric Studies.  The Mundipharma Collaboration Agreement also allows, but does not require, the parties to conduct additional future clinical studies, which may be conducted jointly, in which case one of the parties will be assigned operational responsibility and the costs of such studies will be treated as joint development costs to be shared between the parties, or separately, in which case the party proposing such studies will be solely responsible for the conduct and costs of the studies.

Under the Mundipharma Collaboration Agreement, Mundipharma is initially responsible for 40% of the joint development costs incurred by the parties, which increases to 50% (a) in the calendar quarter after Mundipharma receives conditional approval to market FOLOTYN for relapsed or refractory PTCL in the European Union pursuant to the currently pending MAA, which approval must be received no later than December 31, 2012, or (b) if such conditional approval is not obtained, the later of (i) the calendar quarter of the first approval of FOLOTYN in the European Union for relapsed or refractory PTCL (other than pursuant to clause (a) above) or first-line PTCL, and (ii) the first calendar quarter in which the development cost differential equals or exceeds $15.0 million. The “development cost differential” is defined as the cumulative amount of joint development costs that Mundipharma would have incurred if it was responsible for 50% of the joint development costs rather than its initial 40% share.  To the extent that this development cost differential does not meet or exceed $15.0 million by December 31, 2019, and if conditional approval in the European Union has not been obtained, then we are required to pay Mundipharma the difference between $15.0 million and the amount of the development cost differential as of December 31, 2019.

The total amount of consideration allocable to the Mundipharma Agreements is limited to the amount that is fixed or determinable other than with respect to the impact of either of the following: (a) any refund rights or other concessions to which the customer may be entitled or (b) performance bonuses to which the vendor may be entitled. Since a portion of the arrangement consideration received by the Company is subject to a contingent payment obligation relating to the development cost differential as described above, we excluded the amount of this contingent payment obligation from the arrangement consideration. As amounts related to the contingent payment obligation become nonrefundable, these amounts are added to the arrangement consideration and reallocated to the deliverables in the period in which the amounts become nonrefundable.

As of June 30, 2011, the development cost differential of $39,000 was included in the allocable Mundipharma arrangement consideration, and our contingent payment obligation related to the development cost differential was approximately $14,960,000 and is recorded as an other long-term liability on the Balance Sheet. We record the joint development cost reimbursements received from Mundipharma as license and other revenue in the Statement of Operations; and we record the full amount of our joint development costs as research and development expense.

In connection with the Mundipharma Collaboration Agreement, we entered into a separate supply agreement with Mundipharma Medical Company, an affiliate of Mundipharma, pursuant to which we have agreed to supply FOLOTYN for use in clinical trials for which Mundipharma bears operational responsibility and to support Mundipharma’s commercial requirements.  We refer to this as the Mundipharma Supply Agreement, and we refer to the Mundipharma Supply Agreement and the Mundipharma Collaboration Agreement together as the Mundipharma Agreements.

Pursuant to the accounting guidance under Accounting Standards Codification 605-25, or ASC 605-25, which governs revenue recognition for multiple element arrangements, we have evaluated the four non-contingent deliverables under the Mundipharma Agreements and determined that they meet the criteria for separation and are therefore treated as separate units of accounting, as follows:

•                  Licenses from Allos to commercialize,  develop and manufacture FOLOTYN worldwide, outside of the United States and Canada, or the Licenses;

•                  Regulatory services provided by Allos related to the MAA through May 10, 2012;

•                  Research and development services provided by Allos related to jointly agreed-upon clinical development activities through approximately 2022, with cost sharing as discussed above; and

•                  Clinical trial supply obligations to supply FOLOTYN for use in the EMA Pediatric Studies.

We did not include the obligation to provide clinical trial supplies for any additional future clinical studies for which Mundipharma may bear operational responsibility as a separate deliverable, as there were no such clinical studies included in the initial Development Plan at the inception of the arrangement, and no such clinical studies have been subsequently added.  Under the Mundipharma Agreements, Mundipharma has the option to either order clinical supply for these potential future

clinical studies from us or obtain the supplies from other third-party manufacturers.    Further, pursuant to the Mundipharma Collaboration Agreement, we granted Mundipharma a non-exclusive right and license, with the right to sublicense, under our manufacturing know-how and patents, to manufacture FOLOTYN for use in accordance with the Mundipharma Collaboration Agreement.  Both the manufacturing license and Mundipharma’s access to all information necessary or useful for the manufacturing and testing of FOLOTYN were delivered effective upon execution of the Mundipharma Collaboration Agreement.  In addition, pursuant to the Supply Agreement, we have agreed to provide such other reasonable assistance as required to enable Mundipharma or its permitted sublicensee to manufacture FOLOTYN.  However, we have determined that this effort is an inconsequential or perfunctory performance obligation and as a result have not included this as a deliverable in the arrangement.

The supply of FOLOTYN for Mundipharma’s commercial requirements is contingent upon the receipt of regulatory approvals to commercialize FOLOTYN in the Mundipharma territories. Because our commercial supply obligation is contingent upon the receipt of future regulatory approvals, and there were no binding commitments or firm purchase orders pending for commercial supply at or near the execution of the agreement, our commercial supply obligation is deemed to be contingent and is not valued as a deliverable under the Mundipharma Agreements.  As of June 30, 2011, no clinical or commercial supply has been delivered under the Mundipharma Supply Agreement.   If Mundipharma orders the supplies from us, the pricing for this supply would equal our third-party manufacturing cost plus a pre-negotiated percentage, which we have determined is not at a significant incremental discount to market rates.

Under the Mundipharma Agreements, the parties have agreed to establish and participate on several joint committees to facilitate the governance and oversight of the parties’ activities under the agreements.  We have considered whether our participation on the joint committees may be a deliverable and determined that it was not a deliverable.  Had we considered our participation on the joint committees as a deliverable, it would not have had a material impact on our accounting for the arrangement based on our analysis of the maximum potential estimated selling price of such participation.

We allocated the Mundipharma arrangement consideration based on the percentage of the relative selling price of each unit of accounting.  We estimated the selling price of the Licenses using the relief from royalty method income approach, which utilized estimated total FOLOTYN product sales revenue in the Mundipharma territories over the expected patent life.  We estimated the selling prices of the regulatory and research and development services using third party costs and discounted cash flows.  The estimated selling prices utilized assumptions including internal estimates of research and development personnel needed to perform the regulatory and research and development services; and estimates of expected cash outflows to third parties for services and supplies for the respective unit of accounting over the expected period that the services will be performed, which represents one year for the regulatory services and approximately through 2022 for the research and development services, as discussed further below.  We estimated the selling price of the clinical supply obligation using third party costs and estimates of the quantity of product to be required to conduct the EMA Pediatric Studies.

The impact of a 1% change in the present value factors on the resulting allocated arrangement consideration, which consists of the upfront payment and the estimated payments for research and development services and clinical supply, less the amount of the contingent payment obligation related to the development cost differential, is as follows:

		Impact of change in Present
		Value Factor on allocated
	Present Value	arrangement consideration		Expected
	Factor Used	1% increase	1% decrease	Completion
Licenses	22%	(560,000)	550,000	Completed
Regulatory	6%	90,000	(170,000)	May 10, 2012
Research and development	10%	470,000	(380,000)	2022

The impact of a 1% change in the present value factors on the resulting allocated arrangement consideration allocated to the clinical supply deliverable is not material.

Because delivery of the Licenses occurred upon the execution of the Mundipharma Collaboration Agreement in May 2011 and there is no general right of return, all $22,653,000 of allocated arrangement consideration related to the Licenses was recognized as revenue during the three and six months ended June 30, 2011.

We will perform the regulatory services under the Mundipharma Collaboration Agreement over a period of up to one year, or through May 10, 2012, with no general right of return.  Therefore, all allocated arrangement consideration related to the regulatory services will be recognized using the proportional performance method, by which revenue is recognized in proportion to the costs incurred, during the service period of up to one year.

We will perform the research and development services under the Mundipharma Collaboration Agreement over the period required to complete the jointly agreed-upon clinical development activities, which we estimate to be approximately through 2022 based on our projected clinical trial enrollment and patient treatment-related follow up time periods, with no general right of return.  Therefore, all allocated arrangement consideration related to the research and development services will be recognized as the research and development costs that are subject to reimbursement are incurred.

As of June 30, 2011, no clinical supply has been delivered under the Mundipharma Supply Agreement, therefore, there was no revenue recognized during the three and six months ended June 30, 2011 related to this deliverable.

Revenues recognized in the Statement of Operations related to the Mundipharma Agreements were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(restated)		(restated)

Licenses	$22,653	$—	$22,653	$—
Regulatory	615	—	615	—
Research and development	186	—	186	—
License and other revenue	$23,454	$—	$23,454	$—

License and other revenue for the three and six months ended June 30, 2011 includes $156,000 related to the 40% joint development cost reimbursement under the Mundipharma Agreements.

As of June 30, 2011, accounts receivable related to the Mundipharma Agreements totaled $156,000.  As of June 30, 2011, deferred amounts related to the Mundipharma Agreements consisted of:

	June 30,
	2011	2010
	(restated)
Current deferred revenue	$4,479	$—

Long-term deferred revenue	$7,262	$—
Development cost differential contingent payment	14,960	—
Long-term deferred revenue and other liabilities	$22,222	$—

Cost of license and other revenue in the Statement of Operations for the three and six months ended June 30, 2011 was $10,571,000 and consisted of 20% of the $50.0 million upfront payment, or $10.0 million, which was paid to the licensors of FOLOTYN under the terms of the FOLOTYN license agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute.  In addition, $571,000 of costs were incurred in connection with the regulatory services provided related to the European MAA.

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

Diluted net loss per share is the same as basic net loss per share for all periods presented because any potential dilutive share of common stock were anti-dilutive due to our net loss (as including such shares would decrease our basic net loss per share). Such potentially dilutive shares of common stock are excluded when the effect would be to reduce net loss per share. Because we reported a net loss for each of the three and six month periods ended June 30, 2011 and 2010, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented. Such potentially dilutive shares of common stock consist of the following:

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

Certain unaudited quarterly financial information, including license and other revenue, operating loss, loss before income taxes, net loss, net loss per share and deferred revenue, has been restated for the three and six month periods ended June 30, 2011 from amounts previously reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2011. The restatements were related to the inclusion in the allocable arrangement consideration of the development cost differential contingent payment for the Mundipharma Collaboration Agreement and other items, as further described in Critical Accounting Policies — License and Other Revenue Recognition below. For the three and six months ended June 30, 2011, we overstated license and other revenue by $4.7 million as a result of our overstatement of the allocable arrangement consideration under the Mundipharma arrangement described herein.

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

Strategic Collaboration

In May 2011, we entered into a strategic collaboration agreement to co-develop FOLOTYN with Mundipharma, or the Mundipharma Collaboration Agreement.  Under the Mundipharma Collaboration Agreement, we retain full commercialization rights for FOLOTYN in the United States and Canada with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world, or the Mundipharma territories.  Under the Mundipharma Collaboration Agreement, we received an upfront payment of $50.0 million upon execution of the Mundipharma Collaboration Agreement and may receive potential regulatory milestone payments of up to $21.5 million and commercial progress- and sales-dependent milestone payments of up to $289.0 million.  Included in the $21.5 million of potential regulatory milestone payments is a $14.5 million milestone payment related to obtaining conditional approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL in the European Union.  In the event Mundipharma achieves the first reimbursable commercial sale of FOLOTYN in at least three major market countries in the European Union we would receive a milestone payment from Mundipharma of $10.0 million, which is included in the $289.0 million of commercial milestone payments discussed above.  Of the $50 million upfront payment, 20%, or $10 million, was paid by Allos to the licensors of FOLOTYN under the terms of our license agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute.  We are also entitled to receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories.  Allos and Mundipharma will jointly fund worldwide development costs, initially on a 60:40 basis, respectively; which will change to a 50:50 basis if certain pre-defined milestones are achieved, including approval to market FOLOTYN for relapsed or refractory PTCL by the European Union.  The parties’ development funding will support jointly agreed-upon clinical development activities, including, but not limited to, the planned Phase 3 registration studies of FOLOTYN in previously undiagnosed PTCL and in relapsed or refractory cutaneous T-cell lymphoma. Pursuant to a separate supply agreement with Mundipharma Medical Company, an affiliate of Mundipharma, we will supply FOLOTYN for Mundipharma’s clinical and commercial uses. We refer to the Mundipharma Collaboration Agreement and the Mundipharma Supply Agreement as the Mundipharma Agreements. During the three and six months ended June 30, 2011, we recognized $23.5 million of license and other revenue under the Mundipharma Agreements.

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

Comparison of three and six months ended June 30, 2011 and 2010

Revenue

Our revenues for the three and six months ended June 30, 2011 and 2010 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
	(restated)		(restated)
Net product sales	$11.0	$7.9	$21.8	$15.3
License and other revenue	23.5	—	23.5	—
Total revenue	$34.5	$7.9	$45.3	$15.3

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

Revenues recognized in the Statement of Operations related to the Mundipharma Agreements were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(restated)		(restated)

Licenses	$22.7	$—	$22.7	$—
Regulatory	0.6	—	0.6	—
Research and development	0.2	—	0.2	—
License and other revenue	$23.5	$—	$23.5	$—

Pursuant to the accounting guidance under Accounting Standards Codification 605-25, or ASC 605-25, which governs revenue recognition for multiple element arrangements, we have evaluated the four non-contingent deliverables under the Mundipharma Agreements and determined that they meet the criteria for separation and are therefore treated as separate units of accounting, as follows:

•                  Licenses from Allos to commercialize,  develop and manufacture FOLOTYN worldwide, outside of the United States and Canada, or the Licenses;

•                  Regulatory services provided by Allos related to the MAA through May 10, 2012;

•                  Research and development services provided by Allos related to jointly agreed-upon clinical development activities through approximately 2022, with cost sharing in the “strategic Collaboration” section above; and

•                  Clinical trial supply obligations to supply FOLOTYN for use in the EMA Pediatric Studies.

Because delivery of the Licenses occurred upon the execution of the Mundipharma Collaboration Agreement in May 2011 and there is no general right of return, all $22.7 million of allocated arrangement consideration related to the Licenses was recognized as revenue during the three and six months ended June 30, 2011.

We will perform the regulatory services under the Mundipharma Collaboration Agreement over a period of up to one year, or through May 10, 2012, with no general right of return.  Therefore, all allocated arrangement consideration related to the regulatory services will be recognized using the proportional performance method, by which revenue is recognized in proportion to the costs incurred, during the service period of up to one year.

We will perform the research and development services under the Mundipharma Collaboration Agreement over the period required to complete the jointly agreed-upon clinical development activities, which we estimate to be approximately through 2022 based on our projected clinical trial enrollment and patient treatment-related follow up time periods, with no general right of return.  Therefore, all allocated arrangement consideration related to the research and development services will be recognized as the research and development costs that are subject to reimbursement are incurred.

As of June 30, 2011, no clinical supply has been delivered under the Mundipharma Supply Agreement, therefore, there was no revenue recognized during the three and six months ended June 30, 2011 related to this deliverable.

The total amount of consideration allocable to the Mundipharma Agreements is limited to the amount that is fixed or determinable other than with respect to the impact of either of the following: (a) any refund rights or other concessions to which the customer may be entitled or (b) performance bonuses to which the vendor may be entitled. Since a portion of the arrangement consideration received by the Company is subject to a contingent payment obligation relating to the development cost differential as described above, we excluded the amount of this contingent payment obligation from the arrangement consideration. As amounts related to the contingent payment obligation become nonrefundable, these amounts are added to the arrangement consideration and reallocated to the deliverables in the period in which the amounts become nonrefundable.

As of June 30, 2011, deferred amounts related to the Mundipharma Agreements consisted of:

	June 30,
	2011	2010
	(in millions)
	(restated)
Current deferred revenue	$4.5	$—

Long-term deferred revenue	$7.3	$—
Development cost differential contingent payment	$14.9	—
Long-term deferred revenue and other liabilities	$22.2	$—

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

Obligations and Commitments

Royalty and License Fee Commitments

In December 2002, we entered into a license agreement with Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, as amended, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. Under the terms of the agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and have made aggregate milestone payments of $2.5 million based on the passage of time. Additionally, in May and September 2009, we made milestone payments of $1.5 million based on the FDA accepting our New Drug Application for review and $5.8 million based on the FDA approval to market FOLOTYN, respectively.  The up-front license fee and all milestone payments under the agreement prior to FDA approval to market FOLOTYN were recorded to research and development expense as incurred.  The $5.8 million milestone payment based on the FDA approval was capitalized as an intangible asset and is being amortized over the expected useful life of the composition of matter patent for FOLOTYN, which we expect to last until July 16, 2022. The only remaining potential milestone payment under the license agreement is for $3.5 million upon regulatory approval to market FOLOTYN in Europe, which, if made would be capitalized and amortized over the expected useful life of the licensed patents. Under the terms of the agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we will pay the licensors royalties based on graduated annual levels of net sales of FOLOTYN to our distributors, net of actual rebates and chargebacks, or distributor sales, which may be different than our net product revenue recognized in accordance with U.S. generally accepted accounting principles, or GAAP, or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.  During the three and six months ended June 30, 2011, we made a $10.0 million sublicense fee payment under this agreement related to the Mundipharma Agreements.  Royalties are 8% of annual worldwide sales up to $150.0 million; 9% of annual worldwide sales of $150.0 million through $300.0 million; and 11% of annual worldwide sales in excess of $300.0 million.  For the six months ended June 30, 2011 and 2010, our royalties were 8% of our net distributor sales.

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

License and Other Revenue Recognition

In May 2011, we entered into a strategic collaboration agreement with Mundipharma, or the Mundipharma Collaboration Agreement, pursuant to which we agreed to collaborate in the development of FOLOTYN according to a mutually agreed-upon development plan, as updated by the parties from time to time.  Under the Mundipharma Collaboration Agreement, we retain full commercialization rights for FOLOTYN in the United States and Canada with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world, or the Mundipharma territories.  We received an upfront payment of $50.0 million upon execution of the Mundipharma Collaboration Agreement and may receive potential regulatory milestone payments of up to $21.5 million and commercial progress- and sales-dependent milestone payments of up to $289.0 million.  Of the $310.5 million in total potential milestone payments, we have determined that any regulatory milestone payments that may become due upon approval of FOLOTYN by regulatory agencies other than in the European Union, and all commercial milestone payments, are contingent consideration and will be accounted for as revenue in the period in which the respective revenue recognition criteria are met.  Included in the $21.5 million of potential regulatory milestone payments is a $14.5 million milestone payment related to obtaining conditional approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL in the European Union, which is deemed to be a substantive milestone given the ongoing regulatory services we are providing related to the underlying European Marketing Authorisation Application, or MAA, and will be accounted for as revenue in the period in which the milestone is achieved.  The remaining $296.0 million in total potential milestone payments are not deemed to be substantive for accounting purposes and will be recognized when the appropriate revenue recognition criteria have been met.  In the event Mundipharma achieves the first reimbursable commercial sale of FOLOTYN in at least three major market countries in the European Union we would receive a milestone payment from Mundipharma of $10.0 million, which is included in the $289.0 million of commercial milestone payments discussed above.  We are also entitled to receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories.

Under the initial development plan for FOLOTYN mutually agreed-upon by Allos and Mundipharma, or the Development Plan, the parties have agreed to conduct and jointly fund the following:

•                  all studies required by the FDA as a condition of the accelerated approval of FOLOTYN for relapsed or refractory PTCL, or the FDA Post-Approval Studies, including the ongoing and planned Phase 3 registration studies of FOLOTYN in patients with newly diagnosed PTCL and in patients with relapsed or refractory CTCL; and

•                  certain clinical studies to assess the safety and efficacy of FOLOTYN in children, or the EMA Pediatric Studies, which we previously agreed to conduct as a condition of the EMA’s acceptance of the MAA for review.

Under the Development Plan, we are assigned operational responsibility for the FDA Post-Approval Studies and Mundipharma is assigned operational responsibility for the EMA Pediatric Studies.  The Mundipharma Collaboration Agreement also allows, but does not require, the parties to conduct additional future clinical studies, which may be conducted jointly, in which case one of the parties will be assigned operational responsibility and the costs of such studies will be treated as joint development costs to be shared between the parties, or separately, in which case the party proposing such studies will be solely responsible for the conduct and costs of the studies.

Under the Mundipharma Collaboration Agreement, Mundipharma is initially responsible for 40% of the joint development costs incurred by the parties, which increases to 50% (a) in the calendar quarter after Mundipharma receives conditional approval to market FOLOTYN for relapsed or refractory PTCL in the European Union pursuant to the currently pending MAA, which approval must be received no later than December 31, 2012, or (b) if such conditional approval is not obtained, the later of (i) the calendar quarter of the first approval of FOLOTYN in the European Union for relapsed or refractory PTCL (other than pursuant to clause (a) above) or first-line PTCL, and (ii) the first calendar quarter in which the development cost differential equals or exceeds $15.0 million. The “development cost differential” is defined as the cumulative amount of joint development costs that Mundipharma would have incurred if it was responsible for 50% of the joint development costs rather than its initial 40% share.  To the extent that this development cost differential does not meet or exceed $15.0 million by December 31, 2019, and if conditional approval in the European Union has not been obtained, then we are required to pay Mundipharma the difference between $15.0 million and the amount of the development cost differential as of December 31, 2019.

The total amount of consideration allocable to the Mundipharma Agreements is limited to the amount that is fixed or determinable other than with respect to the impact of either of the following: (a) any refund rights or other concessions to which the customer may be entitled or (b) performance bonuses to which the vendor may be entitled. Since a portion of the arrangement consideration received by the Company is subject to a contingent payment obligation relating to the development cost differential as described above, we excluded the amount of this contingent payment obligation from the arrangement consideration. As amounts related to the contingent payment obligation become nonrefundable, these amounts are added to the arrangement consideration and reallocated to the deliverables in the period in which the amounts become nonrefundable.

As of June 30, 2011, the development cost differential of $0.1 million was included in the allocable Mundipharma arrangement consideration, and our contingent payment obligation related to the development cost differential was approximately $14.9 million and is recorded as an other long-term liability on the Balance Sheet. We record the joint development cost reimbursements received from Mundipharma as license and other revenue in the Statement of Operations; and we record the full amount of our joint development costs as research and development expense.

In connection with the Mundipharma Collaboration Agreement, we entered into a separate supply agreement with Mundipharma Medical Company, an affiliate of Mundipharma, pursuant to which we have agreed to supply FOLOTYN for use in clinical trials for which Mundipharma bears operational responsibility and to support Mundipharma’s commercial requirements.  We refer to this as the Mundipharma Supply Agreement, and we refer to the Mundipharma Supply Agreement and the Mundipharma Collaboration Agreement together as the Mundipharma Agreements.

Pursuant to the accounting guidance under Accounting Standards Codification 605-25, or ASC 605-25, which governs revenue recognition for multiple element arrangements, we have evaluated the four non-contingent deliverables under the Mundipharma Agreements and determined that they meet the criteria for separation and are therefore treated as separate units of accounting, as follows:

•                  Licenses from Allos to commercialize, develop and manufacture FOLOTYN worldwide, outside of the United States and Canada, or the Licenses;

•                  Regulatory services provided by Allos related to the MAA through May 10, 2012;

•                  Research and development services provided by Allos related to jointly agreed-upon clinical development activities through approximately 2022, with cost sharing as discussed above; and

•                  Clinical trial supply obligations to supply FOLOTYN for use in the EMA Pediatric Studies.

We did not include the obligation to provide clinical trial supplies for any additional future clinical studies for which Mundipharma may bear operational responsibility as a separate deliverable, as there were no such clinical studies included in the initial Development Plan at the inception of the arrangement, and no such clinical studies have been subsequently added.  Under the Mundipharma Agreements, Mundipharma has the option to either order clinical supply for these potential future clinical studies from us or obtain the supplies from other third-party manufacturers.  Further, pursuant to the Mundipharma Collaboration Agreement, we granted Mundipharma a non-exclusive right and license, with the right to sublicense, under our manufacturing know-how and patents, to manufacture FOLOTYN for use in accordance with the Mundipharma Collaboration Agreement.  Both the manufacturing license and Mundipharma’s access to all information necessary or useful for the manufacturing and testing of FOLOTYN were delivered effective upon execution of the Mundipharma Collaboration Agreement.  In addition, pursuant to the Supply Agreement, we have agreed to provide such other reasonable assistance as required to enable Mundipharma or its permitted sublicensee to manufacture FOLOTYN.  However, we have determined that this effort is an inconsequential or perfunctory performance obligation and as a result have not included this as a deliverable in the arrangement.

The supply of FOLOTYN for Mundipharma’s commercial requirements is contingent upon the receipt of regulatory approvals to commercialize FOLOTYN in the Mundipharma territories. Because our commercial supply obligation is contingent upon the receipt of future regulatory approvals, and there were no binding commitments or firm purchase orders pending for commercial supply at or near the execution of the agreement, our commercial supply obligation is deemed to be contingent and is not valued as a deliverable under the Mundipharma Agreements.  As of June 30, 2011, no clinical or commercial supply has been delivered under the Mundipharma Supply Agreement.  If Mundipharma orders the supplies from us, the pricing for this supply would equal our third-party manufacturing cost plus a pre-negotiated percentage, which we have determined is not at a significant incremental discount to market rates.

Under the Mundipharma Agreements, the parties have agreed to establish and participate on several joint committees to facilitate the governance and oversight of the parties’ activities under the agreements.  We have considered whether our participation on the joint committees may be a deliverable and determined that it was not a deliverable.  Had we considered our participation on the joint committees as a deliverable, it would not have had a material impact on our accounting for the arrangement based on our analysis of the maximum potential estimated selling price of such participation.

We allocated the Mundipharma arrangement consideration based on the percentage of the relative selling price of each unit of accounting.  We estimated the selling price of the Licenses using the relief from royalty method income approach, which utilized estimated total FOLOTYN product sales revenue in the Mundipharma territories over the expected patent life.  We estimated the selling prices of the regulatory and research and development services using third party costs and discounted cash flows.  The estimated selling prices utilized assumptions including internal estimates of research and development personnel needed to perform the regulatory and research and development services; and estimates of expected cash outflows to third parties for services and supplies for the respective unit of accounting over the expected period that the services will be performed, which represents one year for the regulatory services and approximately through 2022 for the research and development services, as discussed further below.  We estimated the selling price of the clinical supply obligation using third party costs and estimates of the quantity of product to be required to conduct the EMA Pediatric Studies.

The impact of a 1% change in the present value factors on the resulting allocated arrangement consideration, which consists of the upfront payment and the estimated payments for research and development services and clinical supply, less the amount of the contingent payment obligation related to the development cost differential, is as follows:

		Impact of change in Present
		Value Factor on allocated
	Present Value	arrangement consideration		Expected
	Factor Used	1% increase	1% decrease	Completion
Licenses	22%	(560,000)	550,000	Completed
Regulatory	6%	90,000	(170,000)	May 10, 2012
Research and development	10%	470,000	(380,000)	2022

The impact of a 1% change in the present value factors on the resulting allocated arrangement consideration allocated to the clinical supply deliverable is not material.

Because delivery of the Licenses occurred upon the execution of the Mundipharma Collaboration Agreement in May 2011 and there is no general right of return, all $22.7 million of allocated arrangement consideration related to the Licenses was recognized as revenue during the three and six months ended June 30, 2011.

We will perform the regulatory services under the Mundipharma Collaboration Agreement over a period of up to one year, or through May 10, 2012, with no general right of return.  Therefore, all allocated arrangement consideration related to the regulatory services will be recognized using the proportional performance method, by which revenue is recognized in proportion to the costs incurred, during the service period of up to one year.

We will perform the research and development services under the Mundipharma Collaboration Agreement over the period required to complete the jointly agreed-upon clinical development activities, which we estimate to be approximately through 2022 based on our projected clinical trial enrollment and patient treatment-related follow up time periods, with no general right of return. Therefore, all allocated arrangement consideration related to the research and development services will be recognized as the research and development costs that are subject to reimbursement are incurred.

As of June 30, 2011, no clinical supply has been delivered under the Mundipharma Supply Agreement, therefore, there was no revenue recognized during the three and six months ended June 30, 2011 related to this deliverable.

Revenues recognized in the Statement of Operations related to the Mundipharma Agreements were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)
	(restated)		(restated)
Licenses	$22.7	$—	$22.7	$—
Regulatory	0.6	—	0.6	—
Research and development	0.2	—	0.2	—
License and other revenue	$23.5	$—	$23.5	$—

License and other revenue for the three and six months ended June 30, 2011 includes $0.2 million related to the 40% joint development cost reimbursement under the Mundipharma Agreements.

As of June 30, 2011, accounts receivable related to the Mundipharma Agreements totaled $0.2 million.  As of June 30, 2011, deferred amounts related to the Mundipharma Agreements consisted of:

	June 30,
	2011	2010
	(in millions)
	(restated)
Current deferred revenue	$4.5	$—

Long-term deferred revenue	$7.3	$—
Development cost differential contingent payment	$14.9	—
Long-term deferred revenue and other liabilities	$22.2	$—

Cost of license and other revenue in the Statement of Operations for the three and six months ended June 30, 2011 was $10.6 million and consisted of 20% of the $50.0 million upfront payment, or $10.0 million, which was paid to the licensors of FOLOTYN under the terms of the FOLOTYN license agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute.  In addition, $0.6 million of costs were incurred in connection with the regulatory services provided related to the European MAA.

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

Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (FASB) completed an accounting standards update entitled “Milestone Method of Revenue Recognition.” This standard allows the milestone method to be used in the application of the proportional performance model when applied to revenue arrangements. Under this pronouncement an accounting policy election can be made to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This standard is effective for us beginning January 1, 2011, and may be applied either prospectively to milestones achieved after the adoption date or retrospectively for all periods presented. Refer to Note 8 of the unaudited June 30, 2011 financial statement included herein for the impact of this standard with respect to the strategic collaboration with Mundipharma entered into in May 2011.

In October 2009, the FASB issued an accounting standards update entitled “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” This standard prescribes the accounting treatment for arrangements that contain multiple-deliverable elements and may enable us to account for products or services (deliverables) separately rather than as a single unit in certain circumstances.  Prior to this standard, only certain types of evidence were acceptable for determining the relative selling price of the deliverables under an arrangement. If that evidence was not available, the deliverables were treated as a single unit of accounting. This updated standard expands the nature of evidence which may be used to determine the relative selling price of separate deliverables to include estimation. This standard is applicable to our arrangements entered into or materially modified after December 31, 2010. Refer to Note 8 of the unaudited June 30, 2011 financial statement included herein for the impact of this standard with respect to the strategic collaboration with Mundipharma entered into in May 2011.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As a result of the restatement described in Note 1 to Notes to the Financial Statements included in this report, a re-evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that re-evaluation, our management, including our principal executive officer and principal financial officer, concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Based on its re-evaluation, management determined that as a result of the restatement of the accounting for the Mundipharma arrangement described in Note 1 to the financial statements included in this report, there was a material weakness in our internal control over the evaluation of, and accounting for, complex multiple element revenue arrangements.

Changes in Internal Control over Financial Reporting

In May 2011, we entered into a strategic collaboration agreement with Mundipharma and began recording revenue related to this arrangement. The accounting for this arrangement required new processes and accounting estimates. During the three months ended June 30, 2011, we implemented certain internal control processes in various functional areas of the Company to ensure that financial data related to the Mundipharma arrangement has been correctly reflected in our financial statements. We are not aware of any material adverse impacts on our internal control over financial reporting as a result of the implementation of these new controls, except as discussed above.  There were no other changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result of the restatement discussed above we subsequently determined there was a material weakness in our internal controls over financial reporting.

Remediation of Material Weakness

Subsequent to the identification of the material weakness related to the evaluation of, and accounting for, complex multiple element revenue arrangements, the Company is re-evaluating its accounting and financial reporting controls for complex multiple element revenue arrangements, including the application of the provisions of Accounting Standard Codification Topic 605-25 “Revenue Recognition—Multiple-Element Arrangements” to any future agreements that include complex multiple elements.

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

Risks Related to the Pending Merger with AMAG

Because the Exchange Ratio is fixed and will not be adjusted in the event of changes in the price of either AMAG’s or our common stock, the market value of the shares of AMAG common stock to be received by our stockholders in connection with the Merger is subject to change prior to the completion of the Merger.*

As a result of the Merger, holders of our common stock will have the right to receive 0.1282 shares of AMAG common stock in exchange for each share of our common stock they own.  We refer to this exchange ratio as the Exchange Ratio. The Exchange Ratio is fixed and no adjustments to the Exchange Ratio will be made based on changes in the price of either the AMAG common stock or our common stock prior to the completion of the Merger. Changes in stock price may result from a variety of factors, including, among others, general market and economic conditions, changes in AMAG’s or our respective businesses, operations and prospects, market assessment of the likelihood that the Merger will be completed as anticipated or at all and regulatory considerations. Many of these factors are beyond AMAG’s or our control.

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

Changes in the number of shares of outstanding common stock of either AMAG or Allos prior to the completion of the Merger would result in a corresponding change to the relative ownership percentages of the current AMAG stockholders and the current Allos stockholders of the combined company.*

Based on the number of shares of AMAG common stock and our common stock outstanding as of July 19, 2011, the last trading day before public announcement of the Merger, if the Merger had been completed on such date, the holders of our common stock would have been entitled to receive shares of AMAG common stock representing approximately 39% of all shares of AMAG common stock outstanding as of immediately following the completion of the Merger. AMAG stockholders would have continued to own their existing shares, which would not be affected by the Merger, and such shares would have represented approximately 61% of all shares of AMAG common stock outstanding as of immediately following the completion of the Merger. However, because the Exchange Ratio is fixed, to the extent that the number of shares of outstanding common stock of either AMAG or Allos changes prior to the completion of the Merger, whether due to any new issuance of shares of AMAG common stock or our common stock, any exercise of any outstanding options or other rights to purchase shares of AMAG common stock or our common stock or otherwise, there will automatically occur a corresponding change in the relative ownership percentages of the current AMAG stockholders and the current Allos stockholders of the combined company.

The announcement and pendency of the Merger could have an adverse effect on our stock price, business, financial condition, results of operations or business prospects.*

The announcement and pendency of the Merger could disrupt our business in the following ways, among others:

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

Some of our directors and executive officers have interests in the Merger that are different from, or in addition to, those of our other stockholders.*

Our stockholders should be aware that certain of our directors and executive officers have arrangements that provide them with interests in the Merger that are different from, or in addition to, those of our stockholders. For example, four current members of our board of directors will be appointed to the new company’s board of directors upon completion of the Merger.  These directors will be entitled to receive certain cash and equity compensation in connection with their service as directors.  Our executive officers are party to existing employment agreements that provide for certain severance payments and the accelerated vesting of stock options and RSUs in the event of their qualifying termination in connection with the Merger.  In addition, our non-employee directors who do not become directors of AMAG upon the closing of the Merger hold stock options that provide for vesting in connection with the Merger. Our directors and executive officers also have certain rights to indemnification and directors’ and officers’ liability insurance that will be provided by the combined company following the completion of the Merger.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire Allos prior to the completion of the Merger.*

The Merger Agreement contains provisions that make it difficult for us to entertain a third-party proposal for an acquisition of Allos. These provisions include the general prohibition on our soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal, and the requirement that we pay a termination fee of $9 million to AMAG if the Merger Agreement is terminated in specified circumstances.

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

Failure to complete the Merger could negatively impact our business, financial condition, results of operations or stock price.*

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

Several lawsuits have been filed against Allos, the members of its board of directors, certain of its executive officers, AMAG and Merger Sub challenging the Merger, and an adverse judgment in any such lawsuit may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.*

In July 2011, six putative class action lawsuits were filed against AMAG, Allos and members of the board of directors of Allos and the Merger Sub, arising out of the proposed merger between AMAG and Allos, challenging the proposed merger and seeking, among other things, to stop or delay the acquisition of Allos by AMAG, or rescission of the Merger in the event it is consummated.  One of the conditions to the completion of the Merger is that no temporary restraining order, preliminary or permanent injunction or other order preventing the completion of the Merger shall have been issued by any court of competent jurisdiction or other Governmental Body and be in effect. Consequently, if the plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger pursuant to the terms of the Merger Agreement, such an injunction may prevent the completion of the Merger in the expected timeframe (or altogether).

Obtaining required approvals necessary to satisfy the conditions to the completion of the Merger may delay or prevent completion of the Merger.*

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

If the Merger does not qualify as a “reorganization” within the meaning of Section 368(a) of the Code, the stockholders of Allos may be required to pay substantial U.S. federal income taxes.*

We intend, and our tax counsel will provide an opinion to the effect, that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code. The opinion of our tax counsel will be based on certain assumptions, representations and covenants made by AMAG, Merger Sub and Allos. If any of those representations, covenants and assumptions is inaccurate, the conclusions reached by counsel in such opinion may not apply. Moreover, the opinion of our tax counsel does not bind the Internal Revenue Service, or IRS, nor does it prevent the IRS from adopting a contrary position. We have not requested, nor do we intend to request, a ruling from the IRS, with respect to the tax consequences of the Merger and there can be no assurance that our position would be sustained by a court if challenged by the IRS. If the Merger does not qualify as a “reorganization” within the meaning of Section 368(a) of the Code, our stockholders generally would recognize taxable gain on their receipt of AMAG common stock in connection with the Merger.

If the Merger is consummated, the combined company may not perform as we or the market expects, which could have an adverse effect on the price of AMAG common stock which our current stockholders will own following the Merger.*

The success of the Merger will depend, in large part, on sales of our products and the ability of the combined company following the completion of the Merger to realize the anticipated benefits, including annual net operating synergies, from combining the businesses of AMAG and Allos. To realize these anticipated benefits, the combined company must successfully integrate the businesses of AMAG and Allos. This integration will be complex and time-consuming.

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

Risks Related to Allos, Including as a Stand-Alone Company

We have a history of net losses and an accumulated deficit, and we may never generate sufficient revenue to achieve or maintain profitability in the future. *

We have incurred significant net losses and negative cash flows from operations.  To date, we have financed our operations primarily through the public and private sale of securities and net product sales.  For the six months ended June 30, 2011, we had a net loss of $17.7 million.  As of June 30, 2011, we had accumulated a deficit of $468.3 million.  We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses.

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

Management’s determination that there was a material weakness in our internal control over financial reporting could have a material adverse impact on the Company.*

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report on Form 10-K for that fiscal year. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting.

In Part I. Item 4 of this report, management determined that there was a material weakness in our internal control over the evaluation of, and accounting for, complex multiple element arrangements.  Due to this material weakness, management also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Consequently, and pending the Company’s remediation of the matters that caused the control deficiencies underlying the material weaknesses, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors may lose faith in the reliability of our financial statements. Accordingly, the price of our securities may be adversely and materially impacted.

The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify any additional material weaknesses in our internal controls in the future.

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

Date: March 23, 2012	ALLOS THERAPEUTICS, INC.

/s/ Paul L. Berns
Paul L. Berns
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David C. Clark
David C. Clark
Vice President, Finance and Treasurer
(Principal Financial and Accounting Officer)

Allos Therapeutics, Inc.

Index to Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization dated July 19, 2011, by and among AMAG Pharmaceuticals, Inc., Alamo Acquisition Sub, Inc. and Allos Therapeutics, Inc.	8-K	7/21/2011	2.1
2.2	Form of Voting Agreement dated July 19, 2011, by and between Allos Therapeutics, Inc. and each of the directors and named executive officers of AMAG Pharmaceuticals, Inc.	8-K	7/21/2011	2.2
4.1	Amendment to Rights Agreement dated July 19, 2011, by and between Allos Therapeutics, Inc. and Mellon Investors Services LLC.	8-K	7/21/2011	4.1
10.1*	License, Development and Commercialization Agreement, dated May 10, 2011, by and between Mundipharma International Corporation Limited and Allos	10-Q	8/4/2011	10.1
10.2*	Supply Agreement dated May 10, 2011, by and between Mundipharma Medical Company and Allos	10-Q	8/4/2011	10.2
10.3*	Third Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated May 10, 2011 between Allos and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	10-Q	8/4/2011	10.3
31.1	Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a).				X
31.2	Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a).				X
32.1#	Section 1350 Certification.				X
101.INS†	XBRL Instance Document (furnished electronically herewith)
101.SCH†	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith)
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)

*

Indicates confidential treatment has been requested with respect to specific portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

#

The certifications attached as Exhibit 32.1 that accompany this Amendment No. 1 to the Quarterly Report on Form 10-Q/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Allos Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A, irrespective of any general incorporation language contained in such filing.

†

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.