Form 10-Q/A
period 2011-09-30
ALLOS THERAPEUTICS INC
filed 2012-03-26
CIK 1097264

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

This Amendment No. 1 to the quarterly report of Allos Therapeutics, Inc. on Form 10—Q/A (“Form 10—Q/A”) amends our quarterly report on Form 10—Q for the period ended September 30, 2011, which was originally filed on November 3, 2011 (“Original Form 10—Q”). This Form 10-Q/A is being filed for the purpose of amending certain disclosure and restating certain amounts in the Financial Statements in Part I, Item 1, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, Controls and Procedures in Part 1, Item 4, and Risk Factors in Part II, Item 1A, as well as to include currently dated certifications from our principal executive officer and principal financial officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. For the convenience of the reader, this Form 10-Q/A sets forth the Original Form 10-Q, as modified and superseded where necessary to reflect the amendments and restatement. The certifications of our principal executive officer and principal financial officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.

Certain unaudited quarterly financial information including license and other revenue, operating loss, loss before income taxes, net loss, net loss per share and deferred revenue have been restated from amounts previously reported in the Original Form 10-Q. The restatements were due to a change in our accounting treatment related to the Mundipharma Agreements described herein. For the nine months ended September 30, 2011 we overstated the amount of allocable arrangement consideration under the Mundipharma Agreements. Accordingly, the adjustment for the three months ended June 30, 2011 and the three months ended September 30, 2011 was to reduce license and other revenue and increase deferred revenue and other liabilities by $4.7 million and $0.1 million, respectively. The restatement is more fully described in Note 1 to the Notes to the Financial Statements.

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

This Form 10—Q/A does not reflect events occurring after the filing of the Original Form 10—Q other than the amendments and restatement related to the matter discussed above. Such events include, among other things, the events described in our Current Reports on Form 8—K and Quartely Reports on Form 10—Q filed after the date of the Original Form 10—Q. Concurrent with the filing of this Form 10—Q/A, we are filing our Form 10—K for the year ended December 31, 2011.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.
BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2011	2010
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$69,643	$48,164
Short-term investments	30,752	50,334
Restricted cash	238	238
Accounts receivable	15,606	12,076
Inventory	330	178
Prepaid expenses and other assets	3,179	2,180
Total current assets	119,748	113,170
Property and equipment, net	1,706	2,245
Long-term investments	—	67
Intangible asset, net	4,885	5,225
Other assets	—	49
Total assets	$126,339	$120,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,488	$4,931
Deferred revenue	4,272	—
Accrued liabilities	19,047	17,627
Total current liabilities	25,807	22,558
Long-term deferred revenue and other liabilities	21,883	—

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,500,000 shares designated from authorized preferred stock; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 105,679,986 and 105,493,546 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	106	105
Additional paid-in capital	558,276	548,722
Accumulated deficit	(479,733)	(450,629)
Total stockholders’ equity	78,649	98,198
Total liabilities and stockholders’ equity	$126,339	$120,756

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(restated)		(restated)
Revenue:
Net product sales	$13,215	$8,230	$35,051	$23,522
License and other revenue	840	—	24,294	—
Total revenue	14,055	8,230	59,345	23,522

Operating costs and expenses:
Cost of sales, excluding amortization expense	1,230	889	3,217	2,330
Cost of license and other revenue	437	—	11,008	—
Research and development	4,996	7,249	17,567	23,056
Selling, general and administrative	18,688	18,702	56,398	57,151
Amortization of intangible asset	113	113	340	340
Total operating costs and expenses	25,464	26,953	88,530	82,877
Operating loss	(11,409)	(18,723)	(29,185)	(59,355)
Interest and other income, net	14	(129)	74	2
Loss before income taxes	(11,395)	(18,852)	(29,111)	(59,353)
Income tax benefit	7	78	7	78
Net loss	$(11,388)	$(18,774)	$(29,104)	$(59,275)

Net loss per share: basic and diluted	$(0.11)	$(0.18)	$(0.28)	$(0.56)
Weighted average shares: basic and diluted	105,677,687	105,320,554	105,604,438	105,039,263

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
	(restated)
Cash Flows From Operating Activities:
Net loss	$(29,104)	$(59,275)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	614	668
Stock-based compensation expense	9,431	7,892
Amortization of intangible asset	340	340
Other	5	226
Changes in operating assets and liabilities:
Accounts receivable	(3,530)	(3,852)
Prepaid expenses and other assets	(950)	40
Interest receivable on investments	(24)	(60)
Inventory	(154)	(136)
Trade accounts payable	(2,443)	480
Accrued liabilties	1,419	761
Deferred revenue and other long-term liabilities	26,155	—
Net cash provided by (used in) operating activities	1,759	(52,916)
Cash Flows From Investing Activities:
Acquisition of property and equipment	(77)	(937)
Purchases of investments	(30,299)	(55,050)
Proceeds from maturities of investments	49,972	26,980
Net cash provided by (used in) investing activities	19,596	(29,007)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock associated with stock options and employee stock purchase plan	124	4,138
Proceeds from issuance of common stock, net of issuance costs	—	32
Net cash provided by financing activities	124	4,170
Net increase (decrease) in cash and cash equivalents	21,479	(77,753)
Cash and cash equivalents, beginning of period	48,164	141,185
Cash and cash equivalents, end of period	$69,643	$63,432
Supplemental Schedule of Cash and Non-cash Activities:
Deferred revenue in accounts receivable	$—	$918
Assets recorded for which payment has not yet occurred	—	142

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

Restatement

Certain unaudited quarterly financial information, including license and other revenue, operating loss, loss before income taxes, net loss, net loss per share and deferred revenue, has been restated for the three and nine month periods ended September 30, 2011 from the amounts previously reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2011. The restatement was related to the inclusion in the allocable arrangement consideration of the development cost differential contingent payment for the Mundipharma Collaboration Agreement and other items, as further described in Note 8 below. For the three months ended June 30, 2011 and the three months ended September 30, 2011, we overstated license and other revenue by $4.7 million and $0.1 million, respectively, as a result of our overstatement of the allocable arrangement consideration under the Mundipharma arrangement described herein.

The impact of the restatement on our statement of operations for the three and nine month periods ended September 30, 2011 is summarized below (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011		September 30, 2011
	As Originally Reported	As Restated	As Originally Reported	As Restated
License and other revenue	$980	$840	$29,107	$24,294
Net income (loss)	$(11,248)	$(11,388)	$(24,291)	$(29,104)
Net income (loss) per common share:
Basic and diluted	$(0.11)	$(0.11)	$(0.23)	$(0.28)

The impact of the restatement on our balance sheets as of September 30, 2011 is summarized below (dollars in thousands, except per share amounts):

	As of
	September 30, 2011
	As Originally Reported	As Restated
Deferred revenue	$6,084	$4,272
Long-term deferred revenue	$15,258	$—
Long-term deferred revenue and other liabilities	$—	$21,883

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

Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense.  As of September 30, 2011, the reduced-cost finished goods inventory has been substantially utilized.  Had this reduced-cost inventory been capitalized, the impact to our research and development expense and cost of sales, excluding amortization expense, would not have been material for the three or nine months ended September 30, 2011 and 2010.

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

As of September 30, 2011, the development cost differential of $112,000 was included in the allocable Mundipharma arrangement consideration, and our contingent payment obligation related to the development cost differential was approximately $14,888,000 and is recorded as an other long-term liability on the Balance Sheet. We record the joint development cost reimbursements received from Mundipharma as license and other revenue in the Statement of Operations; and we record the full amount of our joint development costs as research and development expense.

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

The supply of FOLOTYN for Mundipharma’s commercial requirements is contingent upon the receipt of regulatory approvals to commercialize FOLOTYN in the Mundipharma territories. Because our commercial supply obligation is contingent upon the receipt of future regulatory approvals, and there were no binding commitments or firm purchase orders pending for commercial supply at or near the execution of the agreement, our commercial supply obligation is deemed to be contingent and is not valued as a deliverable under the Mundipharma Agreements.  As of September 30, 2011, no clinical or commercial supply has been delivered under the Mundipharma Supply Agreement.   If Mundipharma orders the supplies from us, the pricing for this supply would equal our third-party manufacturing cost plus a pre-negotiated percentage, which we have determined is not at a significant incremental discount to market rates.

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

Because delivery of the Licenses occurred upon the execution of the Mundipharma Collaboration Agreement in May 2011 and there is no general right of return, all $22,676,000 of allocated arrangement consideration related to the Licenses was recognized as revenue during the nine months ended September 30, 2011.

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

As of September 30, 2011, no clinical supply has been delivered under the Mundipharma Supply Agreement, therefore, there was no revenue recognized during the three and nine months ended September 30, 2011 related to this deliverable.

Revenues recognized in the Statement of Operations related to the Mundipharma Agreements were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(restated)		(restated)
Licenses	$23	$—	$22,676	$—
Regulatory	468	—	1,083	—
Research and development	349	—	535	—
License and other revenue	$840	$—	$24,294	$—

License and other revenue for the three and nine months ended September 30, 2011 includes $292,000 and $448,000, respectively, related to the 40% joint development cost reimbursement under the Mundipharma Agreements.

As of September 30, 2011, accounts receivable related to the Mundipharma Agreements totaled $293,000. As of September 30, 2011, deferred amounts related to the Mundipharma Agreements consisted of:

	September 30,
	2011	2010
	(restated)
Current deferred revenue	$4,272	$—

Long-term deferred revenue	$6,995	$—
Development cost differential contingent payment	14,888	—
Long-term deferred revenue and other liabilities	$21,883	$—

Cost of license and other revenue in the Statement of Operations for the three months ended September 30, 2011 was $437,000 and consisted of costs incurred in connection with the regulatory services provided related to the European MAA.

Cost of license and other revenue in the Statement of Operations for the nine months ended September 30, 2011 was $11.0 million and and consisted of 20% of the $50.0 million upfront payment, or $10.0 million, which was paid to the licensors of FOLOTYN under the terms of the FOLOTYN license agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute.  In addition, $1.0 million of costs were incurred in connection with the regulatory services provided related to the European MAA.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

Certain unaudited quarterly financial information, including license and other revenue, operating loss, loss before income taxes, net loss, net loss per share and deferred revenue, has been restated for the three and nine month periods ended September 30, 2011 from the amounts previously reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2011. The restatement was related to the inclusion in the allocable arrangement consideration of the development cost differential contingent payment for the Mundipharma Collaboration Agreement and other items, as further described in Critical Accounting Policies — License and Other Revenue Recognition below. For the three months ended June 30, 2011 and the three months ended September 30, 2011, we overstated license and other revenue by $4.7 million and $0.1 million, respectively, as a result of our overstatement of the allocable arrangement consideration under the Mundipharma arrangement described herein.

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

Strategic Collaboration

In May 2011, we entered into a strategic collaboration agreement to co-develop FOLOTYN with Mundipharma, or the Mundipharma Collaboration Agreement.  Under the Mundipharma Collaboration Agreement, we retain full commercialization rights for FOLOTYN in the United States and Canada with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world, or the Mundipharma territories.  Under the Mundipharma Collaboration Agreement, we received an upfront payment of $50.0 million upon execution of the Mundipharma Collaboration Agreement and may receive potential regulatory milestone payments of up to $21.5 million and commercial progress- and sales-dependent milestone payments of up to $289.0 million.  Included in the $21.5 million of potential regulatory milestone payments is a $14.5 million milestone payment related to obtaining conditional approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL in the European Union.  In the event Mundipharma achieves the first reimbursable commercial sale of FOLOTYN in at least three major market countries in the European Union we would receive a milestone payment from Mundipharma of $10.0 million, which is included in the $289.0 million of commercial milestone payments discussed above.  Of the $50 million upfront payment, 20%, or $10 million, was paid by Allos to the licensors of FOLOTYN under the terms of our license agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute.  We are also entitled to receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories.  Allos and Mundipharma will jointly fund worldwide development costs, initially on a 60:40 basis, respectively; which will change to a 50:50 basis if certain pre-defined milestones are achieved, including approval to market FOLOTYN for relapsed or refractory PTCL in the European Union.  The parties’ development funding will support jointly agreed-upon clinical development activities, including, but not limited to, the planned Phase 3 registration studies of FOLOTYN in previously undiagnosed PTCL and in relapsed or refractory cutaneous T-cell lymphoma. Pursuant to a separate supply agreement with Mundipharma Medical Company, an affiliate of Mundipharma, we will supply FOLOTYN for Mundipharma’s clinical and commercial uses. We refer to the Mundipharma Collaboration Agreement and the Mundipharma Supply Agreement as the Mundipharma Agreements. During the three and nine months ended September 30, 2011, we recognized $0.8 million and $24.3 million, respectively, of license and other revenue under the Mundipharma Agreements.

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

Comparison of three and nine months ended September 30, 2011 and 2010

Revenue

Our revenues for the three and nine months ended September 30, 2011 and 2010 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
	(restated)		(restated)
Net product sales	$13.2	$8.2	$35.1	$23.5
License and other revenue	0.8	—	24.3	—
Total revenue	$14.0	$8.2	$59.4	$23.5

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

License and other revenue related to the Mundipharma Agreements for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
	(restated)		(restated)
Licenses	$—	$—	$22.7	$—
Regulatory	0.5	—	1.1	—
Research and development	0.3	—	0.5	—
License and other revenue	$0.8	$—	$24.3	$—

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

Because delivery of the Licenses occurred upon the execution of the Mundipharma Collaboration Agreement in May 2011 and there is no general right of return, all $22.7 million of allocated arrangement consideration related to the Licenses was recognized as revenue during the nine months ended September 30, 2011.

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

As of September 30, 2011, no clinical supply has been delivered under the Mundipharma Supply Agreement, therefore, there was no revenue recognized during the three and nine months ended Septmber 30, 2011 related to this deliverable.

The total amount of consideration allocable to the Mundipharma Agreements is limited to the amount that is fixed or determinable other than with respect to the impact of either of the following: (a) any refund rights or other concessions to which the customer may be entitled or (b) performance bonuses to which the vendor may be entitled. Since a portion of the arrangement consideration received by the Company is subject to a contingent payment obligation relating to the development cost differential as described below under Critical Accounting Policies — License and Other Revenue Recognition, we excluded the amount of this contingent payment obligation from the arrangement consideration. As amounts related to the contingent payment obligation become nonrefundable, these amounts are added to the arrangement consideration and reallocated to the deliverables in the period in which the amounts become nonrefundable.

As of September 30, 2011, deferred amounts related to the Mundipharma Agreements consisted of:

	September 30,
	2011	2010
	(in millions)
	(restated)
Current deferred revenue	$4.3	$—

Long-term deferred revenue	$7.0	$—
Development cost differential contingent payment	$14.9	—
Long-term deferred revenue and other liabilities	$21.9	$—

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

As of September 30, 2011, the development cost differential of $0.1 million was included in the allocable Mundipharma arrangement consideration, and our contingent payment obligation related to the development cost differential was approximately $14.9 million and is recorded as an other long-term liability on the Balance Sheet. We record the joint development cost reimbursements received from Mundipharma as license and other revenue in the Statement of Operations; and we record the full amount of our joint development costs as research and development expense.

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

The supply of FOLOTYN for Mundipharma’s commercial requirements is contingent upon the receipt of regulatory approvals to commercialize FOLOTYN in the Mundipharma territories. Because our commercial supply obligation is contingent upon the receipt of future regulatory approvals, and there were no binding commitments or firm purchase orders pending for commercial supply at or near the execution of the agreement, our commercial supply obligation is deemed to be contingent and is not valued as a deliverable under the Mundipharma Agreements.  As of September 30, 2011, no clinical or commercial supply has been delivered under the Mundipharma Supply Agreement.   If Mundipharma orders the supplies from us, the pricing for this supply would equal our third-party manufacturing cost plus a pre-negotiated percentage, which we have determined is not at a significant incremental discount to market rates.

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

Because delivery of the Licenses occurred upon the execution of the Mundipharma Collaboration Agreement in May 2011 and there is no general right of return, all $22.7 million of allocated arrangement consideration related to the Licenses was recognized as revenue during the nine months ended September 30, 2011.

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

As of September 30, 2011, no clinical supply has been delivered under the Mundipharma Supply Agreement, therefore, there was no revenue recognized during the three and nine months ended September 30, 2011 related to this deliverable.

Revenues recognized in the Statement of Operations related to the Mundipharma Agreements were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
	(restated)		(restated)
Licenses	$—	$—	$22.7	$—
Regulatory	0.5	—	1.1	—
Research and development	0.3	—	0.5	—
License and other revenue	$0.8	$—	$24.3	$—

License and other revenue for the three and nine months ended September 30, 2011 includes $0.3 million and $0.4 million, respectively, related to the 40% joint development cost reimbursement under the Mundipharma Agreements.

As of September 30, 2011, accounts receivable related to the Mundipharma Agreements totaled $0.3 million.  As of September 30, 2011, deferred amounts related to the Mundipharma Agreements consisted of:

	September 30,
	2011	2010
	(in millions)
	(restated)
Current deferred revenue	$4.3	$—

Long-term deferred revenue	$7.0	$—
Development cost differential contingent payment	$14.9	—
Long-term deferred revenue and other liabilities	$21.9	$—

Cost of license and other revenue in the Statement of Operations for the three months ended September 30, 2011 was $0.4 million and consisted of costs incurred in connection with the regulatory services provided related to the European MAA.

Cost of license and other revenue in the Statement of Operations for the nine months ended September 30, 2011 was $11.0 million and and consisted of 20% of the $50.0 million upfront payment, or $10.0 million, which was paid to the licensors of FOLOTYN under the terms of the FOLOTYN license agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute.  In addition, $1.0 million of costs were incurred in connection with the regulatory services provided related to the European MAA.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As a result of the restatement described in Note 1 to Notes to the financial statements included in this report, a re-evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Based on that re-evaluation, our management, including our principal executive officer and principal financial officer,  concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness

Subsequent to the identification of the material weakness related to the evaluation of, and accounting for, complex multiple element revenue arrangements, the Company is re-evaluating its accounting and financial reporting controls for complex multiple element revenue arrangements, including the application of the provisions of Accounting Standard Codification Topic 605-25 “Revenue Recognition — Multiple-Element Arrangements” to any future agreements that include complex multiple elements.

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

We have a history of net losses and an accumulated deficit, and we may never generate sufficient revenue to achieve or maintain profitability in the future. *

We have incurred significant net losses and negative cash flows from operations.  To date, we have financed our operations primarily through the public and private sale of securities and net product sales.  For the nine months ended September 30, 2011, we had a net loss of $29.1 million.  As of September 30, 2011, we had accumulated a deficit of $479.7 million.  We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses.

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