Form 10-K
period 2011-12-31
ALLOS THERAPEUTICS INC
filed 2012-03-26
CIK 1097264

Use these links to rapidly review the document

Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2011.
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

          The aggregate market value of common stock held by nonaffiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Market on June 30, 2011) was $169,035,161. Shares of the registrant's common stock held by each current executive officer and director and by each stockholder who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 10% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedules 13D and 13G, if any, filed with the Commission. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of March 19, 2012, there were 106,958,412 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein.

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

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements regarding the status and prospects of our commercialization of FOLOTYN for patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL; our Marketing Authorisation Application, or MAA, for FOLOTYN in Europe; our projected financial results for 2012; our future product development and regulatory strategies, including our intent to develop or seek regulatory approval for FOLOTYN for additional indications; the status of reimbursement from third party payers; our strategic collaboration with Mundipharma International Corporation Limited, or Mundipharma, including the parties' intent to co-develop FOLOTYN in additional indications and Mundipharma's potential commercialization of FOLOTYN outside the United States and Canada; the ability of our third-party manufacturers to support our requirements for drug supply; our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements that are not statements of historical fact. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our, or our industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed under the captions "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements not specifically described above also may be found in these and other sections of this report. All forward-looking statements included in this report are based on information available to us as of the date hereof and we undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our website.

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

        We are currently focused on the development and commercialization of FOLOTYN® (pralatrexate injection). FOLOTYN is a folate analogue metabolic inhibitor designed to accumulate preferentially in cancer cells. FOLOTYN targets the inhibition of dihydrofolate reductase, or DHFR, an enzyme critical in the folate pathway, thereby interfering with DNA and RNA synthesis and triggering cancer cell death. FOLOTYN can be delivered as a single agent, for which we currently have approval for the treatment of patients with relapsed or refractory PTCL, and has the potential to be used in combination therapy regimens. We believe that FOLOTYN's unique mechanism of action offers us the ability to target the drug for development in a variety of hematological malignancies and solid tumor indications. We may also seek to expand our product portfolio through product acquisition and in-licensing efforts.

        On September 24, 2009, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of FOLOTYN for use as a single agent for the treatment of patients with relapsed or refractory PTCL. This approval was based on overall response rate from our pivotal Phase 2 trial known as PROPEL (Pralatrexate in patients with Relapsed Or refractory PEripheral T-cell Lymphoma). Clinical benefit such as improvement in progression-free survival or overall survival has not been demonstrated. FOLOTYN represents our first drug approved for marketing in the United States. In connection with the accelerated approval, we are required to conduct post-approval studies that are intended to confirm FOLOTYN's clinical benefit in patients with T-cell lymphoma and to determine whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment.

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

        In May 2011, we entered into a strategic collaboration agreement with Mundipharma, or the Mundipharma Collaboration Agreement, pursuant to which we agreed to collaborate in the development of FOLOTYN according to a mutually agreed-upon development plan, as updated by the parties from time to time. Under the Mundipharma Collaboration Agreement, we retain full commercialization rights for FOLOTYN in the United States and Canada with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world, or the Mundipharma territories. We received an upfront payment of $50.0 million upon execution of the Mundipharma Collaboration Agreement and may receive potential regulatory milestone payments of up to $21.5 million and commercial progress- and sales-dependent milestone payments of up to $289.0 million. Of the $310.5 million in total potential milestone payments, we have determined that any regulatory milestone payments that may become due upon approval of FOLOTYN by regulatory agencies other than in the European Union, and all commercial milestone payments, are contingent consideration and will be accounted for as revenue in the period in which the respective revenue recognition criteria are met. Included in the $21.5 million of potential regulatory milestone payments is a $14.5 million milestone payment related to obtaining conditional approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL in the European Union, which is deemed to be a substantive milestone given the ongoing regulatory services we are providing related to the underlying MAA and will be accounted for as revenue in the period in which the milestone is achieved. The remaining $296.0 million in total potential milestone payments are not deemed to be substantive for accounting purposes and will be recognized when the appropriate revenue recognition criteria have been met. In the event Mundipharma achieves the first reimbursable commercial sale of FOLOTYN in at least three major market countries in the European Union we would receive a milestone payment from Mundipharma of $10.0 million, which is included in the $289.0 million of commercial milestone payments discussed above. We are also entitled to receive tiered double-digit royalties based on net sales of FOLOTYN within the Mundipharma territories. Allos and Mundipharma will jointly fund worldwide development costs, initially on a 60:40 basis, respectively; which will change to a 50:50 basis if certain pre-defined milestones are achieved, as further discussed in "Critical Accounting Policies" in Item 7 below, including approval to market FOLOTYN for relapsed or refractory PTCL in the European Union. The parties' joint development funding supports mutually agreed-upon clinical development activities including, but not limited to, the ongoing and planned Phase 3 registration studies of FOLOTYN in patients with previously undiagnosed PTCL and in patients with relapsed or refractory cutaneous T-cell lymphoma, or CTCL. In connection with the Mundipharma Collaboration Agreement, we entered into a separate supply agreement with Mundipharma Medical Company, an affiliate of Mundipharma, pursuant to which we have agreed to supply FOLOTYN for use in clinical trials for which Mundipharma bears operational responsibility under the parties' joint development plan and to support Mundipharma's commercial requirements. We refer to this as the Mundipharma Supply Agreement, and we refer to the Mundipharma Supply Agreement and the Mundipharma Collaboration Agreement together as the Mundipharma Agreements.

        Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with one or more potential strategic partners. The key elements of our strategy are to:

  •
  Increase sales of FOLOTYN in the United States.  We commenced the U.S. commercial launch of FOLOTYN in January 2010 and reported net product sales of $50.5 million and $35.2 million for the years ended December 31, 2011 and 2010, respectively. Our commercial organization is currently focused on improving brand and disease state awareness among physicians, increasing account penetration and market share, and optimizing the duration of treatment with FOLOTYN. Our goal is to position FOLOTYN as the standard of care for patients with second-line PTCL.

  •
  Obtain regulatory approval to market FOLOTYN in foreign jurisdictions.  We and Mundipharma are currently seeking regulatory approval to market FOLOTYN in Europe and other countries for the treatment of patients with relapsed or refractory PTCL. In December 2010, our MAA was accepted for review by the European Medicines Agency, or EMA. In January 2012, the EMA Committee for Medicinal Products for Human Use, or CHMP, issued an opinion recommending against conditional approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL. We have submitted a request for re-examination of the CHMP opinion, and we expect a final opinion on the re-examination to be issued by the CHMP in the second quarter of 2012. Mundipharma has also submitted applications seeking regulatory approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL in Australia, South Korea and Switzerland and may submit additional applications in Japan and other countries.

  •
  Advance our FOLOTYN development program in hematologic malignancies and pursue new indications. We are currently prioritizing our resources on the development and commercialization of FOLOTYN in hematologic malignancies. FOLOTYN can be delivered as a single agent, for which we currently have FDA approval for the treatment of patients with relapsed or refractory PTCL, and has the potential to be used in combination therapy regimens. We plan to complete our ongoing and planned clinical trials, including the Phase 3 studies described below that, if positive, may result in additional indications for FOLOTYN.

  •
  Expand our product portfolio.  We may also pursue opportunities from time to time to expand our product portfolio by acquiring or in-licensing product candidates or products that are strategically aligned with FOLOTYN and leverage our existing infrastructure. Our intent is to build a portfolio of proprietary product candidates that have the potential to improve the standard of care in cancer therapy and provide commercial, regulatory or geographic exclusivity.

FOLOTYN (pralatrexate injection)

        FOLOTYN is a folate analogue metabolic inhibitor designed to accumulate preferentially in cancer cells. Based on preclinical studies, we believe that FOLOTYN selectively enters cells expressing RFC-1, a protein that is frequently over expressed on cancer cells compared to normal cells. Once inside cancer cells, FOLOTYN is efficiently polyglutamylated, which makes it less susceptible to efflux-based drug resistance and leads to high intracellular drug retention compared to other antifolates. Inside the cell, FOLOTYN targets the inhibition of DHFR, an enzyme critical in the folate pathway, thereby interfering with DNA and RNA synthesis and triggering cancer cell death.

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

FOLOTYN for the Treatment of Patients with Relapsed or Refractory PTCL

United States

        On September 24, 2009, the FDA granted accelerated approval of FOLOTYN for use as a single agent for the treatment of patients with relapsed or refractory PTCL. FOLOTYN was the first drug approved by the FDA for this indication. We began making FOLOTYN available for commercial sale in the United States on October 5, 2009 and commenced our commercial launch of FOLOTYN in January 2010.

        T-cell lymphomas comprise a biologically diverse group of blood cancers that account for approximately 10% to 15% of all cases of non-Hodgkin lymphoma, or NHL, in the United States. The American Cancer Society estimates that approximately 70,130 new cases of NHL are expected to be diagnosed in the U.S. in 2012. We estimate the current annual incidence of PTCL to be approximately 5,900 patients in the United States. There are currently no pharmaceutical agents approved for use in the treatment of first-line PTCL and, prior to the September 2009 approval of FOLOTYN, there were no pharmaceutical agents approved for use in the treatment of patients with relapsed or refractory PTCL. The outcome of patients with PTCL is poor and the majority of patients ultimately have relapsed or refractory disease to a variety of agents, including multi-agent chemotherapy with CHOP (cyclophosphamide, doxorubicin, vincristine and prednisone) or CHOP-like regimens. The five-year overall survival rate in these patients is approximately 25% to 40%, depending on sub-type.

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

        In October 2009, the National Comprehensive Cancer Network, or NCCN, updated its Clinical Practice Guidelines in Oncology™ for Non-Hodgkin Lymphomas to include FOLOTYN as a suggested treatment regimen for all patients with second-line PTCL. NCCN is recognized by the Centers for Medicare and Medicaid Services and private payers as a mandated reference for oncology coverage policies. Managed care, medical directors, pharmacy benefit directors and other healthcare professionals also reference the NCCN guidelines when making treatment and reimbursement decisions.

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

        The FDA has awarded orphan drug designation to pralatrexate, which we market as FOLOTYN, for the treatment of patients with T-cell lymphoma, which includes patients with PTCL and CTCL. Orphan drug designation is granted by the FDA to drugs intended to treat a rare disease or condition, which for this program is defined as having a prevalence of less than 200,000 individuals in the United States. Under the U.S. Orphan Drug Act, the first company to receive FDA approval for an orphan drug for a designated indication obtains seven years of marketing exclusivity during which the FDA may not approve another company's application for the same orphan drug for the same orphan indication. Because the FDA approved FOLOTYN for the treatment of patients with relapsed or refractory PTCL, a subset of T-cell lymphoma, we expect to receive seven years of marketing exclusivity for that indication. However, if a competitive product that is the same as FOLOTYN, as defined under the applicable regulations, is shown to be clinically superior to our product in the treatment of patients with relapsed or refractory PTCL, or if a competitive product is different from FOLOTYN, as defined under the applicable regulations, the orphan drug exclusivity we have obtained may not block the approval of such competitive product.

Europe and Other Countries

        Under the Mundipharma Collaboration Agreement, Mundipharma has exclusive rights to commercialize FOLOTYN in all countries throughout the world other than in the United States and Canada. We and Mundipharma are currently seeking regulatory approval to market FOLOTYN in Europe and other countries for the treatment of patients with relapsed or refractory PTCL. In December 2010, our MAA was accepted for review by the EMA. The MAA is based on clinical data from our PROPEL trial. In January 2012, the EMA CHMP issued an opinion recommending against conditional approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL. We have submitted a request to the EMA for re-examination of the CHMP opinion, and we expect a final opinion on the re-examination to be issued by the CHMP in the second quarter of 2012. In the event we obtain conditional approval of FOLOTYN in the European Union, we would receive a milestone payment from Mundipharma of $14.5 million. Additionally, if Mundipharma achieves first reimbursable commercial sale of FOLOTYN in at least three major market countries in the European Union, we would receive a milestone payment from Mundipharma of $10.0 million.

        Mundipharma has also submitted applications seeking regulatory approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL in Australia, South Korea and Switzerland and may submit additional applications in Japan and other countries.

        There is a high unmet medical need with no approved agents in either Europe or Japan for the treatment of patients with relapsed or refractory PTCL. We estimate the annual incidence of PTCL in the top five European markets (Germany, France, Italy, Spain and the United Kingdom) to be approximately 6,000 to 7,000 patients, with an estimated prevalence of 4,500 to 6,000 second-line PTCL patients. Likewise, based on our internal research, we estimate the incidence of PTCL in Japan to be approximately 3,700 to 4,100 patients, with an estimated prevalence of 2,800 to 3,500 second-line PTCL patients.

        We currently provide healthcare professionals outside of the United States with access to FOLOTYN through a named patient program, which is a mechanism through which physicians can prescribe investigational drugs under individual country-specific guidelines for patients prior to marketing approval.

        The European Committee for Orphan Medicinal Products has granted orphan medicinal product designation to FOLOTYN for the treatment of nodal, other extranodal, and leukaemic/disseminated PTCL. The European orphan medicinal product designation is intended to promote the development of drugs that may provide significant benefit to patients suffering from rare diseases identified as life-threatening or very serious. Under European legislation, orphan medicinal product designation provides ten years of potential market exclusivity once the product is approved for marketing for the designated indication in the European Union.

FOLOTYN Clinical Development Program

Development Program

        The following table summarizes the target indications and clinical development status of the FOLOTYN development program:

	Phase	Status

Peripheral T-cell Lymphoma

1st Line: CHOP Sequential Study*	3	Enrollment ongoing

Cutaneous T-cell Lymphoma

2nd Line+: Bexarotene Combination*	1/3	Enrollment ongoing in Phase 1 study; interim data reported January 2012

*
These studies are required by the FDA as a condition of the accelerated approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL and must verify the clinical benefit of FOLOTYN. Additionally, these studies are jointly funded under the Mundipharma Agreements discussed above.

        We also continue to support investigators who are evaluating FOLOTYN in multiple myeloma and solid tumor indications through our ongoing collaboration with the NCCN Oncology Research Program.

FOLOTYN Post-approval Clinical Studies

        FOLOTYN was approved for the treatment of patients with relapsed or refractory PTCL in the United States under the FDA's accelerated approval program, which allows the FDA to approve products for cancer or other life-threatening diseases based on initial positive clinical data. As a condition of approval, we are required to conduct the following post-approval studies that are intended to verify and describe FOLOTYN's clinical benefit in patients with T-cell lymphomas and assess whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment:

  •
  A Phase 3, international, multi-center, randomized clinical study of sequential FOLOTYN versus observation in patients with newly diagnosed aggressive PTCL who have responded following initial treatment with chemotherapy based on CHOP. Patients responding (either a complete response or a partial response) after CHOP-based treatment will be randomized 2:1 to FOLOTYN versus observation. In the first quarter of 2011, we reached agreement with the FDA under its Special Protocol Assessment, or SPA, process on the design of this trial. The SPA process provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA. The SPA agreement is not a guarantee of approval, and we cannot assure you that the design of, or data collected from, this trial will be adequate to demonstrate the safety and efficacy of FOLOTYN in this patient population, or otherwise be sufficient to support FDA or any foreign regulatory approval. We initiated this study in August 2011 and patient enrollment is ongoing. We plan to enroll 549 patients in this study. We have agreed to submit the results of this study to the FDA by June 30, 2017.

  •
  A Phase 3, international, multi-center, randomized clinical study comparing FOLOTYN in combination with systemic bexarotene versus systemic bexarotene alone in patients with CTCL who are refractory to at least one prior systemic therapy. Prior to initiation of the Phase 3 study, we are conducting a Phase 1 study to determine the maximum tolerated dose, or MTD of the combination. We have determined the MTD to be 15 mg/m2 of weekly FOLOTYN and 150 mg/m2 of daily bexarotene, and we are expanding the MTD cohort to evaluate FOLOTYN and bexarotene in a total of 30 patients. We initiated the Phase 1 study in 2010. We expect to complete the Phase 1 study in 2012. The final design of the Phase 3 study, including number of patients, clinical endpoints and other study details, remains subject to review by the FDA. We have agreed to submit the results of the Phase 3 study to the FDA by September 30, 2015.

  •
  A Phase 1 clinical study to evaluate the pharmacokinetics of FOLOTYN in relapsed or refractory advanced solid tumor or advanced lymphoma patients (B-cell, T-cell and Hodgkin lymphoma) with mild to severe renal impairment. The trial will have four cohorts of six patients. Cohorts will be based on the severity of renal impairment: severely impaired, moderately impaired, mildly impaired and normal. We initiated this study in 2011. We have agreed to submit the results of this study to the FDA by January 31, 2013.

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

Cutaneous T-Cell Lymphoma

        CTCL is comprised of a number of indolent non-Hodgkin T-cell lymphomas, including mycosis fungoides and Sézary syndrome. In its early stages, CTCL primarily affects the skin, causing patches, plaques, and tumors, as well as redness and itching; however, as it progresses, CTCL can spread to the blood, lymph nodes and internal organs. For some patients, their disease will progress despite treatment with topical and skin directed therapies and will require systemic treatments, including chemotherapies. Even when CTCL is found in an early stage, it can be difficult to treat and usually returns after initial treatment. The incidence of CTCL is increasing in the United States with approximately 3,000 new cases being diagnosed annually. Mycosis fungoides is the most common type of CTCL, with a prevalence of approximately 16,000 to 20,000 patients in the United States.

        In August 2007, we initiated patient enrollment in a Phase 1, open-label, multi-center study of FOLOTYN with vitamin B12 and folic acid supplementation in patients with relapsed or refractory CTCL. In this study, patients with either relapsed or refractory CTCL received FOLOTYN as part of a weekly schedule for two or three weeks followed by one week of rest. In the Phase 1 dose de-escalation portion, patients received a starting dose of FOLOTYN at 30 mg/m2, with dose reduction in subsequent cohorts to identify an optimal dose for patients with CTCL based on tolerability and efficacy. The dosing regimen of 15 mg/m2 weekly for three weeks out of a four-week cycle was determined to be the optimal starting dose and schedule that provided activity with tolerability.

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

        In the 29 patients treated at the optimal dose and schedule, Grade 3-4 treatment-related adverse events observed were mucositis (17%), thrombocytopenia (3%) and fatigue (3%); and the most common Grade 1-2 treatment-related adverse events observed were fatigue (34%), mucositis (31%), nausea (31%), epistaxis/nose bleeds (24%), edema (14%) and vomiting (14%). There was no neutropenia reported in patients at the optimal dose or higher.

        As part of our post-approval clinical studies discussed above, we plan to initiate a Phase 3, international, randomized, multi-center clinical study comparing FOLOTYN in combination with systemic bexarotene versus systemic bexarotene alone in patients with CTCL who are refractory to at least one prior systemic therapy. The final design of the Phase 3 study, including number of patients, clinical endpoints and other study details, remains subject to review by the FDA. We have agreed to submit the results of the Phase 3 study to the FDA by September 30, 2015. Prior to initiation of the Phase 3 study, we are conducting a Phase 1 study to determine the maximum tolerated dose of the combination. We determined the MTD to be 15 mg/m2 of weekly FOLOTYN and 150 mg/m2 of daily bexarotene. The cohort that we determined to be the optimal dose/schedule is currently enrolling patients and we expect to evaluate FOLOTYN and bexarotene in a total of 30 patients at the MTD. In January 2012, interim results of this study were reported at the Fourth Annual T-cell Lymphoma Forum. Of the 14 patients treated to date, response data were available for 10 patients and 4 patients had not yet reached their first response assessment. Overall, 6 out of 10 patients achieved a response, including one complete response and 5 partial responses. At the MTD, 4 of 7 patients achieved a response, including one complete response and 3 partial responses. The most common adverse events among the 4 patients with adverse event data available were dizziness, dyspnea, myalgia, mucosal inflammation, and pyrexia (n=2 each). The Phase 1 study was initiated in 2010. We expect to complete the Phase 1 study in 2012.

        The European Committee for Orphan Medicinal Products has granted orphan medicinal product designation for pralatrexate for the treatment of CTCL.

NCCN Program

        In addition to our ongoing company-sponsored clinical studies, investigators are evaluating FOLOTYN in a variety of solid tumor indications and multiple myeloma through our collaboration with the NCCN Oncology Research Program. We have agreed to provide the NCCN with a research grant of approximately $2.3 million for the study of FOLOTYN as a single agent and in combination therapy regimens, of which approximately $860,000 has been paid. The current investigator-sponsored studies include a:

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

  •
  Phase 1 study of Bortezomib in combination with FOLOTYN in relapsed or refractory multiple myeloma,

  •
  Phase 1 study of sequential FOLOTYN followed by a 48-hour infusion of 5-Fluorouracil given every other week in adult patients with solid tumors,

  •
  Phase 2 study of FOLOTYN with vitamin B12 and folic acid supplementation for previously treated recurrent or metastatic head and neck squamous cell cancer,

  •
  Phase 2 study of FOLOTYN in combination with Oxaliplatin in advanced esophago-gastric cancer, and

  •
  Phase 2 study of FOLOTYN and Docetaxel in patients with advanced esophageal and gastroesophageal carcinoma who have failed prior platinum-based therapy.

        There can be no assurances that we will pursue the future development of FOLOTYN for one or more of these indications or that such development efforts will be ultimately successful.

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

Sales and Marketing

        We have established a commercial organization, including sales, marketing, supply chain management and reimbursement capabilities, to commercialize FOLOTYN in the United States. We believe the U. S. market for relapsed or refractory PTCL is addressable with a targeted sales and marketing organization, and we intend to continue promoting FOLOTYN ourselves in the United States for this and any additional indications we may obtain in the future. Under the Mundipharma Collaboration Agreement, Mundipharma has exclusive rights to commercialize FOLOTYN in all countries throughout the world other than in the United States and Canada.

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

FOLOTYN License Agreement

        In December 2002, we entered into a license agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute, as amended, or the FOLOTYN License Agreement, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. The portfolio currently consists of four issued patents in the United States, two granted patents in Europe, a single granted patent in each of Australia, Canada, Mexico, Indonesia, Singapore and South Africa, two granted patents in New Zealand, and pending patent applications in the United States, Canada, Europe, Japan, China, Brazil, South Korea, Mexico, Norway, and the Philippines and in the International Bureau of the World Intellectual Property Organization, or WIPO. The licensed patents and applications, which are predicted to expire at various times between July 2017 and August 2031, contain claims covering FOLOTYN substantially free of 10-deazaaminopterin, methods to treat tumors with FOLOTYN substantially free of 10-deazaaminopterin, treatment of breast, lung, and prostate cancer and leukemia with a combination of FOLOTYN and a taxane, treatment of T-cell lymphoma with FOLOTYN, treatment of lymphoma with a combination of FOLOTYN and gemcitabine, methods of assessing sensitivity of a tumor to FOLOTYN, optically pure diastereomers of FOLOTYN and methods of using the same, methods for treating methotrexate-resistant disorders with FOLOTYN, methods for extending progression-free survival using FOLOTYN, and other methods and compositions.

        Under the terms of the FOLOTYN License Agreement, we paid the licensors an up-front license fee of $2.0 million upon execution of the agreement and have made aggregate milestone payments of $2.5 million based on the passage of time. Additionally, in May and September 2009, we made milestone payments of $1.5 million based on the FDA accepting our New Drug Application for review and $5.8 million based on the FDA approval to market FOLOTYN, respectively. The up-front license fee and all milestone payments under the FOLOTYN License Agreement prior to FDA approval to market FOLOTYN were recorded to research and development expense as incurred. The $5.8 million milestone payment based on the FDA approval was capitalized as an intangible asset and is being amortized over the expected useful life of the composition of matter patent for FOLOTYN, which we expect to last until July 16, 2022. The only remaining potential milestone payment under the FOLOTYN License Agreement is for $3.5 million upon regulatory approval to market FOLOTYN in

Europe, which, if made would be capitalized and amortized over the expected useful life of the licensed patents.

        Under the terms of the FOLOTYN License Agreement, we also owe the licensors sublicense fees equal to 20% of any milestone payments received from Mundipharma. During the year ended December 31, 2011, we paid $10.0 million of sublicense fees to the licensors. In the event we obtain conditional approval of FOLOTYN in Europe, we would receive a potential milestone from Mundipharma of $14.5 million under the Mundipharma Collaboration Agreement, of which $5.7 million would be payable by us to the licensors under the terms of the FOLOTYN License Agreement. The $5.7 million is comprised of the $3.5 million milestone payment discussed above and $2.2 million of sublicense fees (or 20% of $14.5 million less $3.5 million). Upon the first reimbursable commercial sale of FOLOTYN in at least three major market countries in the European Union, we would receive a milestone payment from Mundipharma of $10.0 million, of which $2.0 million would be payable by us to the licensors.

        Under the terms of the FOLOTYN License Agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we pay the licensors royalties based on worldwide graduated annual levels of net sales of FOLOTYN, net of actual rebates, chargebacks and returns, or distributor sales, which may be different than our net product revenue recognized in accordance with U.S. generally accepted accounting principles, or GAAP, or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur. For purposes of the FOLOTYN License Agreement, annual worldwide sales consists of our distributor sales and annual net sales of FOLOTYN in the Mundipharma territories, as reported to us under the Mundipharma Collaboration Agreement, if and when such sales occur in the Mundipharma territories. Royalties are 8% of annual worldwide sales up to $150.0 million; 9% of annual worldwide sales of $150.0 million through $300.0 million; and 11% of annual worldwide sales in excess of $300.0 million. In 2011, 2010 and 2009, our royalties were 8% of our net distributor sales.

Customers

        We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, who then resell FOLOTYN to patients' respective health care providers. We had $50.5 million, $35.2 million and $3.6 million of net product sales for the years ended December 31, 2011, 2010 and 2009, respectively. Three distributors affiliated with AmerisourceBergen Corporation accounted for approximately 99%, 99% and 100% of our net product sales for the years ended December 31, 2011, 2010 and 2009, respectively. We anticipate that affiliates of AmerisourceBergen Corporation will continue to account for substantially all of our net product sales in 2012. We had approximately 1% of net product sales outside of the United States during the years ended December 31, 2011 and 2010 primarily related to our named patient program for FOLOTYN and no net product sales outside the United States during the year ended December 31, 2009.

Competition

        In September 2009, FOLOTYN became the first agent approved by the FDA for the treatment of patients with relapsed or refractory PTCL. In June 2011, the FDA granted accelerated approval for romidepsin, marketed by Celgene, Inc., for the treatment of patients with PTCL who have received at least one prior therapy. This was the second indication approved for romidepsin, which was initially approved by the FDA in November 2009 for the treatment of patients with CTCL who have received at least one prior systemic therapy. The FDA also granted accelerated approval of brentuximab vedotin, marketed by Seattle Genetics, Inc., in August 2011 for two indications, one of which was for the treatment of patients with systemic anaplastic large cell lymphoma, or ALCL, after failure of at least one prior multi-agent chemotherapy regimen. ALCL is one of the subtypes of PTCL included in the labels of both FOLOTYN and romidepsin. In addition, we are aware of multiple investigational agents that are currently being studied in clinical trials for PTCL, including belinostat and alisertib, which, if approved, may compete with FOLOTYN in the United States. In addition, there are many existing approaches used in the treatment of relapsed or refractory PTCL, including combination chemotherapy and single agent regimens, which represent competition for FOLOTYN.

        Many companies of all sizes, including a number of large pharmaceutical companies and several biotechnology companies, are developing product candidates that have disease targets similar to those we are pursuing. Some of these competitive product candidates are in clinical trials and others are approved. There are products and technologies currently on the market that compete directly with FOLOTYN. Universities, governmental agencies and other public and private research organizations also conduct research and may market commercial products on their own or through joint ventures. These companies and institutions also compete with us in recruiting qualified scientific, sales and marketing and management personnel. Many of these entities may have:

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

        Pharmaceutical product development in the U.S. typically involves preclinical laboratory and animal tests, the submission to the FDA of a notice of claimed investigational exemption or an investigational new drug application or IND, which must become effective before clinical testing in humans may commence. Adequate and well-controlled clinical trials must be conducted to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

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

        The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB must conduct continuing review of the clinical study at appropriate intervals, not less than once per year. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements, or may impose other conditions.

        Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. In the case of product candidates for severe or life-threatening diseases such as cancer, the initial human testing is often conducted in patients rather than in healthy volunteers. Since these patients already have the target disease, these studies may provide initial evidence of efficacy traditionally obtained in Phase 2 trials and thus these trials are frequently referred to as Phase 1b trials. Additionally, when product candidates can do damage to normal cells, it is not ethical to administer such drugs to healthy patients in a Phase 1 trial. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication or indications, dosage tolerance and optimum dosage, and identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are typically undertaken to obtain additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include, among other things, the results of all preclinical, clinical and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls.

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

        A complete response letter outlines the deficiencies in an NDA submission and may require substantial additional testing, including clinical studies, or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed in a resubmission of the NDA, FDA will re-initiate review. If it is satisfied that the deficiencies have been addressed, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. It is not unusual for the FDA to issue a complete response letter because it believes that the drug is not safe enough or effective enough or because it does not believe that the data submitted are reliable or conclusive.

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

  Other Regulatory Requirements

        Once an NDA is approved, a product is subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for advertising and promotion, including direct-to-consumer advertising, industry-sponsored scientific and educational activities and promotional activities involving the internet.

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

        Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, risk evaluation and mitigation strategies, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control as well as drug manufacture, packaging, and labeling procedures must continue to conform to current good manufacturing practices, or cGMPs, after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies, and are subject to periodic inspections, which may be unannounced, by the FDA during which the agency inspects manufacturing facilities to access compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

        Orphan drug designation does not shorten the regulatory review and approval process for an orphan drug, nor does it give that drug any advantage in the regulatory review and approval process. However, if an orphan drug later receives the first approval for the indication for which it has orphan drug designation, the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years in the U.S. This seven-year orphan drug exclusivity may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. The FDA has granted orphan drug designation to FOLOTYN for the treatment of patients with T-cell lymphoma, follicular lymphoma, diffuse large B-cell lymphoma and advanced or metastatic transitional cell carcinoma, or TCC, of the urinary bladder. Upon FDA approval of FOLOTYN for the treatment of relapsed or refractory PTCL, FOLOTYN received seven years of orphan drug exclusivity for this indication until September 24, 2016.

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

  The Hatch-Waxman Act

        In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant's product or FDA approved method of using this product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA's Certain Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. ANDA applicants are not required to conduct or submit results of pre-clinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as "generic equivalents" to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

  Foreign Regulation and Product Approval

        Under the Mundipharma Collaboration Agreement, Mundipharma is responsible for leading all regulatory activities in all countries in the Mundipharma territories other than the European Union. We are responsible for leading all regulatory activities in the Europe Union, including with respect to the pending MAA seeking approval to market FOLOTYN for the treatment of patients with relapsed or refractory PTCL, until such time as is specified in the agreement. Thereafter, Mundipharma will be responsible for leading all regulatory activities throughout the Mundipharma territories, including the European Union.

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

Employees

        As of March 19, 2012, we had a total of 111 full-time employees. No employee is represented by a labor union.

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

        We have incurred significant net losses and negative cash flows from operations. To date, we have financed our operations primarily through the public and private sale of securities and net product sales. For the years ended December 31, 2011, 2010 and 2009, we had net losses of $30.5 million, $77.4 million, and $73.6 million, respectively. As of December 31, 2011, we had an accumulated deficit of $481.2 million. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses.

        On September 24, 2009, we obtained accelerated approval from the FDA for FOLOTYN for use as a single agent for the treatment of patients with relapsed or refractory PTCL. Our ability to achieve profitability is dependent on our ability, alone or with partners, to significantly increase sales of FOLOTYN for the treatment of patients with relapsed or refractory PTCL. We are also developing FOLOTYN for use as a single agent and in combination therapy regimens in other hematologic malignancies, which may or may not lead to obtaining the necessary regulatory approvals to market FOLOTYN for additional indications. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials and seeking additional regulatory approvals for FOLOTYN, and commercializing FOLOTYN for the treatment of patients with relapsed or refractory PTCL. As a result, we may never generate sufficient revenue from product sales to become profitable or generate positive cash flows.

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

  •
  we may not be able to successfully complete clinical trials;

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

  •
  the introduction of competitive products;

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

        Our operating results to date have fluctuated from quarter to quarter and year to year. We believe that our quarterly and annual results of operations may continue to fluctuate and will be difficult to predict due to a variety of factors, including:

  •
  the timing and amount of revenue generated from sales of FOLOTYN. For example, we recorded an increase in net product sales of approximately $3.2 million, or $0.03 per share of common stock, in the fourth quarter of 2011 relating to an infrequently occurring increase in our distributors' year-end 2011 inventory levels as compared to average inventory levels for 2011. The inventory levels of our distributors are not within our control and our distributors may increase or reduce their inventory levels on a quarterly basis which could cause our net product sales and operating results to fluctuate significantly;

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

  •
  the introduction of competitive products;

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

  •
  we may have obligations to our strategic partners that we prioritize over internal company matters/goals in order to maintain good relationships with our strategic partners and to avoid liabilities that may be associated with breach of such obligations;

  •
  we may be required to undertake the expenditure of substantial operational, financial and management resources in integrating new businesses, technologies and products;

  •
  we may be required to issue equity securities that would dilute our existing stockholders' percentage ownership; and

  •
  we may be required to assume substantial actual or contingent liabilities.

Even though we have obtained accelerated approval to market FOLOTYN for the treatment of patients with relapsed or refractory PTCL, we are subject to ongoing regulatory obligations and review, including post-approval requirements.

        FOLOTYN was approved for the treatment of patients with relapsed or refractory PTCL under the FDA's accelerated approval regulations, which allow the FDA to approve products for cancer or other serious or life threatening diseases based on initial positive data from clinical trials. Under these provisions, we are subject to certain post-approval requirements pursuant to which we are required to conduct two randomized Phase 3 trials to confirm FOLOTYN's clinical benefit in patients with T-cell lymphoma. The FDA has also required that we conduct two Phase 1 trials to assess whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment. Failure to complete the studies or adhere to the timelines established by the FDA could result in penalties, including fines or withdrawal of FOLOTYN from the market. The FDA may also initiate proceedings to withdraw approval or request that we voluntarily withdraw FOLOTYN from the market if our Phase 3 studies fail to confirm FOLOTYN's clinical benefit. Further, the FDA may require us to amend the FOLOTYN package insert, including by strengthening the warnings and precautions section or institute a Risk Evaluation and Mitigation Strategy based on the results of these studies or clinical experience. We are also subject to additional, continuing post-approval regulatory obligations, including the possibility of additional clinical studies required by the FDA, safety reporting requirements and regulatory oversight of the promotion and marketing of FOLOTYN.

        In addition, we or our third-party manufacturers are required to adhere to the FDA's current Good Manufacturing Practices, or cGMP. The cGMP regulations cover all aspects of the manufacturing, storage, testing, quality control and record keeping relating to FOLOTYN. Furthermore, we or our third-party manufacturers are subject to periodic inspection by the FDA and foreign regulatory authorities to ensure compliance with cGMP or other applicable government regulations and corresponding foreign standards. We have limited control over a third-party manufacturer's compliance with these regulations and standards. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we may be subject to fines, suspension, modification or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

The status of coverage and reimbursement from third-party payers for newly approved health care drugs is uncertain and failure to obtain adequate coverage and reimbursement could limit our ability to generate revenue.

        Our ability to successfully commercialize FOLOTYN for the treatment of patients with relapsed or refractory PTCL or for other future indications will depend, in part, on the extent to which coverage and reimbursement for FOLOTYN is available from government and health administration authorities, private health insurers, managed care programs and other third-party payers. Significant uncertainty exists as to the coverage and reimbursement of newly approved health care products. In addition, in March 2010, the U.S. Congress enacted legislation to reform the health care system that includes cost containment measures that may adversely affect the amount of reimbursement for pharmaceutical products, including FOLOTYN. These measures include increased minimum rebates for products covered by Medicaid programs and extending such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations as well as expansion of the 340B Public Health Services drug discount program.

        Healthcare providers and third-party payers use coding systems to identify diagnoses, procedures, services, drugs, pharmaceutical devices, equipment and other health-related items and services. Proper coding is an integral component to receiving appropriate reimbursement for the administration of FOLOTYN and related services. The majority of payers use nationally recognized code sets to report medical conditions, services and drugs. We have obtained transitional pass-through status that enables FOLOTYN to be reimbursed under the hospital outpatient prospective payment system, and have received a permanent reimbursement J-Code for FOLOTYN. We cannot guarantee, however, that healthcare providers will continue to receive adequate reimbursement for FOLOTYN.

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

        In the United States, we sell FOLOTYN to a small number of distributors who in turn sell-through to patient health care providers. These distributors also provide multiple logistics services relating to the distribution of FOLOTYN, including transportation, warehousing, cross-docking, inventory management, packaging and freight-forwarding. We do not promote FOLOTYN to these distributors and they do not set or determine demand for FOLOTYN. For the years ended December 31, 2011, 2010 and 2009, three companies affiliated with AmerisourceBergen Corporation accounted for substantially all of our FOLOTYN sales. We expect significant customer concentration to continue for the foreseeable future. Our ability to generate sales of FOLOTYN will depend, in part, on the extent to which these distributors are able to provide adequate distribution of FOLOTYN to patient health care providers. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

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

        In recent years, several states and localities, including California, Connecticut, the District of Columbia, Massachusetts, Minnesota, Nevada, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, and file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear.

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

        Even though we have obtained approval to market FOLOTYN for the treatment of patients with relapsed or refractory PTCL, our commercial opportunity will be reduced or eliminated if our competitors develop and market products that are more effective, have fewer side effects or are less expensive than FOLOTYN for this or any other potential indication. Our existing and potential competitors include large, fully-integrated pharmaceutical companies and more established biotechnology companies, each of which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Academic institutions, government agencies, and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that competitors will succeed in developing technologies that are more effective than those being developed by us or that would render our technologies obsolete or noncompetitive. For example, in June 2011, the FDA granted accelerated approval for romidepsin, marketed by Celgene, Inc., for the treatment of patients with PTCL who have received at least one prior therapy. This was the second indication approved for romidepsin, which was initially approved by the FDA in November 2009 for the treatment of patients with CTCL who have received at least one prior systemic therapy. The FDA also granted accelerated approval of brentuximab vedotin, marketed by Seattle Genetics, Inc., in August 2011 for two indications, one of which was for the treatment of patients with systemic anaplastic large cell lymphoma, or ALCL, after failure of at least one prior multi-agent chemotherapy regimen. ALCL is one of the subtypes of PTCL included in the labels of both FOLOTYN and romidepsin. In addition, we are aware of multiple investigational agents that are currently being studied in clinical trials for PTCL, including belinostat and alisertib, which, if approved, may compete with FOLOTYN in the United States.

We cannot predict when or if we will obtain regulatory approval to market FOLOTYN in the United States for any additional indications or in any other countries.

        We are subject to stringent regulations with respect to product safety and efficacy by various international, federal, state and local authorities. FOLOTYN has not been approved for marketing in the United States for any indication other than the treatment of patients with relapsed or refractory PTCL. In addition, FOLOTYN has not been approved for marketing for this or any other indication in any other country. A pharmaceutical product cannot be marketed for a particular indication in the United States or most other countries until it has completed a rigorous and extensive regulatory review and approval process for that indication. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, preclinical and clinical testing, manufacturing, quality control, labeling and promotion of drugs for human use. We may not obtain the necessary regulatory approvals to market FOLOTYN in the United States for any additional indications or in any other countries. For example, in January 2012, CHMP issued an opinion recommending against conditional approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL. In January 2012, we submitted a request to the EMA for re-examination of the CHMP opinion. The re-examination is currently in progress, and we expect a final opinion on the re-examination to be issued by the CHMP in the second quarter of 2012, although we can provide no assurance that the re-examination will be successful. If we fail to obtain or maintain regulatory approvals to market FOLOTYN in the United States for any additional indications or in any other countries, our ability to generate significant revenue or achieve profitability may be adversely affected.

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

        Following regulatory approval for any additional indication, FOLOTYN may later produce adverse events that limit or prevent its widespread use or that force us to withdraw FOLOTYN from the market for that indication or other indications. In addition, a marketed product continues to be subject to strict regulation after approval and may be required to undergo post-approval studies. For example, we are required to conduct two randomized Phase 3 trials to confirm FOLOTYN's clinical benefit in patients with T-cell lymphoma as well as two Phase 1 trials to assess whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment. Any unforeseen problems with an approved product, any failure to meet the post-approval study requirements or any violation of regulations could result in restrictions on the product, including its withdrawal from the market. Any delay in or failure to obtain or maintain regulatory approvals for FOLOTYN in the United States for any additional indication or in any other countries could harm our business and prevent us from ever generating significant revenues or achieving profitability.

When we seek approval for FOLOTYN in other countries, we are subject to numerous complex regulatory requirements and if approval is denied or limited in another country, or if another country imposes post-marketing requirements, that decision could affect our ability to market FOLOTYN in other countries.

        We have filed an MAA with the EMA for FOLOTYN for the treatment of patients with relapsed or refractory PTCL, using the centralized procedure. If major objections are raised during the review procedure, we may not receive marketing approval and would be unable to commercialize FOLOTYN in the European Union. In January 2012, the EMA CHMP issued an opinion recommending against conditional approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL. In January 2012, we submitted a request to the EMA for re-examination of the CHMP opinion, and we expect a final opinion on the re-examination to be issued by the CHMP in the second quarter of 2012, although we can provide no assurance that the re-examination will be successful. Alternatively, the marketing authorization may be subject to conditions for approval or post authorization obligations. Such conditions or obligations may be costly and time consuming to fulfill and may affect our operations. For example, additional clinical data may be required to confirm the safety or efficacy profile of FOLOTYN in the target patient population. In addition, marketing authorizations are subject to periodic reviews, which, if negative, could affect Mundipharma's ability to commercialize FOLOTYN in the European Union, which would negatively impact our potential future royalties and receipt of milestone payments.

        Additionally, failure to comply with, or changes to, the regulatory requirements that are applicable to FOLOTYN outside the United States may result in a variety of consequences, including the following:

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

  •
  product seizure;

  •
  our strategic collaborator, Mundipharma, terminating our arrangement to co-develop FOLOTYN globally and commercialize FOLOTYN outside the United States and Canada, which would delay development and may increase the cost of developing and commercializing FOLOTYN; and

  •
  injunctions, consent decrees, or the imposition of civil or criminal penalties against us.

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

        In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to Institutional Review Boards for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Due to these and other factors, FOLOTYN could take a significantly longer time to gain regulatory approval for any additional indications than we expect or we may never gain approval for additional indications, which could adversely affect our ability to grow our revenue by delaying or preventing the commercialization of FOLOTYN for additional indications.

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

        Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments as of December 31, 2011, should be adequate to support our operations through at least early 2015, although there can be no assurance that this can, in fact, be accomplished. We anticipate continuing our current development programs and beginning other long-term development projects involving FOLOTYN, including the post-approval clinical studies required for FOLOTYN. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. In addition, we expect to incur significant costs relating to the commercialization of FOLOTYN, including costs related to our sales and marketing, medical affairs and manufacturing operations. Therefore, we may need to raise additional capital to support our future operations. Our actual capital requirements will depend on many factors, including:

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

        We may seek to obtain this additional capital through equity or debt financings, arrangements with corporate partners, or from other sources. Such financings or arrangements, if successfully consummated, may be dilutive to our existing stockholders. However, there is no assurance that additional financing will be available when needed, or that, if available, we will obtain such financing on terms that are favorable to our stockholders or us. In the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development, which we might otherwise seek to develop or commercialize ourselves, on terms that are less favorable than might otherwise be available. If we are unable to significantly increase sales of FOLOTYN or cannot otherwise raise sufficient additional funds to support our operations, we may be required to reduce the scope of our commercial operations, or forego commercial opportunities, and our business and future prospects for profitability may be harmed.

Budget constraints may force us to delay our efforts to develop FOLOTYN for additional indications while we complete the post-approval clinical studies required by the FDA, which may prevent us from commercializing FOLOTYN for all desired indications as quickly as possible.

        We regularly assess the allocation of our research and development budget because we have limited resources, and because research and development is an expensive process. In particular, our approval of FOLOTYN in patients with relapsed or refractory PTCL is conditioned upon us undertaking two additional Phase 3 studies and two additional Phase 1 studies which will result in significant additional expense. As a result of our limited resources, we may have to prioritize the development of FOLOTYN for additional indications and may not be able to fully realize the value of FOLOTYN for other indications in a timely manner, if at all.

        For example, in January 2011, we announced that we will not pursue Phase 3 studies for non-small cell lung cancer, or NSCLC, in order to prioritize our resources on the development and commercialization of FOLOTYN for the treatment of hematologic malignancies, and to manage our operating costs and expenses. In January 2011, we also implemented a strategic reduction of our workforce by approximately 13%, or 25 employees, to further reduce our operating costs and expenses.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

        The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payers to contain or reduce the costs of health care. The U.S. Congress recently enacted legislation to reform the health care system. While we anticipate that this legislation may, over time, increase the number of patients who have insurance coverage for pharmaceutical products, it also imposes cost containment measures that may adversely affect the amount of reimbursement for pharmaceutical products, including FOLOTYN. These measures include increased minimum rebates for products covered by Medicaid programs and extending such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations as well as expansion of the 340B Public Health Services drug discount program. In foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. For example, in some countries other than the United States, pricing of prescription drugs is subject to government control and we expect to see continued efforts to reduce healthcare costs in international markets.

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

        We are highly dependent on our President and Chief Executive Officer, Paul L. Berns, other members of our management team and other key employees. We are named as the beneficiary on a term life insurance policy covering Mr. Berns in the amount of $10.0 million. We also depend on key employees and academic collaborators for each of our research and development programs. The loss of any members of our management team or other key employees or academic collaborators could delay the development and commercialization of FOLOTYN or result in the termination of our FOLOTYN development program in its entirety. Mr. Berns and others on our executive management team have employment agreements with us, but the agreements provide for "at-will" employment with no specified term. Our future success also will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization of pharmaceutical products. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. Additionally, in January 2011, we implemented a strategic reduction in workforce and we may have a more difficult time in attracting and retaining the employees we need as a result of a perceived risk of future workforce and expense reductions. If we are unsuccessful in our recruitment and retention efforts, our business will be harmed.

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

        As a publicly-traded company, we are subject to significant regulations including the Sarbanes Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act contains significant corporate governance and executive compensation-related provisions, some of which the Securities and Exchange Commission, or SEC, has recently implemented by adopting additional rules and regulations in areas such as the compensation of executives ("say-on-pay"). We cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with the Sarbanes Oxley Act of 2002, the Dodd-Frank Act and associated SEC rules, or any other regulations, we could be subject to a range of consequences, including restrictions on our ability to sell equity securities or otherwise raise capital funds, the de-listing of our common stock from The NASDAQ Global Market, or NASDAQ, suspension or termination of our clinical trials, failure to obtain approval to market FOLOTYN for additional indications, restrictions on future products or our manufacturing processes, significant fines, or other sanctions or litigation. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management's time from other business activities.

        We are also subject to the regulation under the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar worldwide anti-bribery laws. The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. The recently enacted U.K. Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery across both private and public sectors. In addition, an organization that "fails to prevent bribery" by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented "adequate procedures" to prevent bribery. Practices in the local business community of many countries outside the United States have a level of government corruption that is greater than that found in the developed world. We may be required to implement policies to mandate compliance with these anti-bribery laws and we plan to establish policies and procedures designed to monitor compliance with these anti-bribery law requirements. However we cannot assure you that our policies and procedures will protect us from potential reckless or criminal acts committed by individual employees or agents. If we are found to be liable for anti-bribery law violations we could suffer from criminal or civil penalties or other sanctions that could have a material adverse effect on our business.

Management's determination that there was a material weakness in our internal control over financial reporting could have a material adverse impact on the Company.

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

        In Item 9A of this report, management determined that there was a material weakness in our internal control over the evaluation of, and accounting for, complex multiple element arrangements and, as a result, our internal control over financial reporting was not effective as of the end of the period covered by this report. Due to this material weakness, management also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Consequently, and pending the Company's remediation of the matters that caused the control deficiencies underlying the material weaknesses, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors may lose faith in the reliability of our financial statements. Accordingly, the price of our securities may be adversely and materially impacted.

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

        We have reserves and estimates that incorporate a significant amount of third party data from our wholesalers. To effectively maintain the reserves and estimates, we depend to a considerable degree upon the timely and accurate reporting to us of such data from these third parties and our key accounting and finance personnel to accurately interpolate such data into the reserves and estimates. If the third party data is not calculated on a consistent basis and reported to us on an accurate or timely basis or we lose any of our key accounting and finance personnel, the accuracy of our financial statements could be materially affected. This could cause future delays in our earnings announcements, regulatory filings with the SEC and delisting with NASDAQ.

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

        As of March 13, 2012, we had 106,958,412 shares of common stock outstanding, of which Warburg owned 26,124,430 shares, or approximately 24% of the voting power of our outstanding common stock. Although Warburg has entered into a standstill agreement with us, Warburg is, and will continue to be, able to exercise substantial influence over any actions requiring stockholder approval.

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

        Market instability has made the business climate more volatile and more costly. Our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary equity or debt financing more difficult, more costly, and more dilutive. While we believe we have adequate capital resources to meet our expected working capital and capital expenditure requirements through at least early 2015, a radical economic downturn or increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. There is a risk that one or more of our current service providers, manufacturers or other partners may encounter difficulties during challenging economic times, which could have an adverse effect on our business, results of operations and financial condition.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        As previously reported, the staff of the Securities and Exchange Commission, or the Staff, as part of the Staff's review of issuers' periodic reports, is currently reviewing the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, or the Staff Review. The Staff Review primarily relates to the Company's accounting treatment for the Mundipharma arrangement. The Company believes it has adequately addressed the Staff's comments in this report, in amendments to the Company's Quarterly Reports on Form 10-Q for each of the quarterly periods ended June 30, 2011 and September 30, 2011, as filed on March 23, 2012, and in supplemental information provided by the Company to the Staff. However, the Staff has reserved the right to make further comments upon review of such filings. If the Staff does not agree with our assessment of the adequacy of these amendments and restatements, we may be required to amend this report and/or further amend the Company's Quarterly Reports on Form 10-Q for each of the quarterly periods ended June 30, 2011 and September 30, 2011.

ITEM 2.    PROPERTIES

        Our corporate headquarters facility consists of approximately 31,248 square feet in Westminster, Colorado. We lease our corporate headquarters facility pursuant to a lease agreement that expires on January 31, 2013. We also lease an office in Princeton, New Jersey which consists of approximately 9,458 square feet. The lease for this office expires on September 30, 2012. We believe that our leased facilities are adequate to meet our needs at this time.

ITEM 3.    LEGAL PROCEEDINGS

Merger Transaction Class Action Lawsuits

        On July 19, 2011, we entered into an Agreement and Plan of Merger and Reorganization, or Merger Agreement, with AMAG and Alamo Acquisition Sub, Inc., or Merger Sub, as amended on August 8, 2011. On October 21, 2011, the Merger Agreement was terminated.

        On July 26, 2011, a putative class action lawsuit captioned Lam v. Allos Therapeutics, Inc., et al., No. 6714-VCN, was filed in the Delaware Court of Chancery. The complaint names as defendants the members of our board of directors, as well as AMAG and Merger Sub. The plaintiff alleges that our directors breached their fiduciary duties to our stockholders in connection with the proposed merger between the Company and AMAG, and were aided and abetted by AMAG and Merger Sub. The complaint alleges that the merger involves an unfair price and an inadequate sales process, unreasonable deal protection devices, and that defendants entered into the transaction to benefit themselves personally. The complaint seeks injunctive relief, including to enjoin the merger, rescissory damages in the event the merger occurs, attorneys' and other fees and costs, and other relief.

        On July 28, 2011, a putative class action lawsuit captioned Mulligan v. Allos Therapeutics, Inc., et al., No. 6724-VCN, was filed in the Delaware Court of Chancery. The complaint names as defendants the Company and the members of our board of directors, as well as AMAG and Merger Sub. The plaintiff alleges that our directors breached their fiduciary duties to our stockholders in connection with the proposed merger between the Company and AMAG, and were aided and abetted by the Company, AMAG and Merger Sub. The complaint alleges that the merger involves an unfair price and an inadequate sales process, unreasonable deal protection devices, and that defendants entered into the transaction to benefit themselves personally. The complaint seeks injunctive relief, including to enjoin the merger, rescissory damages in the event the merger occurs, disgorgement of profits, attorneys' and other fees and costs, and other relief.

        On August 1, 2011, the Delaware Court of Chancery consolidated the Lam and Mulligan cases into In Re Allos Therapeutics, Inc. Shareholders Litigation, Consolidated C.A. No. 6714.

        On August 15, 2011, a putative class action lawsuit captioned Gaines v. Narachi, et al., No. 6784-VCN, was filed in the Delaware Court of Chancery. The complaint names as defendants the Company, AMAG, and the members of AMAG's board of directors. The plaintiff alleges that AMAG's directors breached their fiduciary duties to AMAG's stockholders in connection with the proposed merger between the Company and AMAG, and were aided and abetted by the Company. The complaint alleges that the merger involved an inadequate sales process and unreasonable deal protection devices, that the AMAG board of directors improperly rejected an allegedly superior offer by MSMB Capital Management LLC, and that defendants entered into the transaction to benefit themselves personally. The complaint seeks injunctive relief, including to enjoin the merger, rescissory damages in the even the merger occurs, disgorgement of profits, attorneys' fees and other fees and costs, and other relief.

        On September 1, 2011, a Verified Consolidated Amended Class Action Complaint was filed in the consolidated action pending in the Delaware Court of Chancery. The amended complaint names as defendants members of our board of directors, as well as the Company, AMAG and Merger Sub, and alleges that members of our board of directors breached their fiduciary duties to our stockholders in connection with the Merger Agreement and the disclosures related thereto, and further claims that the Company, AMAG and Merger Sub aided and abetted those alleged breaches of fiduciary duty. The amended complaint generally alleges that the Merger Agreement involves an unfair price, a flawed sales process and preclusive deal protection devices and that the defendants agreed to the transaction to benefit themselves personally. The amended complaint further alleges that the joint proxy statement fails to disclose material information relating to the Company's and AMAG's financial projections, the fairness opinions of J.P. Morgan and Morgan Stanley and the background of the proposed transaction. The amended complaint seeks damages and injunctive relief, including to enjoin the acquisition of the Company by AMAG, and an award of attorneys' and other fees and costs, in addition to other relief.

        On October 13, 2011, the Company and other defendants in the consolidated action pending in the Delaware Court of Chancery entered into a memorandum of understanding, or MOU, pursuant to which the Company and such parties agreed in principle, and subject to certain conditions, to settle that action. The settlement contemplated by the MOU was subject to and conditioned upon consummation of the acquisition of the Company by AMAG, which condition was not satisfied.

        On October 31, 2011, the Company moved to dismiss the consolidated action pending before the Delaware Court of Chancery. On November 1, 2011, the Company moved to dismiss the Gaines action. No supporting memoranda have been filed, and there is no briefing schedule on these motions.

        On December 13, 2011, plaintiffs' counsel in the consolidated Delaware action filed a motion for an award of fees and expenses in connection with certain disclosures made by the Company in connection with the proposed merger with AMAG. On February 1, 2012, the Company filed its opposition to the motion; plaintiffs filed their reply on March 15, 2012. A date for a hearing on the motion has not yet been set.

        The Company and other defendants believe the allegations of all the foregoing actions lack merit. Furthermore, inasmuch as the Merger Agreement has been terminated, the Company and other defendants believe such allegations are moot. Defendants will continue to vigorously defend these actions as long as they remain pending.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

        Our common stock is traded on the NASDAQ Global Market under the symbol "ALTH." The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NASDAQ Global Market:

Year Ended December 31, 2011	HIGH	LOW
First Quarter	$4.70	$2.50
Second Quarter	$3.30	$1.84
Third Quarter	$2.30	$1.39
Fourth Quarter	$1.84	$1.25

Year Ended December 31, 2010	HIGH	LOW
First Quarter	$8.15	$6.47
Second Quarter	$8.79	$6.10
Third Quarter	$6.18	$3.58
Fourth Quarter	$4.81	$3.71

        On March 19, 2012, we had approximately 55 holders of record of our common stock.

Stock Performance Measurement Comparison(1)

        The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2006 for (i) the Company's common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Biotechnology Index. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31 of each year:

Comparison of 5 year Cumulative Total Return on Investment

Total Return Analysis	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Allos Therapeutics, Inc.	$100.00	$107.52	$104.62	$112.48	$78.80	$24.27
NASDAQ Composite	$100.00	$109.81	$65.29	$93.95	$109.84	$107.86
NASDAQ Biotechnology	$100.00	$104.58	$91.38	$105.66	$121.52	$135.86

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

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data set forth below should be read in conjunction with our financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this report. The statement of operations data for the years ended December 31, 2011, 2010 and 2009, and the balance sheet data as of December 31, 2011 and 2010, are derived from, and should be read in conjunction with, our audited financial statements and related notes included elsewhere in this report. The statement of operations data for the years ended December 31, 2008 and 2007, and the balance sheet data as of December 31, 2009, 2008 and 2007, are derived from our audited financial statements that do not appear in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except share and per share data)
Statement of Operations Data:
Net product sales	$50,486	$35,227	$3,585	$—	$—
License and other revenue	25,563	—	—	—	—

Total revenue	76,049	35,227	3,585	—	—
Operating costs and expenses:
Cost of sales, excluding amortization expense	4,510	3,647	408	—	—
Cost of license and other revenue	11,698	—	—	—	—
Research and development	22,189	31,359	32,618	30,595	22,992
Selling, general and administrative	67,817	78,782	44,448	23,044	19,672
Amortization of intangible asset	454	454	121	—	—

Total operating costs and expenses	106,668	114,242	77,595	53,639	42,664
Operating loss	(30,619)	(79,015)	(74,010)	(53,639)	(42,664)
Interest and other income, net	85	1,520	380	1,909	3,294

Loss before income taxes	(30,534)	(77,495)	(73,630)	(51,730)	(39,370)
Income tax benefit	7	78	77	—	—

Net loss	$(30,527)	$(77,417)	$(73,553)	$(51,730)	$(39,370)

Net loss per share: basic and diluted	$(0.29)	$(0.74)	$(0.81)	$(0.69)	$(0.60)
Weighted average shares: basic and diluted	105,711,536	105,123,420	90,469,720	75,399,774	65,188,913
Balance Sheet Data:
Cash, cash equivalents and investments	$97,772	$98,565	$158,544	$83,965	$57,756
Working capital	94,865	90,612	151,305	77,981	51,958
Total assets	122,077	120,756	175,384	89,340	61,460
Common stock and additional paid-in capital	560,460	548,827	532,756	379,123	300,508
Accumulated deficit	(481,156)	(450,629)	(373,212)	(299,659)	(247,929)
Total stockholders' equity	79,304	98,198	159,544	79,464	52,579

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

        We are currently focused on the development and commercialization of FOLOTYN® (pralatrexate injection). FOLOTYN is a folate analogue metabolic inhibitor designed to accumulate preferentially in cancer cells. FOLOTYN targets the inhibition of dihydrofolate reductase, or DHFR, an enzyme critical in the folate pathway, thereby interfering with DNA and RNA synthesis and triggering cancer cell death. FOLOTYN can be delivered as a single agent, for which we currently have approval for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL, and has the potential to be used in combination therapy regimens. We believe that FOLOTYN's unique mechanism of action offers us the ability to target the drug for development in a variety of hematological malignancies and solid tumor indications. We may also seek to expand our product portfolio through product acquisition and in-licensing efforts.

        On September 24, 2009, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of FOLOTYN for use as a single agent for the treatment of patients with relapsed or refractory PTCL. This approval was based on overall response rate from our pivotal Phase 2 trial known as PROPEL (Pralatrexate in patients with Relapsed Or refractory PEripheral T-cell Lymphoma). Clinical benefit such as improvement in progression-free survival or overall survival has not been demonstrated. FOLOTYN represents our first drug approved for marketing in the United States. In connection with the accelerated approval, we are required to conduct post-approval studies that are intended to confirm FOLOTYN's clinical benefit in patients with T-cell lymphoma and to determine whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment.

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

        In May 2011, we entered into a strategic collaboration agreement with Mundipharma International Corporation Limited, or Mundipharma. Pursuant to the agreement, or the Mundipharma Collaboration Agreement, we agreed to collaborate in the development of FOLOTYN according to a mutually agreed-upon development plan, as updated by the parties from time to time. Under the Mundipharma Collaboration Agreement, we retain full commercialization rights for FOLOTYN in the United States and Canada with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world, or the Mundipharma territories. We received an upfront payment of $50.0 million upon execution of the Mundipharma Collaboration Agreement and may receive potential regulatory milestone payments of up to $21.5 million and commercial progress- and sales-dependent milestone payments of up to $289.0 million. Of the $310.5 million in total potential milestone payments, we have determined that any regulatory milestone payments that may become due upon approval of FOLOTYN by regulatory agencies other than in the European Union, and all commercial milestone payments, are contingent consideration and will be accounted for as revenue in the period in which the respective revenue recognition criteria are met. Included in the $21.5 million of potential regulatory milestone payments is a $14.5 million milestone payment related to obtaining conditional approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL in the European Union, which is deemed to be a substantive milestone given the ongoing regulatory services we are providing related to the underlying Marketing Authorisation Application, or MAA, and will be accounted for as revenue in the period in which the milestone is achieved. The remaining $296.0 million in total potential milestone payments are not deemed to be substantive for accounting purposes and will be recognized when the appropriate revenue recognition criteria have been met. In the event Mundipharma achieves the first reimbursable commercial sale of FOLOTYN in at least three major market countries in the European Union we would receive a milestone payment from Mundipharma of $10.0 million, which is included in the $289.0 million of commercial milestone payments discussed above. Of the $50.0 million upfront payment, 20%, or $10.0 million, was paid by Allos to the licensors of FOLOTYN under the terms of our license agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute, or the FOLOTYN License Agreement. We are also entitled to receive tiered double-digit royalties based on net sales of FOLOTYN within the Mundipharma territories. Allos and Mundipharma will jointly fund worldwide development costs, initially on a 60:40 basis, which will change to a 50:50 basis if certain pre-defined milestones are achieved, as further discussed in "Critical Accounting Policies" below, including approval to market FOLOTYN for relapsed or refractory PTCL in the European Union. The parties' joint development funding supports mutually agreed-upon clinical development activities, including, but not limited to, the ongoing and planned Phase 3 registration studies of FOLOTYN in patients with newly diagnosed PTCL and in patients with relapsed or refractory cutaneous T-cell lymphoma, or CTCL. In connection with the Mundipharma Collaboration Agreement, we entered into a separate supply agreement with Mundipharma Medical Company, an affiliate of Mundipharma, pursuant to which we have agreed to supply FOLOTYN for use in clinical trials for which Mundipharma bears operational responsibility under the parties' joint development plan and to support Mundipharma's commercial requirements. We refer to this as the Mundipharma Supply Agreement, and we refer to the Mundipharma Supply Agreement and the Mundipharma Collaboration Agreement together as the Mundipharma Agreements. During the year ended December 31, 2011, we recognized $25.6 million of license and other revenue under the Mundipharma Agreements.

        We and Mundipharma are currently seeking regulatory approval to market FOLOTYN in Europe and other countries for the treatment of patients with relapsed or refractory PTCL. In December 2010, our MAA was accepted for review by the European Medicines Agency, or EMA. The MAA is based on updated clinical data from our PROPEL trial. In January 2012, the EMA Committee for Medicinal Products for Human Use, or CHMP, issued an opinion recommending against conditional approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL. In January 2012, we submitted a request to the EMA for re-examination of the CHMP opinion. The re-examination is currently in progress, and we expect a final opinion on the re-examination to be issued by the CHMP in the second quarter of 2012. Mundipharma has also submitted applications seeking regulatory approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL in Australia, South Korea and Switzerland and may submit additional applications in Japan and other countries.

        We are currently prioritizing our resources on the development and commercialization of FOLOTYN for the treatment of PTCL, CTCL and other hematologic malignancies. We are committed to evaluating FOLOTYN for oncology use as a single agent and in combination with other therapies. We also continue to support investigators who are evaluating FOLOTYN in multiple myeloma and solid tumor indications through our ongoing collaboration with the National Comprehensive Cancer Network Oncology Research Program.

Results of Operations

        We have incurred significant net losses and negative cash flows from operations. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. Our primary business activities have been focused on the development and commercialization of FOLOTYN for the three year period ended December 31, 2011. For the years ended December 31, 2011, 2010 and 2009, we had net losses of $30.5 million, $77.4 million and $73.6 million, respectively. For the years ended December 31, 2011, 2010 and 2009, we had net product sales of $50.5 million, $35.2 million and $3.6 million, respectively. Research and development expenses for the years ended December 31, 2011, 2010 and 2009 were $22.2 million, $31.4 million and $32.6 million, respectively. As of December 31, 2011, we had accumulated a deficit of $481.2 million.

        Our ability to achieve profitability is dependent on our ability to significantly increase sales of FOLOTYN for the treatment of patients with relapsed or refractory PTCL in the United States. The amount of our future product sales is subject to significant uncertainty. We may never generate sufficient revenue from product sales to become profitable.

        In May 2011, we entered into the Mundipharma Collaboration Agreement to co-develop FOLOTYN with Mundipharma, as discussed further in the "Overview" above.

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

        If we are unable to significantly increase sales of FOLOTYN or cannot otherwise raise sufficient additional funds to support our operations, we may be required to reduce the scope of our commercial operations, forego commercial opportunities, and our business and future prospects for profitability may be harmed.

        In January 2011, we implemented a strategic reduction of our workforce by approximately 13%, or 25 employees. Personnel reductions were primarily focused in research and development and general and administrative functions. The restructuring was a result of our decision to prioritize our resources on the development and commercialization of FOLOTYN for the treatment of PTCL, CTCL and other hematologic malignancies, and to manage our operating costs and expenses. During the first quarter of 2011, we incurred total restructuring charges of approximately $0.6 million, of which $0.3 million and $0.3 million were recorded in research and development and sales, general and administrative expenses, respectively, in connection with the restructuring, all in the form of one-time termination benefits. As of December 31, 2011, all accrued termination benefits related to this restructuring have been paid.

Comparison of Years Ended December 31, 2011, 2010 and 2009

        Net product sales.    Net product sales represent total gross product sales less distributor fees and estimated allowances for product returns, government rebates and chargebacks to be incurred on the selling price of FOLOTYN related to the respective revenue, as further described in the "Critical Accounting Policies" section below. We began making FOLOTYN available for commercial sale in the United States on October 5, 2009 and commenced our commercial launch of FOLOTYN in January 2010.

        We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party. Title to the product passes upon delivery to our distributors, when the risks and rewards of ownership are assumed by the distributor (freight on board destination). These distributors then resell FOLOTYN to the patients' respective health care providers. Prior to the fourth quarter of 2010, product sales to distributors were recorded as deferred revenue until the product was sold through from our distributors to the patients' respective health care providers because we did not have sufficient history to be able to reasonably estimate returns. Beginning in the fourth quarter of 2010, we began recognizing revenue as product was sold to the distributors as we established a sufficient history in order to reasonably estimate returns from our distributors. Consequently, for the year ended December 31, 2010, we recognized a one time increase of $0.6 million in net product sales of FOLOTYN, or $0.01 per share of common stock, representing product sales previously deferred as of December 31, 2009, net of distributor fees and estimated product returns, government rebates and chargebacks. Through December 31, 2011, product returns have been negligible. Our distributors' contractual return rights are limited to defective product or product that was shipped in error. Returns are not contractually allowed for expired product. Given these limited contractual return rights, the high price of FOLOTYN and the limited number of patients in the United States, FOLOTYN distributors and their customers generally carry limited inventory. We noted an increase in net product sales of approximately $3.2 million, or $0.03 per share of common stock, in the fourth quarter of 2011 relating to an increase in our distributors' year-end 2011 inventory levels as compared to average inventory levels for 2011. The inventory levels of our distributors are not within our control and our distributors may increase or reduce their inventory levels on a quarterly basis which could cause our net product sales and operating results to fluctuate significantly.

        Net product sales in 2011 include $3.0 million, or $0.03 per share of common stock, related to the sale of FOLOTYN for use in a clinical trial being conducted by an unrelated party. We cannot predict the timing or amount of such future sales, if any. Since this sale relates to product used for a clinical trial, the sale was not subject to government rebates and chargebacks and no such reserves were recorded on this sale.

        A reconciliation of gross to net product sales and balances and activity in the deferred revenue account for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Gross product sales	$55.4	$40.2	$4.2
Gross to Net Sales Adjustments
Government rebates and chargebacks	(3.0)	(3.4)	(0.5)
Distribution fees	(1.6)	(1.2)	(0.1)
Product returns allowance	(0.3)	(0.4)	—

Net product sales	$50.5	$35.2	$3.6

Deferred revenue, beginning of the period		$0.7	$—
Gross product sales to distributors		39.5	4.9
Gross product sales recognized due to change in revenue recognition methodology		(0.7)	—
Less: Gross product sales recognized		(39.5)	(4.2)

Deferred revenue, end of the period		$—	$0.7

        The $50.5 million and $35.2 million of net product sales in 2011 and 2010, respectively, represents the full calendar year of sales of FOLOTYN. The $3.6 million of net product sales in 2009 relates to sales of FOLOTYN commencing in the fourth quarter of 2009. The increases in net product sales in 2011 and 2010 resulted from increases in the number of units sold as there were no price increases during such periods. Effective January 1, 2012, we increased the price of FOLOTYN by 5%.

        Gross to net sales adjustments as a percent of gross product sales were 9%, 12% and 15% for years ended December 31, 2011, 2010 and 2009, respectively. The decrease in gross to net sales adjustments as a percent of gross product sales for the year ended December 31, 2011, primarily relates to the $3.0 million of net product sales of FOLOTYN for use in a clinical trial being conducted by an unrelated party, which was not subject to government rebates and chargebacks and no such reserves were recorded on this sale, and the reversal of $1.2 million of government rebate reserves and product return reserves, as noted below.

        Balances and activity for the components of our gross to net sales adjustments for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Product Returns	Government Rebates and Chargebacks	Distribution Fees
		(in millions)
Balance at December 31, 2008	$—	$—	$—
Reserve for current period sales	—	0.5	0.1
Credits/payments made for prior period sales	—	—	—

Balance at December 31, 2009	—	0.5	0.1
Reserve for current period sales	0.4	3.6	1.2
Change in estimate for prior period sales	—	(0.3)	—
Credits/payments made for prior period sales	—	(0.1)	(0.1)
Credits/payments made for current period sales	—	(1.5)	(0.9)

Balance at December 31, 2010	0.4	2.2	0.3
Reserve for current period sales	0.6	3.9	1.6
Change in estimate for prior period sales	(0.2)	(1.0)	—
Credits/payments made for prior period sales	—	(0.4)	(0.2)
Credits/payments made for current period sales	—	(2.4)	(1.3)

Balance at December 31, 2011	$0.8	$2.3	$0.4

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

        Our products are subject to certain programs with federal government qualified entities whereby pricing on products is discounted below distributor list price to participating entities. These entities purchase products through distributors at the discounted price, and the distributors charge the difference between their acquisition cost and the discounted price back to us. We account for chargebacks by establishing an accrual in an amount equal to our estimate of chargeback claims at the time of product sale. We do not expect the impact of the 340B Public Health Services drug discount program expansion included in the PPACA to significantly change our estimated government chargeback accruals because drugs approved under an orphan drug designation were specifically excluded from the provisions of the PPACA. The FDA has awarded orphan drug status to FOLOTYN for the treatment of patients with T-cell lymphoma, which includes patients with relapsed or refractory PTCL. We evaluate previously recorded chargebacks based on data regarding specific entities' lack of claim activity over time. As a result of this evaluation, during 2011 we recorded a reversal of government chargeback allowances related to 2010 sales totaling $948,000. Due to estimates and assumptions inherent in determining the amount of government chargebacks, the actual amount of claims for chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly.

        Product returns, government rebates and chargebacks reflect management estimates which are further discussed in the "Critical Accounting Policies" section below.

        We expect FOLOTYN net product sales to be in the range of $50 to $55 million for 2012. This estimate is reflective of the 5% price increase effective January 1, 2012. As further discussed above, we experienced an increase in net product sales of approximately $3.2 million, or $0.03 per share of common stock, in the fourth quarter of 2011 relating to an increase in our distributors' year-end 2011 inventory levels as compared to average inventory levels for 2011. We believe that our quarterly net product sales may continue to fluctuate and will be difficult to predict as the inventory levels of our distributors are not within our control and our distributors may increase or reduce their inventory levels on a quarterly basis, which could cause our net product sales and operating results to fluctuate significantly.

        License and other revenue.    In May 2011, we entered into the Mundipharma Collaboration Agreement, pursuant to which we agreed to collaborate in the development of FOLOTYN according to a mutually agreed-upon development plan, as updated by the parties from time to time. Under the Mundipharma Collaboration Agreement, we retain full commercialization rights for FOLOTYN in the United States and Canada with Mundipharma having exclusive rights to commercialize FOLOTYN in the Mundipharma territories. We received an upfront payment of $50.0 million upon execution of the Mundipharma Collaboration Agreement and may receive potential regulatory milestone payments of up to $21.5 million and commercial progress- and sales-dependent milestone payments of up to $289.0 million. Of the $310.5 million in total potential milestone payments, we have determined that any regulatory milestone payments that may become due upon approval of FOLOTYN by regulatory agencies other than in the European Union, and all commercial milestone payments, are contingent consideration and will be accounted for as revenue in the period in which the respective revenue recognition criteria are met. Included in the $21.5 million of potential regulatory milestone payments is a $14.5 million milestone payment related to obtaining conditional approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL in the European Union, which is deemed to be a substantive milestone given the ongoing regulatory services we are providing related to the underlying MAA and will be accounted for as revenue in the period in which the milestone is achieved. The remaining $296.0 million in total potential milestone payments are not deemed to be substantive for accounting purposes and will be recognized when the appropriate revenue recognition criteria have been met. In the event Mundipharma achieves the first reimbursable commercial sale of FOLOTYN in at least three major market countries in the European Union we would receive a milestone payment from Mundipharma of $10.0 million, which is included in the $289.0 million of commercial milestone payments, as further described in the "Critical Accounting Policies" section below.

        License and other revenue related to the Mundipharma Agreements for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
License	$22.7	$—	$—
Regulatory	1.8	—	—
Research and development	1.1	—	—

License and other revenue	$25.6	$—	$—

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

  •
  Research and development services provided by Allos related to jointly agreed-upon clinical development activities through approximately 2022, with cost sharing as discussed above; and

  •
  Clinical trial supply obligations to supply FOLOTYN for use in the EMA Pediatric Studies.

        Because delivery of the Licenses occurred upon the execution of the Mundipharma Collaboration Agreement in May 2011 and there is no general right of return, all $22.7 million of allocated arrangement consideration related to the License was recognized as revenue during the year ended December 31, 2011.

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

        As of December 31, 2011, accounts receivable related to the Mundipharma Agreements totaled $0.4 million. As of December 31, 2011, deferred amounts related to the Mundipharma Agreements consisted of:

	December 31,
	2011	2010
	(in millions)
Current deferred revenue	$3.5	$—

Long-term deferred revenue	$7.0	$—
Development cost differential contingent payment	$14.8	—

Long-term deferred revenue and other liabilities	$21.8	$—

        The amount of license and other revenue is primarily dependent upon the amount of costs incurred related to the joint development clinical studies, which is driven in part by patient enrollment. The total costs can vary widely and are impacted by a variety of factors, including those discussed in the "Risk Factors" section of Part I, Item 1A above. We expect license and other revenue for 2012 to be approximately $9 million, which includes approximately $4 million of expected payments from Mundipharma relating to Mundipharma's 40% share of jointly-agreed upon clinical development expenses.

Operating costs and expenses

        Cost of sales, excluding amortization expense.    Cost of sales, excluding amortization expense, includes royalties, inventory packaging and labeling, warehousing and shipping costs associated with FOLOTYN product revenue.

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Cost of sales, excluding amortization expense	$4.5	$3.6	$0.4

        Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense, or the reduced-cost inventory. As of December 31, 2011, the reduced-cost finished goods inventory has been substantially utilized. Had this reduced-cost inventory been capitalized, the impact to our research and development expense and cost of sales, excluding amortization expense, would not have been material in any of the three years in the period ended December 31, 2011.

        The $4.5 million, $3.6 million and $0.4 million of cost of sales, excluding amortization expense for the years ended December 31, 2011, 2010 and 2009, respectively, was primarily due to an 8% royalty on our product sales payable to the licensors of FOLOTYN under the terms of the FOLOTYN License Agreement.

        Cost of sales for 2012 is expected to approximate 10% of net product sales to distributors, or $5.0 million to $5.5 million, which includes the current 8% royalty on FOLOTYN sales.

        Cost of license and other revenue.    Cost of license and other revenue from the Mundipharma Agreements includes sublicense fee payments to the licensors under the terms of the FOLOTYN License Agreement, and internal and external costs associated with regulatory services provided by Allos related to the MAA.

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Cost of license and other revenue	$11.7	$—	$—

        Cost of license and other revenue for the year ended December 31, 2011 consisted of: (i) a $10 million payment to the licensors under the terms of the FOLOTYN License Agreement, which represented 20% of the $50 million upfront payment received from Mundipharma upon execution of the Mundipharma Agreements, and (ii) $1.7 million of costs incurred in connection with the regulatory services provided related to the MAA. There were no corresponding costs in 2010 or 2009.

        We expect cost of license and other revenue for 2012 to be approximately $2.5 million. We do not expect additional cost of revenue related to sublicense fee payments to the licensors of FOLOTYN for 2012.

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

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Research and development expenses	$22.2	$31.4	$32.6

        The $9.2 million decrease in research and development expenses in 2011 as compared to 2010 was primarily due to the following:

  •
  a $4.1 million decrease in costs related to clinical trials involving FOLOTYN that have closed enrollment, including decreased costs for our Phase 2b study in non-small cell lung cancer, or NSCLC, which completed patient enrollment in July 2009;

  •
  a $2.1 million decrease in third-party manufacturing costs for clinical trial material and other manufacturing costs;

  •
  a $1.6 million decrease related to external costs incurred and internal costs allocated to regulatory services performed under the Mundipharma Agreements, which are included in cost of license and other revenue discussed above;

  •
  a $1.7 million decrease in personnel costs, mainly attributable to reduced headcount; and

  •
  a $407,000 decrease in consulting and professional fees, primarily related to the preparation for the submission of the MAA in Europe, which was accepted in December 2010.

This decrease was partially offset by a $810,000 increase in costs related to clinical trials involving FOLOTYN, including costs for the post-approval studies required by the FDA and other trials with ongoing enrollment.

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

  •
  a $1.5 million decrease in licensing costs resulting from the milestone payment made under the FOLOTYN License Agreement upon FDA acceptance of our New Drug Application, or NDA, for review in May 2009, with no corresponding amount in 2010; and

  •
  a $709,000 decrease in consulting, professional fees and grants, primarily resulting from regulatory affairs and preparations related to the filing of our NDA and the FDA's Oncologic Drugs Advisory Committee meeting for FOLOTYN in September 2009, with no corresponding amounts in 2010.

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

        We expect research and development expenses for 2012, excluding non-cash stock-based compensation expense, to be approximately $27 million compared to approximately $19 million for 2011. Our guidance for 2012 research and development expenses includes our ongoing and planned studies, including the post-marketing Phase 3 study in PTCL and additional investigator sponsored studies. Mundipharma's reimbursements to Allos for 40% of jointly funded clinical trials are recorded in license and other revenue as discussed above.

        We expect the non-cash stock-based compensation portion of research and development expense to decrease in 2012 as compared to 2011, as discussed in more detail in the Stock-based Compensation Expense section below.

        Our research and development expenses of $22.2 million, $31.4 million and $32.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, were related to the FOLOTYN development program. Since our in-licensing of FOLOTYN in December 2002 through December 31, 2011, we have incurred direct external costs of approximately $79.1 million associated with the development of FOLOTYN, including $73.3 million related to research and development expenses for FOLOTYN and an additional $5.8 million related to the payment of a milestone as a result of the FDA's approval to market FOLOTYN on September 24, 2009, which was capitalized as an intangible asset on our balance sheet. Within the FOLOTYN development program, the only direct external costs that are tracked at the target cancer indication level relate to our clinical study costs. All other costs are tracked for the FOLOTYN development program overall and not by the target cancer indication level. The direct external costs that we track at the target cancer indication level represent approximately 25% of our total research and development expenses. The remaining 75% of our total research and development expenses are indirect costs related to the FOLOTYN development program, which consist primarily of salaries, benefits and stock-based compensation for all clinical, regulatory affairs, biostatistical analysis and manufacturing personnel, consulting and professional fees, including costs associated with our regulatory filings for FOLOTYN, facilities costs and other internal-shared resources related to the development and maintenance of infrastructure, systems and processes.

        The following table summarizes the approximate percentage of direct external costs related to clinical studies that are tracked at the indication level for each of the three years ended December 31:

Target Cancer Indication	2011	2010	2009
Hematologic malignancies	75%	50%	30%
Solid tumors	25%	50%	70%

        For 2012 and moving forward, we intend to continue prioritizing our resources on the development and commercialization of FOLOTYN for the treatment of PTCL, CTCL and other hematologic malignancies and expect substantially all of our direct external costs to be related to these target indications.

        The timing and costs to complete the successful clinical development of FOLOTYN for additional indications is highly uncertain, and therefore difficult to estimate. The lengthy process of seeking regulatory approvals for additional indications, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources. Clinical development timelines, likelihood of success and total costs vary widely and are impacted by a variety of factors, including those discussed in the "Risk Factors" section of Part I, Item 1A above. Because of these risks and uncertainties, we cannot predict whether or when we will successfully complete the development of FOLOTYN for any additional indications or the ultimate costs of such efforts. Additional information regarding the nature of our efforts and steps we believe will be necessary to complete the development of FOLOTYN for additional indications and to obtain additional regulatory approvals is set forth under the heading "FDA Approval Process" in Item 1 above.

        Selling, general and administrative.    Selling, general and administrative expenses include costs for sales and marketing activities, corporate development, medical affairs, executive administration, corporate offices and related infrastructure.

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Selling, general and administrative expenses	$67.8	$78.8	$44.4

        The $11.0 million decrease in selling, general and administrative expenses in 2011 as compared to 2010 was primarily due to the following:

  •
  a $5.5 million decrease in personnel and related travel and infrastructure costs, mainly attributable to reduced headcount;

  •
  an $6.9 million decrease in sales and marketing costs primarily due to reduced promotional expenses, advisory boards, market research and costs related to trade shows; and

  •
  a $1.1 million decrease in contributions and educational grants.

This decrease was partially offset by a $2.8 million net increase in consulting and professional fees related to the proposed merger with AMAG, which was terminated on October 21, 2011, and is net of the approximately $1.8 million for reimbursement of expenses paid by AMAG in October 2011 as a result of the termination of the Merger Agreement on October 21, 2011.

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

        We expect selling, general and administrative expenses for 2012, excluding non-cash stock-based compensation expense, to be approximately $48 million compared to approximately $60 million for

2011. This projected decrease from 2011 is expected to be primarily due to decreases in personnel costs, external sales and marketing costs and business development-related professional fees.

        We expect the non-cash stock-based compensation portion of selling, general and administrative expense to decrease in 2012 as compared to 2011, as discussed in more detail in the Stock-based Compensation Expense section below.

        Amortization of intangible asset.    Amortization of intangible asset represents amortization expense of capitalized license costs over the expected patent life of the related product.

        Amortization intangible asset expense for the years ended December 31, 2011, 2010 and 2009 was $454,000, $454,000 and $121,000, respectively. The expense was due to the amortization of the $5.8 million intangible asset resulting from a milestone payment under the FOLOTYN License Agreement in September 2009 discussed further in the "Obligations and Commitments" section below. Amortization expense is being recorded on a straight line basis over the estimated remaining life of the composition of matter patent for FOLOTYN, which we expect to last until July 16, 2022. This includes the anticipated Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development. This term is our best estimate of the life of the patent. If, however, the Hatch-Waxman extension is not granted, the intangible asset will be amortized over a shorter period.

        We expect amortization of intangible asset expense for 2012 to be approximately $454,000.

        Stock-based Compensation Expense. Stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 has been recognized in our Statements of Operations as follows:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Research and development	$3.4	$3.3	$2.4
Selling, general and administrative	8.2	8.1	6.3

Total stock-based compensation expense	$11.6	$11.4	$8.7

        Stock-based compensation expense, by equity award type for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Stock options	$3.6	$9.0	$8.1
Restricted stock units	7.9	2.2	0.4
Restricted stock	—	—	0.1
Employee stock purchase plan	0.1	0.2	0.1

Total stock-based compensation expense	$11.6	$11.4	$8.7

        Effective August 24, 2010, James V. Caruso, our former Executive Vice President, Chief Commercial Officer, departed the Company. As a result of Mr. Caruso's departure, we adjusted the forfeiture rate applied to his equity compensation, which resulted in a one-time $787,000 reversal of selling, general and administrative stock-based compensation expense during the year ended December 31, 2010, of which $605,000 related to stock option awards and $182,000 related to restricted stock unit awards, or RSUs.

        Effective September 30, 2009, Pablo J. Cagnoni, M.D., our former Senior Vice President, Chief Medical Officer, resigned. As a result of his resignation, we adjusted the forfeiture rate applied to his equity compensation, which resulted in a one-time $906,000 reversal of research and development stock-based compensation expense during the year ended December 31, 2009, of which $699,000 related to stock option awards, $166,000 related to restricted stock awards and $41,000 related to RSUs.

        As of December 31, 2011, the unrecognized stock-based compensation balance and estimated weighted-average remaining amortization period by equity award type was as follows:

	Unrecognized stock-based compensation balance	Weighted- average remaining amortization period
	(in millions)
Stock options	$2.7	1.4
Restricted stock units	6.4	1.5

        Stock-based compensation expense in fiscal year 2012 is expected to be approximately $9 million, of which approximately $2.5 million and $6.5 million are expected to be recorded in research and development and selling, general and administrative expenses, respectively. The projected decrease in stock-based compensation expense in 2012 as compared to 2011 is primarily due to the restricted stock units that were granted to existing employees in February 2012 pursuant to our annual grants, vesting over 4 years instead of 3 years for the 2011 and 2010 grants and had a lower fair value at the grant date compared to the previous grants. Therefore, the related stock-based compensation expense for 2012 is expected to decrease as compared to 2011.

        Interest and Other Income, Net.    Interest income, net of interest expense, for the years ended December 31, 2011, 2010 and 2009 was $85,000, $1.5 million and $380,000, respectively. The $1.4 million decrease in 2011 as compared to 2010 was primarily due to the Therapeutic Discovery Tax Credit received in 2010 totaling approximately $1.5 million, with no corresponding amount in 2011 and lower yields on our cash, cash equivalents and investments in 2011. The $1.1 million increase in 2010 as compared to 2009 was primarily due to the Therapeutic Discovery Tax Credit, which we elected to receive in the form of a cash payment, or grant totaling approximately $1.5 million and a realized loss of approximately $157,000 on the sale of certain of our investments during the year ended December 31, 2009, with no corresponding amount for the same period in 2010, offset by lower yields on our cash, cash equivalents and investments. We have the ability and intent to hold our remaining investments in marketable securities to recover the entire amortized cost basis of the investments as of December 31, 2011, although we monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

        Income Taxes.    Income tax benefit for the years ended December 31, 2011, 2010 and 2009 was $7,000, $78,000 and $77,000, respectively. The income tax benefit recorded for the years ended December 31, 2011, 2010 and 2009 were related to a refundable research and experimentation income tax credit received during the respective period. As of December 31, 2011, we had available approximately $319.1 million of net operating loss, or NOL, carryforwards, after taking into consideration NOLs expected to expire unused due to the limitations under Section 382 of the Internal Revenue Code, and which includes approximately $9.2 million of deductions related to stock-based compensation that are not realized as deferred tax assets until current taxes payable can be reduced. Of these NOL carryforwards, $6.2 million will expire in 2012 and the remaining NOL carryforwards expire in 2018 through 2031. In addition, as of December 31, 2011, we had research and development credit and orphan drug credit carryforwards, after taking into consideration the Section 382 limitation, of $5.2 million and $7.0 million, respectively, to offset future regular tax expense. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with shareholders' subsequent disposition of those shares, has resulted in four changes of control in 1994, 1998, 2001 and 2005, as defined by Section 382. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% within a three-year period. As a result of the most recent ownership change in 2005, utilization of approximately $59.9 million of NOL carryforwards generated prior to the latest change are subject to an annual limitation of approximately $2.2 million under Section 382, determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. Additionally, we have a recognized built-in gain that increased the annual limitation by $3.3 million for each of the five years after the 2005 ownership change. Any unused annual limitation may be carried over to subsequent years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of the Company's net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Subsequent ownership changes, as defined in Section 382, could further limit the amount of our NOL carryforwards and research and development credits that can be utilized annually to offset future taxable income.

Liquidity and Capital Resources

        As of December 31, 2011, we had $97.8 million in cash, cash equivalents, and investments. Of this amount, $87.4 million was held in money market funds and cash accounts and $10.4 million was held in U.S. Treasury notes, certificates of deposit and high-grade corporate notes with a weighted average duration of the remaining time to maturity of less than one month. Until required for use in our business, we invest our cash reserves in bank deposits, money market funds, certificates of deposit, high-grade corporate notes and U.S. government instruments in accordance with our investment policy.

        During the three years ended December 31, 2011, we have financed our operations primarily through public sales of our equity securities, which have resulted in net proceeds to us of $205.5 million. In addition, we began generating sales of FOLOTYN in the fourth quarter of 2009. Net product sales were $50.5 million, $35.2 million and $3.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, which partially offset our operating costs and expenses for the respective periods. Our key objective for 2012 is to increase sales of FOLOTYN in the United States. We expect FOLOTYN net product sales to be in the range of $50 to $55 million for 2012. This estimate is reflective of the 5% price increase effective January 1, 2012. As further discussed above, we experienced an increase in net product sales of approximately $3.2 million, or $0.03 per share of common stock, in the fourth quarter of 2011 relating to an increase in our distributors' year-end 2011 inventory levels as compared to average inventory levels for 2011. We believe that our quarterly net product sales may continue to fluctuate and will be difficult to predict as the inventory levels of our distributors are not within our control and our distributors may increase or reduce their inventory levels on a quarterly basis, which could cause our net product sales and operating results to fluctuate significantly.

        Net cash used to fund our operating activities for the years ended December 31, 2011, 2010 and 2009 was $0.8 million, $63.7 million and $62.2 million, respectively. The decrease in cash used to fund operating activities for the year ended December 31, 2011 as compared to the same period in 2010 is primarily due to the $50 million upfront payment we received in May 2011 under the Mundipharma Collaboration Agreement discussed above.

        We expect to end 2012 with approximately $74 million to $78 million in total cash, cash equivalents and investments. Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments as of December 31, 2011 should be adequate to support our operations through at least early 2015, although there can be no assurance that this can, in fact, be accomplished. This projection is based on certain assumptions for modeling purposes only (and in the case of future revenue levels, should not be considered our financial guidance), including: (i) annual net product sales levels and cost of sales for 2012 through 2015 remaining consistent with our actual results for fiscal year 2011, and (ii) our annual cash-based operating expenditures, excluding cost of sales, non-cash stock-based compensation and depreciation expense and net of expected reimbursements from Mundipharma for jointly funded clinical trials, approximating $72 to $75 million per year for 2012 through 2015. Actual financial results for 2012 will vary based upon many factors, including the growth of FOLOTYN sales and the rate of patient enrollment in ongoing clinical trials of FOLOTYN. Growth in U.S. sales or potential milestone payments and royalties associated with regulatory approval of FOLOTYN in the European Union have the potential to further extend our cash resources assuming our costs remain consistent with our projections. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

        Net cash provided by investing activities for the year ended December 31, 2011 was $39.9 million and consisted primarily of proceeds from maturities of investments offset by purchases of investments. Net cash used in investing activities for the year ended December 31, 2010 was $34.0 million and consisted primarily of purchases of investments in marketable securities, partially offset by the proceeds from maturities of investments in marketable securities. Net cash provided by investing activities for the year ended December 31, 2009 was $28.0 million and consisted of the proceeds from maturities and sales, net of purchases of investments in marketable securities, partially offset by $5.8 million of cash paid related to the milestone payment made under the FOLOTYN License Agreement upon FDA approval in September 2009 and $1.4 million for the acquisition of property and equipment.

        Net cash provided by financing activities for the year ended December 31, 2011 was $60,000 and consisted primarily of proceeds from the issuance of common stock associated with stock options exercised by our employees and sales of stock under our employee stock purchase plan. Net cash provided by financing activities for the year ended December 31, 2010 was $4.6 million and consisted primarily of proceeds from the issuance of common stock associated with stock options exercised by our employees and sales of stock under our employee stock purchase plan. Net cash provided by financing activities for the year ended December 31, 2009 was $145.0 million and consisted of $47.0 million of net proceeds from the sale of 7,750,000 shares of common stock in April 2009, $93.1 million of net proceeds from the sale of 14,000,000 shares of common stock in October 2009, and $4.9 million of proceeds from the issuance of common stock associated with stock options exercised by our employees and sales of stock under our employee stock purchase plan.

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

        We may seek to obtain this additional capital through equity or debt financings, arrangements with corporate partners, or from other sources. Such financings or arrangements, if successfully consummated, may be dilutive to our existing stockholders. However, there is no assurance that additional financing will be available when needed, or that, if available, we will obtain such financing on terms that are favorable to our stockholders or us. In the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development, which we might otherwise seek to develop or commercialize ourselves, on terms that are less favorable than might otherwise be available. If we are unable to significantly increase sales of FOLOTYN or cannot otherwise raise sufficient additional funds to support our operations, we may be required to reduce the scope of our commercial operations, or forego commercial opportunities, and our business and future prospects for profitability may be harmed.

Obligations and Commitments

        Below is a schedule of the timing of contractual commitments, by fiscal year, related to our leases, service contracts and license agreements. We currently have no off-balance sheet arrangements.

	2012	2013 to 2014	2015 to 2016	After 2016	Total
Operating lease obligations	$1,063,000	$148,000	$—	$—	$1,211,000
Development cost differential payment	—	—	—	14,777,000	14,777,000

Total obligations	$1,063,000	$148,000	$—	$14,777,000	$15,988,000

        Operating lease obligations represent our future minimum rental commitments for non-cancelable operating leases for our facilities and automobiles. We lease our corporate headquarters facility pursuant to a lease agreement that expires on January 31, 2013. Our lease for an office in Princeton, New Jersey expires on September 30, 2012.

        We and Mundipharma are currently seeking regulatory approval to market FOLOTYN in Europe for the treatment of patients with relapsed or refractory PTCL. In December 2010, the MAA was accepted for review by the EMA. In the event we obtain regulatory approval to market FOLOTYN in Europe, we are required to make a milestone payment of $3.5 million under the terms of the FOLOTYN License Agreement.

        Under the terms of the FOLOTYN License Agreement, we also owe the licensors sublicense fees equal to 20% of any milestone payments received from Mundipharma. In the event we obtain conditional approval of FOLOTYN in Europe, we would receive a potential milestone from Mundipharma of $14.5 million under the Mundipharma Collaboration Agreement, of which $5.7 million would be payable by us to the licensors under the terms of the FOLOTYN License Agreement. The $5.7 million is comprised of the $3.5 million milestone payment discussed above and $2.2 million of sublicense fees (or 20% of $14.5 million less $3.5 million). Upon the first reimbursable commercial sale of FOLOTYN in at least three major market countries in the European Union, we would receive a milestone payment from Mundipharma of $10.0 million, of which $2.0 million would be payable by us to the licensors.

        Under the Mundipharma Collaboration Agreement, Mundipharma is initially responsible for 40% of the joint development costs incurred by the parties, which increases to 50% (a) in the calendar quarter after Mundipharma receives conditional approval to market FOLOTYN for relapsed or refractory PTCL in the European Union pursuant to the currently pending MAA, which approval must be received no later than December 31, 2012, or (b) if such conditional approval is not obtained, the later of (i) the calendar quarter of the first approval of FOLOTYN in the European Union for relapsed or refractory PTCL (other than pursuant to clause (a) above) or first-line PTCL, and (ii) the first calendar quarter in which the development cost differential equals or exceeds $15 million. The "development cost differential" is defined as the cumulative amount of joint development costs that Mundipharma would have incurred if it was responsible for 50% of the joint development costs rather than its initial 40% share. To the extent that this development cost differential does not meet or exceed $15 million by December 31, 2019, and if conditional approval in the European Union has not been obtained, then we are required to pay Mundipharma the difference between $15 million and the amount of the development cost differential as of December 31, 2019. As of December 31, 2011, the development cost differential of $223,000 was included in the allocable Mundipharma arrangement consideration, and our contingent payment obligation related to the development cost differential was approximately $14.8 million and is included in long-term deferred revenue and other liabilities in the Balance Sheet.

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

        We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party. Title to the product passes upon delivery to our distributors, when the risks and rewards of ownership are assumed by the distributor (freight on board destination). These distributors then resell FOLOTYN to the patients' respective health care providers. Prior to the fourth quarter of 2010, product sales to distributors were recorded as deferred revenue until the product was sold through from our distributors to patients' respective health care providers because we did not have sufficient history to be able to reasonably estimate returns. Beginning in the fourth quarter of 2010, we began recognizing revenue as product was sold to the distributors as we established a sufficient history in order to reasonably estimate returns from our distributors. Consequently, for the year ended December 31, 2010, we recognized a one time increase of $604,000 in net product sales of FOLOTYN, or $0.01 per share of common stock, representing product sales previously deferred as of December 31, 2009, net of distributor fees and estimated product returns, government rebates and chargebacks. We noted an increase in net product sales of approximately $3.2 million, or $0.03 per share of common stock, in the fourth quarter of 2011 relating to an increase in our distributors' year-end 2011 inventory levels as compared to average inventory levels for 2011. We monitor inventory levels within our distribution channel and sales to end users, or health care providers, to determine whether deferral of sales is required. No such deferrals were recorded at December 31, 2011.

Net Product Sales

        Net product sales represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments include distributor fees and estimated allowances for product returns, government rebates and chargebacks to be incurred on the selling price of FOLOTYN related to the respective product sales. Distributor fees are incurred on the management of our product by distributors. These distributor fees are recorded within net product sales and are based on definitive contractual agreements. We estimate gross to net sales adjustments based upon analysis of third-party information, including information obtained from our primary distributors with respect to their inventory levels and sell-through to the distributors' customers. Due to estimates and assumptions inherent in determining the amount of returns, rebates and chargebacks, the actual amount of returns and claims for rebates and chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly. Product sales allowances and accruals are based on definitive contractual agreements or legal requirements (such as Medicaid laws and regulations) related to the purchase and/or utilization of the product by these entities. Allowances and accruals are recorded in the same period that the related revenue is recognized.

        Net product sales for the year ended December 31, 2011 include $3.0 million, or $0.03 per share of common stock, related to the sale of FOLOTYN for use in a clinical trial being conducted by an unrelated party. We cannot predict the timing or amount of such future sales, if any. Since this sale relates to product used for a clinical trial, the sale was not subject to government rebates and chargebacks and no such reserves were recorded on this sale.

Product Returns

        Our distributors' contractual return rights are limited to defective product or product that was shipped in error. Returns are not contractually allowed for expired product. Given these limited contractual return rights, the high price of FOLOTYN and the limited number of patients in the United States, FOLOTYN distributors and their customers generally carry limited inventory. We estimated product returns for FOLOTYN based upon actual returns history within our distribution channel, which were consistent with historical trends of product returns for similar companies in the pharmaceutical industry. The actual returns history within our distribution channel is derived from third-party information obtained from certain distributors with respect to their inventory levels and sell-through to the distributors' customers. We will continue to monitor the historical trend of returns, including the impacts on this trend of product expiry dates and may be required to make future adjustments to our estimates.

Medicaid Rebates

        Our product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. We record estimated rebates payable under governmental programs, including Medicaid, as a reduction of revenue at the time revenues are recorded. Our calculations related to these rebate accruals require estimates, including estimates of customer mix primarily based on a combination of market and clinical research, to determine which sales will be subject to rebates and the amount of such rebates. During the first quarter of 2010, we obtained additional market research and were able to refine our estimated Medicaid utilization, which resulted in a reversal of Medicaid rebate allowances related to 2009 sales totaling $208,000. Our estimate of utilization is based on market research and information about our expected patient population. Through December 31, 2011, we have not had sufficient claims from states for rebates with which to update our estimate. However, when we have sufficient claims history, we will consider such history in our estimate which could result in a change in our estimate. We also consider any legal interpretations of the applicable laws related to Medicaid and qualifying federal and state government programs and any new information regarding changes in the Medicaid programs' regulations and guidelines that would impact the amount of the rebates. In March 2010, the PPACA was enacted, which increased the Medicaid rebate percentage from 15.1% to 23.1%, retroactive to January 1, 2010. We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. For reference purposes, a 10% increase in the Medicaid utilization percentage within our patient population as of December 31, 2011, would result in an approximate $1.7 million reduction in cumulative net product sales.

Government Chargebacks

        Our products are subject to certain programs with federal government qualified entities whereby pricing on products is discounted below distributor list price to participating entities. These entities purchase products through distributors at the discounted price, and the distributors charge the difference between their acquisition cost and the discounted price back to us. We account for chargebacks by establishing an accrual in an amount equal to our estimate of chargeback claims at the time of product sale. We do not expect the impact of the 340B Public Health Services drug discount program expansion included in the PPACA to significantly change our estimated government chargeback accruals because drugs approved under an Orphan Drug designation were specifically excluded from the provisions of the PPACA. The FDA has awarded orphan drug status to FOLOTYN for the treatment of patients with T-cell lymphoma, which includes patients with relapsed or refractory PTCL. We evaluate previously recorded chargebacks based on data regarding specific entities' lack of claim activity over time. As a result of this evaluation, during 2011 we recorded a reversal of government chargeback allowances related to 2010 sales totaling $948,000. Due to estimates and assumptions inherent in determining the amount of government chargebacks, the actual amount of claims for chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly.

License and Other Revenue Recognition

        In May 2011, we entered into a strategic collaboration agreement with Mundipharma, or the Mundipharma Collaboration Agreement, pursuant to which we agreed to collaborate in the development of FOLOTYN according to a mutually agreed-upon development plan, as updated by the parties from time to time. Under the Mundipharma Collaboration Agreement, we retain full commercialization rights for FOLOTYN in the United States and Canada with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world, or the Mundipharma territories. We received an upfront payment of $50.0 million upon execution of the Mundipharma Collaboration Agreement and may receive potential regulatory milestone payments of up to $21.5 million and commercial progress- and sales-dependent milestone payments of up to $289.0 million. Of the $310.5 million in total potential milestone payments, we have determined that any regulatory milestone payments that may become due upon approval of FOLOTYN by regulatory agencies other than in the European Union, and all commercial milestone payments, are contingent consideration and will be accounted for as revenue in the period in which the respective revenue recognition criteria are met. Included in the $21.5 million of potential regulatory milestone payments is a $14.5 million milestone payment related to obtaining conditional approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL in the European Union, which is deemed to be a substantive milestone given the ongoing regulatory services we are providing related to the underlying European Marketing Authorisation Application, or MAA, and will be accounted for as revenue in the period in which the milestone is achieved. The remaining $296.0 million in total potential milestone payments are not deemed to be substantive for accounting purposes and will be recognized when the appropriate revenue recognition criteria have been met. In the event Mundipharma achieves the first reimbursable commercial sale of FOLOTYN in at least three major market countries in the European Union we would receive a milestone payment from Mundipharma of $10.0 million, which is included in the $289.0 million of commercial milestone payments discussed above. We are also entitled to receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma's licensed territories.

        Under the initial development plan for FOLOTYN mutually agreed-upon by Allos and Mundipharma, or the Development Plan, the parties have agreed to conduct and jointly fund the following:

  •
  all studies required by the FDA as a condition of the accelerated approval of FOLOTYN for relapsed or refractory PTCL, or the FDA Post-Approval Studies, including the ongoing and planned Phase 3 registration studies of FOLOTYN in patients with newly diagnosed PTCL and in patients with relapsed or refractory CTCL; and

  •
  certain clinical studies to assess the safety and efficacy of FOLOTYN in children, or the EMA Pediatric Studies, which we previously agreed to conduct as a condition of the EMA's acceptance of the MAA for review.

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

        Under the Mundipharma Collaboration Agreement, Mundipharma is initially responsible for 40% of the joint development costs incurred by the parties, which increases to 50% (a) in the calendar quarter after Mundipharma receives conditional approval to market FOLOTYN for relapsed or refractory PTCL in the European Union pursuant to the currently pending MAA, which approval must be received no later than December 31, 2012, or (b) if such conditional approval is not obtained, the later of (i) the calendar quarter of the first approval of FOLOTYN in the European Union for relapsed or refractory PTCL (other than pursuant to clause (a) above) or first-line PTCL, and (ii) the first calendar quarter in which the development cost differential equals or exceeds $15.0 million. The "development cost differential" is defined as the cumulative amount of joint development costs that Mundipharma would have incurred if it was responsible for 50% of the joint development costs rather than its initial 40% share. To the extent that this development cost differential does not meet or exceed $15.0 million by December 31, 2019, and if conditional approval in the European Union has not been obtained, then we are required to pay Mundipharma the difference between $15.0 million and the amount of the development cost differential as of December 31, 2019.

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

        As of December 31, 2011, the development cost differential of $0.2 million was included in the allocable Mundipharma arrangement consideration, and our contingent payment obligation related to the development cost differential was approximately $14.8 million and is recorded as an other long-term liability on the Balance Sheet. We record the joint development cost reimbursements received from Mundipharma as license and other revenue in the Statement of Operations; and we record the full amount of our joint development costs as research and development expense.

        In connection with the Mundipharma Collaboration Agreement, we entered into a separate supply agreement with Mundipharma Medical Company, an affiliate of Mundipharma, pursuant to which we have agreed to supply FOLOTYN for use in clinical trials for which Mundipharma bears operational responsibility and to support Mundipharma's commercial requirements. We refer to this as the Mundipharma Supply Agreement, and we refer to the Mundipharma Supply Agreement and the Mundipharma Collaboration Agreement together as the Mundipharma Agreements.

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

  •
  Research and development services provided by Allos related to jointly agreed-upon clinical development activities through approximately 2022, with cost sharing as discussed above; and

  •
  Clinical trial supply obligations to supply FOLOTYN for use in the EMA Pediatric Studies.

        We did not include the obligation to provide clinical trial supplies for any additional future clinical studies for which Mundipharma may bear operational responsibility as a separate deliverable, as there were no such clinical studies included in the initial Development Plan at the inception of the arrangement, and no such clinical studies have been subsequently added. Under the Mundipharma Agreements, Mundipharma has the option to either order clinical supply for these potential future clinical studies from us or obtain the supplies from other third-party manufacturers. Further, pursuant to the Mundipharma Collaboration Agreement, we granted Mundipharma a non-exclusive right and license, with the right to sublicense, under our manufacturing know-how and patents, to manufacture FOLOTYN for use in accordance with the Mundipharma Collaboration Agreement. Both the manufacturing license and Mundipharma's access to all information necessary or useful for the manufacturing and testing of FOLOTYN were delivered effective upon execution of the Mundipharma Collaboration Agreement. In addition, pursuant to the Supply Agreement, we have agreed to provide such other reasonable assistance as required to enable Mundipharma or its permitted sublicensee to manufacture FOLOTYN. However, we have determined that this effort is an inconsequential or perfunctory performance obligation and as a result have not included this as a deliverable in the arrangement.

        The supply of FOLOTYN for Mundipharma's commercial requirements is contingent upon the receipt of regulatory approvals to commercialize FOLOTYN in the Mundipharma territories. Because our commercial supply obligation is contingent upon the receipt of future regulatory approvals, and there were no binding commitments or firm purchase orders pending for commercial supply at or near the execution of the agreement, our commercial supply obligation is deemed to be contingent and is not valued as a deliverable under the Mundipharma Agreements. As of December 31, 2011, no clinical or commercial supply has been delivered under the Mundipharma Supply Agreement. If Mundipharma orders the supplies from us, the pricing for this supply would equal our third-party manufacturing cost plus a pre-negotiated percentage, which we have determined is not at a significant incremental discount to market rates.

        Under the Mundipharma Agreements, the parties have agreed to establish and participate on several joint committees to facilitate the governance and oversight of the parties' activities under the agreements. We have considered whether our participation on the joint committees may be a deliverable and determined that it was not a deliverable. Had we considered our participation on the joint committees as a deliverable, it would not have had a material impact on our accounting for the arrangement based on our analysis of the maximum potential estimated selling price of such participation.

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

		Impact of change in Present Value Factor on allocated arrangement consideration
	Present Value Factor Used			Expected Completion
		1% increase	1% decrease
Licenses	22%	(560,000)	550,000	Completed
Regulatory	6%	90,000	(170,000)	May 10, 2012
Research and development	10%	470,000	(380,000)	2022

The impact of a 1% change in the present value factors on the resulting allocated arrangement consideration allocated to the clinical supply deliverable is not material.

        Because delivery of the Licenses occurred upon the execution of the Mundipharma Collaboration Agreement in May 2011 and there is no general right of return, all $22.7 million of allocated arrangement consideration related to the Licenses was recognized as revenue during the year ended December 31, 2011.

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

        As of December 31, 2011, no clinical supply has been delivered under the Mundipharma Supply Agreement, therefore, there was no revenue recognized during the year ended December 31, 2011 related to this deliverable.

        Revenues recognized in the Statement of Operations related to the Mundipharma Agreements were as follows:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
License	$22.7	$—	$—
Regulatory	1.8	—	—
Research and development	1.1	—	—

License and other revenue	$25.6	$—	$—

        License and other revenue for the year ended December 31, 2011 includes $0.9 million related to the 40% joint development cost reimbursement under the Mundipharma Agreements.

        As of December 31, 2011, accounts receivable related to the Mundipharma Agreements totaled $0.4 million. As of December 31, 2011, deferred amounts related to the Mundipharma Agreements consisted of:

	December 31,
	2011	2010
	(in millions)
Current deferred revenue	$3.5	$—

Long-term deferred revenue	$7.0	$—
Development cost differential contingent payment	$14.8	—

Long-term deferred revenue and other liabilities	$21.8	$—

        Cost of license and other revenue in the Statement of Operations for the year ended December 31, 2011 was $11.7 million and consisted of 20% of the $50.0 million upfront payment, or $10.0 million, which was paid to the licensors of FOLOTYN under the terms of the FOLOTYN License Agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute. In addition, $1.7 million of costs were incurred in connection with the regulatory services provided related to the European MAA.

Research and Development

        Research and development expenditures are charged to expense as incurred. Research and development expenses include the costs of certain personnel, preclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, third party manufacturing costs for development of drug materials for use in clinical trials and preclinical studies and licensing fees for our product candidates prior to FDA approval. All finished drug inventory costs associated with production activities in our third party manufacturing facilities prior to receiving FDA approval for such facilities and prior to receiving regulatory approval to market our product are expensed to research and development expenses. We accrue research and development expenses for activity as incurred during the fiscal year and prior to receiving invoices from clinical sites and third party clinical and preclinical research organizations. We accrue external costs for clinical and preclinical studies based on an evaluation of the following: the progress of the studies, including patient enrollment, dosing levels of patients enrolled, estimated costs to dose patients, invoices received, and contracted costs with clinical sites and third party clinical and preclinical research organizations. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates. During the years ended December 31, 2011, 2010 and 2009, we did not have any changes in estimates that resulted in material adjustments to research and development expenses accrued in the prior period.

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

        Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense. As of December 31, 2011, the reduced-cost finished goods inventory has been substantially utilized. Had this reduced-cost inventory been capitalized, the impact to our research and development expense and cost of sales, excluding amortization expense, would not have been material in any of the three years in the period ended December 31, 2011.

Stock-based Compensation Expense

        We have several stock-based compensation plans under which incentive and non-qualified stock options, RSUs and restricted stock may be granted, and an employee stock purchase plan. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). We provide an estimate of forfeitures at initial grant date.

        During the years ended December 31, 2011, 2010 and 2009, we recorded stock-based compensation expense of approximately $11.6 million, $11.4 million and $8.7 million, respectively, related to stock-based awards, including stock options, RSUs, restricted stock and our employee stock purchase plan. As of December 31, 2011, the unrecognized deferred stock-based compensation balance related to these stock-based awards was approximately $9.1 million and will be recognized over the remaining vesting periods of the awards. Judgments and estimates must be made and used in determining the factors used in calculating the fair value of stock-based awards, including the expected forfeiture rate of our stock-based awards, the expected life of our stock-based awards, and the expected volatility of our stock price. For more information on stock-based compensation expense during the year ended December 31, 2011, refer to Note 6 "Stock-Based Compensation Plans" of the Notes to our Financial Statements included in Part IV, Item 15 of this report.

Recent Accounting Pronouncements

        We reviewed recently issued accounting pronouncements and plan to adopt those that are applicable to us. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our financial instruments as of December 31, 2011 consisted of cash, cash equivalents, investments, accounts receivable, prepaid expenses, accounts payable and accrued liabilities. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The weighted average duration of the remaining time to maturity for our portfolio of investments in marketable securities as of December 31, 2011 was less than one month. As of December 31, 2011, our investments of $10.4 million were all classified as held-to-maturity and were held in a variety of interest-bearing instruments, consisting mainly of U.S. Treasury notes. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of December 31, 2011. The value of our investments may be adversely affected by rating downgrades or bankruptcies affecting the issuers of such securities, whether caused by instability in the global financial markets, lack of liquidity in the credit and capital markets, or other factors. We have the ability and intent to hold our remaining investments in marketable securities to recover the entire amortized cost basis of the investments as of December 31, 2011, although we monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that as a result of the material weakness described below, our disclosure controls and procedures were not effective as of December 31, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weakness described below, management, based upon the work performed during the restatement process, has concluded that our financial statements for the annual periods included in this report are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented herein.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. Based on its assessment, management determined that, as of December 31, 2011, as a result of the restatement of the accounting for the Mundipharma arrangement described in Note 11 to the financial statements included in this report, there was a material weakness in our internal control over the evaluation of, and accounting for, complex multiple element revenue arrangements. Accordingly, our principal executive officer and principal financial officer have concluded that the Company's internal control over financial reporting was not effective as of December 31, 2011.

        In addition, the effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report on pages 78-79 of this report.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Remediation of Material Weakness

        Subsequent to the identification of the material weakness related to the evaluation of, and accounting for, complex multiple element revenue arrangements, the Company is re-evaluating its accounting and financial reporting controls for complex multiple element revenue arrangements, including the application of the provisions of Accounting Standard Codification Topic 605-25 "Revenue Recognition—Multiple-Element Arrangements" to any future agreements that include complex multiple elements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Allos Therapeutics, Inc.

        We have audited Allos Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Allos Therapeutics, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in the controls related to the Company's evaluation of, and accounting for, complex multiple element revenue arrangements. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allos Therapeutics, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2011. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2011 financial statements and this report does not affect our report dated March 23, 2012, which expressed an unqualified opinion on those financial statements.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Allos Therapeutics, Inc. has not maintained effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

/s/ Ernst & Young LLP

Denver, Colorado
March 23, 2012

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item concerning our directors is incorporated by reference to the information to be set forth in the section entitled "Proposal 1—Election of Directors" in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2011, or the Proxy Statement. The information required by this Item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance." The information required by this Item concerning the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled "Information Regarding the Director Nomination Process." The information required by this Item concerning our Audit Committee is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled "Audit Committee." The balance of the information required by this Item, except as otherwise set forth below, is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled "Executive Officers."

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	10,696,871	$5.90	(1)	12,429,225	(2)(3)
Equity compensation plans not approved by security holders	—	—		—

Total	10,696,871	$5.90	(1)	12,429,225	(2)(3)

(1)
Weighted-average exercise price of outstanding options and rights excludes restricted stock unit awards, as they have no exercise price.

(2)
Includes 10,428,262 shares of common stock available for future issuance under our 2008 Equity Incentive Plan. All stock awards granted under our 2008 Equity Incentive Plan after the June 24, 2008 effective date thereof, other than stock options and stock appreciation rights granted with an exercise price of at least 100% of such stock award's fair market value on the date of grant, reduce the number of shares available for issuance under our 2008 Equity Incentive Plan by 1.35 shares per share granted pursuant to the stock award. Shares of common stock that revert to and again become available for issuance under our 2008 Equity Incentive Plan and that prior to such reversion were granted pursuant to a stock award that reduced the number of shares available under our 2008 Equity Incentive Plan by 1.35 shares per share granted pursuant to such stock award, will cause the number of shares of our common stock available for issuance under our 2008 Equity Incentive Plan to increase by 1.35 shares upon such reversion.

(3)
Includes 2,000,963 shares of common stock available for future issuance under our 2001 Employee Stock Purchase Plan.

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

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation.	8-K	7/20/2009	3.1
3.02	Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	7/20/2009	3.2
3.03	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	7/20/2009	3.3
3.04	Certificate of Amendment to the Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	7/20/2009	3.4
3.05	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	6/25/2010	3.1
3.06	Amended and Restated Bylaws of Allos Therapeutics, Inc.	8-K	6/25/2007	3.04
4.01	Form of Common Stock Certificate.	S-1/A	3/17/2000	4.01
4.02	Reference is made to Exhibits 3.01, 3.02, 3.03, 3.04 and 3.05.
4.03	Rights Agreement dated May 6, 2003 between Allos and Mellon Investor Services LLC.	8-K	5/9/2003	99.2
4.04	Form of Rights Certificate.	8-K	5/9/2003	99.3
4.05	Amendment to Rights Agreement dated March 4, 2005 between Allos and Mellon Investor Services LLC.	8-K	3/4/2005	4.06

			Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Number	Filed Herewith
4.06		Amendment to Rights Agreement dated January 29, 2007 between Allos and Mellon Investor Services LLC.	8-K	1/30/2007	4.1
4.07		Amendment to Rights Agreement, dated as of July 17, 2009, between Allos and Mellon Investor Services LLC.	8-K	7/20/2009	4.1
10.1	†	Form of Amended and Restated Indemnity Agreement between Allos and each of its directors and officers.	8-K	6/25/2007	10.01
10.2	†	1995 Stock Option Plan, as amended.	S-1	1/26/2000	10.11
10.3	†	2000 Stock Incentive Compensation Plan, as amended.	8-K	12/22/2005	10.1
10.3.1	†	Form of Incentive Stock Option Letter Agreement under 2000 Stock Incentive Compensation Plan.	8-K	2/11/2005	99.1
10.3.2	†	Form of Nonqualified Stock Option Letter Agreement under 2000 Stock Incentive Compensation Plan.	8-K	2/11/2005	99.2
10.3.3	†	Form of Nonqualified Stock Option Letter Agreement for Non-Employee Directors under 2000 Stock Incentive Compensation Plan.	8-K	2/24/2006	10.1
10.4	†	2001 Employee Stock Purchase Plan, as amended and restated effective December 13, 2010.	10-K	3/3/2011	10.4
10.4.1	†	2001 Employee Stock Purchase Plan Offering (Series Beginning July 1, 2007).	8-K	6/25/2007	10.12.1
10.5		Office Lease dated April 4, 2001 between Allos and Catellus Development Corporation.				X
10.5.1		Amended and Restated Second Amendment to Lease dated December 9, 2002 between Allos and Catellus Development Corporation.				X
10.5.2		Third Amendment to Lease dated November 28, 2003 between Allos and Catellus Development Corporation.				X
10.5.3		Fifth Amendment to Office Lease Agreement dated June 16, 2008 between Allos and Circle Point Properties, LLC.				X
10.5.3		Sixth Amendment to Office Lease Agreement dated December 7, 2011 between Allos and Circle Point Properties, LLC.				X
10.6		Securities Purchase Agreement dated March 2, 2005 between Allos and the Investors listed on the signature pages thereto.	8-K/A	3/10/2005	10.41

			Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Number	Filed Herewith
10.7		Registration Rights Agreement dated March 4, 2005 between Allos and the Investors listed on Schedule I thereto.	8-K/A	3/10/2005	10.42
10.8		Letter Agreement dated March 4, 2005 among Allos, Warburg Pincus Private Equity VIII, L.P., Warburg Pincus & Co. and Warburg Pincus LLC.	8-K	3/4/2005	10.43
10.9	†	Summary of Compensation Arrangements for Non-Employee Directors.				X
10.10	†	Restricted Stock Award Agreement dated March 9, 2006 between Allos and Paul L. Berns.	8-K	3/14/2006	10.2
10.11	†	2006 Inducement Award Plan, including forms of Stock Option Grant Notice with Stock Option Agreement and Restricted Stock Grant Notice with Restricted Stock Grant Agreement.	8-K	6/6/2006	10.1
10.12	*	License Agreement for 10-Propargyl-10-Deazaaminopterin "PDX" dated December 23, 2002 and amended May 9, 2006 between Allos and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	10-K	3/1/2010	10.13
10.12.1	*	Second Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin "PDX" dated November 6, 2007 between Allos and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	10-K	3/1/2010	10.13.1
10.13	†	Corporate Bonus Plan, as amended and restated effective September 15, 2008.	10-Q	11/5/2008	10.1
10.14	†	Second Amended and Restated Employment Agreement, effective December 13, 2007, between Allos and Paul L. Berns.	10-K	2/27/2008	10.20
10.14.1	†	First Amendment to Second Amended and Restated Employment Agreement, effective as of May 20, 2009, between Allos and Paul L. Berns.	8-K	5/22/2009	10.1
10.14.2	†	Second Amendment to Second Amended and Restated Employment Agreement, effective as of March 2, 2011, between Allos and Paul L. Berns.	10-K	3/3/2011	10.14.2
10.15	†	Amended and Restated Employment Agreement, effective December 13, 2007, between Allos and James V. Caruso.	10-K	2/27/2008	10.22
10.15.1	†	First Amendment to Amended and Restated Employment Agreement, dated as of May 20, 2009, between Allos and James V. Caruso.	8-K	5/22/2009	10.3

			Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Number	Filed Herewith
10.15.2	†	Release Agreement, dated as of October 22, 2010, between Allos and James V. Caruso.	8-K	10/22/2010	10.3
10.16	†	Second Amended and Restated Employment Agreement, effective June 2, 2010, between Allos and Marc H. Graboyes.	8-K	6/3/2010	10.1
10.16.1	†	First Amendment to Second Amended and Restated Employment Agreement, effective as of March 2, 2011, between Allos and Marc H. Graboyes.	10-K	3/3/2011	10.14.1
10.16.2	†	Second Amendment to Second Amended and Restated Employment Agreement, effective as of September 7, 2011, between Allos and Marc H. Graboyes.				X
10.17	†	Allos Therapeutics, Inc. 2008 Equity Incentive Plan, as amended.	8-K	6/25/2010	10.1
10.17.1	†	Form of Option Grant Notice and Agreement under the 2008 Equity Incentive Plan.	S-8	6/24/2008	99.2
10.17.2	†	Form of Restricted Stock Award Grant Notice and Agreement under the 2008 Equity Incentive Plan.	S-8	6/24/2008	99.3
10.17.3	†	Form of Restricted Stock Unit Grant Notice and Agreement for Section 16 Participants under the 2008 Equity Incentive Plan.	8-K	3/5/2012	10.2
10.17.4	†	Form of Restricted Stock Unit Grant Notice and Agreement for Non-Employee Directors under the 2008 Equity Incentive Plan.	8-K	2/24/2012	10.1
10.17.5	†	Form of Restricted Stock Unit Grant Notice and Agreement under the 2008 Equity Incentive Plan.	8-K	10/22/2010	10.2
10.18	†	Employment Agreement, effective June 25, 2009, between the Company and David C. Clark.	8-K	6/26/2009	10.1
10.18.1	†	First Amendment to Employment Agreement, effective as of March 2, 2011, between Allos and David C. Clark.	10-K	3/3/2011	10.20.1
10.18.2	†	Second Amendment to Employment Agreement, effective as of September 7, 2011, between Allos and David C. Clark.				X
10.19	†	Employment Agreement, effective April 26, 2010, between the Company and Charles Q. Morris.	8-K	4/27/2010	10.1
10. 19.1	†	First Amendment to Employment Agreement, effective as of March 2, 2011, between Allos and Charles Q. Morris.	10-K	3/3/2011	10.21.1

			Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Number	Filed Herewith
10.19.2	†	Second Amendment to Employment Agreement, effective as of September 7, 2011, between Allos and Charles Q. Morris.				X
10.20	†	Employment Agreement, effective September 16, 2010, between Allos and Bruce K. Bennett, Jr.	8-K	9/17/2010	10.1
10.20.1	†	First Amendment to Employment Agreement, effective as of March 2, 2011, between Allos and Bruce K. Bennett, Jr.	10-K	3/3/2011	10.22.1
10.20.2	†	Second Amendment to Employment Agreemnet, effective as of September 6, 2011, between Allos and Bruce K. Bennett, Jr.				X
10.21	†	Employment Agreement, effective September 16, 2010, between Allos and Michael E. Schick.	8-K/A	9/17/2010	10.1
10.21.1	†	First Amendment to Employment Agreement, effective as of March 2, 2011, between Allos and Michael E. Schick.	10-K	3/3/2011	10.23.1
10.21.2	†	Second Amendment to Employment Agreement, effective as of September 7, 2011, between Allos and Michael E. Schick.				X
10.22	†	Amended and Restated Employment Agreement, effective December 22, 2011, between Allos and Bruce A. Goldsmith.	8-K	12/23/2011	10.1
10.23	†	Executive Equity Awards.	8-K	10/22/2010	10.1
10.24	†	Executive Compensation and Equity Awards.	8-K	2/26/2011	10.1
10.25	*	License, Development and Commercialization Agreement, dated May 10, 2011, by and between Mundipharma International Corporation Limited and Allos				X
10.26	*	Supply Agreement dated May 10, 2011, by and between Mundipharma Medical Company and Allos	10-Q	8/4/2011	10.2
10.27	*	Third Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin "PDX" dated May 10, 2011 between Allos and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	10-Q	8/4/2011	10.3
23.01		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				X
23.02		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Number	Filed Herewith
24.01		Power of Attorney (included on signature page hereto).				X
31.01		Rule 13a-14(a)/15d-14(a) Certification.				X
31.02		Rule 13a-14(a)/15d-14(a) Certification.				X
32.01	#	Section 1350 Certification.				X
101.INS	‡	XBRL Instance Document
101.SCH	‡	XBRL Taxonomy Extension Schema Document
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document

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

‡
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

ALLOS THERAPEUTICS, INC.
Date: March 23, 2012	By:	/s/ PAUL L. BERNS Paul L. Berns President and Chief Executive Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant on March 23, 2012, and in the capacities indicated:

Name	Title

/s/ STEPHEN J. HOFFMAN Stephen J. Hoffman	Chairman of Board of Directors and Director
/s/ PAUL L. BERNS Paul L. Berns	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ DAVID C. CLARK David C. Clark	Vice President, Finance and Treasurer (Principal Financial and Accounting Officer)
/s/ CECILIA GONZALO Cecilia Gonzalo	Director
/s/ JEFFREY R. LATTS Jeffrey R. Latts	Director
/s/ JONATHAN S. LEFF Jonathan S. Leff	Director
/s/ DAVID M. STOUT David M. Stout	Director
/s/ JOSEPH L. TURNER Joseph L. Turner	Director

Allos Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Allos Therapeutics, Inc.

        We have audited the accompanying balance sheets of Allos Therapeutics, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the 2011 and 2010 financial statements referred to above present fairly, in all material respects, the financial position of Allos Therapeutics, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allos Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2012 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
March 23, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Allos Therapeutics, Inc.:

        In our opinion, the accompanying statements of operations, changes in stockholders' equity, and cash flows present fairly, in all material respects, the results of operations and cash flows of Allos Therapeutics, Inc. for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
March 1, 2010

ALLOS THERAPEUTICS, INC.

BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$87,372	$48,164
Short-term investments	10,400	50,334
Restricted cash	238	238
Accounts receivable	15,259	12,076
Inventory	505	178
Prepaid expenses and other assets	2,055	2,180

Total current assets	115,829	113,170

Property and equipment, net	1,476	2,245
Intangible asset, net	4,772	5,225
Other assets	—	116

Total assets	$122,077	$120,756

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$1,503	$4,931
Deferred revenue	3,521	—
Accrued liabilities	15,940	17,627

Total current liabilities	20,964	22,558
Long-term deferred revenue and other liabilities	21,809	—
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,500,000 shares designated from authorized preferred stock; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 106,260,526 and 105,493,546 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	106	105
Additional paid-in capital	560,354	548,722
Accumulated deficit	(481,156)	(450,629)

Total stockholders' equity	79,304	98,198

Total liabilities and stockholders' equity	$122,077	$120,756

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenue:
Net product sales	$50,486	$35,227	$3,585
License and other revenue	25,563	—	—

Total revenue	76,049	35,227	3,585
Operating costs and expenses:
Cost of sales, excluding amortization expense	4,510	3,647	408
Cost of license and other revenue	11,698	—	—
Research and development	22,189	31,359	32,618
Selling, general and administrative	67,817	78,782	44,448
Amortization of intangible asset	454	454	121

Total operating costs and expenses	106,668	114,242	77,595

Operating loss	(30,619)	(79,015)	(74,010)
Interest and other income, net	85	1,520	380

Loss before income taxes	(30,534)	(77,495)	(73,630)
Income tax benefit	7	78	77

Net loss	$(30,527)	$(77,417)	$(73,553)

Net loss per share: basic and diluted	$(0.29)	$(0.74)	$(0.81)

Weighted average shares: basic and diluted	105,711,536	105,123,420	90,469,720

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except share and per share amounts)

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2009	81,238,812	$81	$379,042	$(299,659)	$79,464
Issuance of common stock upon exercise of stock options for cash	1,241,034	1	4,682	—	4,683
Issuance of common stock upon exercise of purchase rights	42,063	—	229	—	229
Issuance of common stock in April 2009, net of offering costs of $1,868	7,750,000	8	46,949	—	46,957
Issuance of common stock in October 2009, net of offering costs of $6,316	14,000,000	14	93,070	—	93,084
Forfeiture of restricted stock	(37,500)	—	—	—	—
Stock compensation expense	—	—	8,680	—	8,680
Net loss	—	—	—	(73,553)	(73,553)

Balance at December 31, 2009	104,234,409	104	532,652	(373,212)	159,544
Issuance of common stock upon exercise of stock options for cash	1,104,474	1	4,084	—	4,085
Issuance of common stock upon exercise of purchase rights	115,797	—	528	—	528
Issuance of common stock upon vesting of restricted stock units	38,866	—	—	—	—
Other	—	—	32	—	32
Stock compensation expense	—	—	11,426	—	11,426
Net loss	—	—	—	(77,417)	(77,417)

Balance at December 31, 2010	105,493,546	105	548,722	(450,629)	98,198
Issuance of common stock upon exercise of stock options for cash	4,893	—	14	—	14
Issuance of common stock upon exercise of purchase rights	100,954	—	159	—	159
Issuance of common stock upon vesting of restricted stock units	666,133	1	(1)	—	—
Forfeiture of restricted stock	(5,000)	—	—	—	—
Other	—	—	(113)	—	(113)
Stock compensation expense	—	—	11,573	—	11,573
Net loss	—	—	—	(30,527)	(30,527)

Balance at December 31, 2011	106,260,526	$106	$560,354	$(481,156)	$79,304

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net loss	$(30,527)	$(77,417)	$(73,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	848	861	462
Stock-based compensation expense	11,573	11,426	8,680
Amortization of intangible asset	454	454	121
Other	5	345	309
Changes in operating assets and liabilities:
Accounts receivable	(3,183)	(7,883)	(4,193)
Prepaid expenses and other assets	173	1,628	25
Interest receivable on investments	19	(49)	806
Inventory	(329)	(102)	—
Trade accounts payable	(3,428)	2,769	1,692
Accrued liabilities	(1,687)	4,312	3,452
Deferred revenue and other long-term liabilities	25,330	—	—

Net cash used in operating activities	(752)	(63,656)	(62,199)

Cash Flows From Investing Activities:
Acquisition of property and equipment	(82)	(1,016)	(1,414)
Cash paid for license	—	—	(5,800)
Purchases of investments	(30,299)	(74,974)	(18,208)
Proceeds from maturities of investments	70,281	41,980	49,500
Proceeds from sales of investments	—	—	3,894

Net cash provided by (used in) investing activities	39,900	(34,010)	27,972

Cash Flows From Financing Activities:
Proceeds from issuance of common stock associated with stock options and employee stock purchase plan	173	4,613	4,912
Proceeds from issuance of common stock, net of issuance costs	—	32	140,041
Other	(113)	—	—

Net cash provided by financing activities	60	4,645	144,953

Net increase (decrease) in cash and cash equivalents	39,208	(93,021)	110,726
Cash and cash equivalents, beginning of period	48,164	141,185	30,459

Cash and cash equivalents, end of period	$87,372	$48,164	$141,185

Supplemental Schedule of Cash and Non-cash Activities:
Tax refunds received	$7	$78	$77
Deferred revenue in accounts receivable	—	(669)	669
Assets recorded for which payment has not yet occurred	—	306	152

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

        We are currently focused on the development and commercialization of FOLOTYN® (pralatrexate injection). FOLOTYN is a folate analogue metabolic inhibitor designed to accumulate preferentially in cancer cells. FOLOTYN targets the inhibition of dihydrofolate reductase, or DHFR, an enzyme critical in the folate pathway, thereby interfering with DNA and RNA synthesis and triggering cancer cell death. FOLOTYN can be delivered as a single agent, for which we currently have approval for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL, and has the potential to be used in combination therapy regimens. We believe that FOLOTYN's unique mechanism of action offers us the ability to target the drug for development in a variety of hematological malignancies and solid tumor indications. We may also seek to expand our product portfolio through product acquisition and in-licensing efforts.

        On September 24, 2009, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of FOLOTYN for use as a single agent for the treatment of patients with relapsed or refractory PTCL. This approval was based on overall response rate from our pivotal Phase 2 trial known as PROPEL (Pralatrexate in patients with Relapsed Or refractory PEripheral T-cell Lymphoma). Clinical benefit such as improvement in progression-free survival or overall survival has not been demonstrated. FOLOTYN represents our first drug approved for marketing in the United States. In connection with the accelerated approval, we are required to conduct post-approval studies that are intended to confirm FOLOTYN's clinical benefit in patients with T-cell lymphoma and to determine whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment.

        In addition to relapsed or refractory PTCL, we are currently evaluating FOLOTYN in a number of oncology indications, including cutaneous T-cell lymphoma, or CTCL, and other hematologic malignancies.

        As of December 31, 2011, we had $97.8 million in cash, cash equivalents, and investments. Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments in marketable securities as of December 31, 2011 should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.

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

Prepaid Expenses and Other Assets

        Prepaid expenses and other assets are comprised of the following:

	December 31,
	2011	2010
Prepaid sales, marketing and medical affairs expenses	$1,024	$1,308
Prepaid expenses and other assets	782	650
Prepaid research and development expenses	249	222

	$2,055	$2,180

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

        Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense. As of December 31, 2011, the reduced-cost finished goods inventory has been substantially utilized. Had this reduced-cost inventory been capitalized, the impact to our research and development expense and cost of sales, excluding amortization expense, would not have been material in any of the three years in the period ended December 31, 2011.

        Inventory consisted of:

	December 31,
	2011	2010
Work in process	$417	$254
Raw materials	148	—
Finished goods	57	38

	622	292
Less reserve	(117)	(114)

Total inventory	$505	$178

        Inventory reserve activity:

	December 31,
	2011	2010
Beginning Balance	$114	$—
Reserve expensed to cost of sales	3	138
Inventory deductions	—	(24)

Ending Balance	$117	$114

Property and Equipment

        Property and equipment is recorded at cost and is depreciated using the straight-line method over estimated useful lives.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        The components of property and equipment are as follows:

	December 31,
			Estimated Lives
	2011	2010
Computer hardware and software	$3,306	$2,614	3 years
Office furniture and equipment	1,678	1,681	3 - 7 years
Leasehold improvements	519	508	Lease term
Software projects in process	—	721

	5,503	5,524
Less accumulated depreciation and amortization	(4,027)	(3,279)

Property and equipment, net	$1,476	$2,245

        We realized a loss primarily related to the disposal of certain software that was no longer in use totaling $207,000 and $152,000 for the years ended December 31, 2010 and 2009, respectively, which is recorded in Interest and other income, net on the Statement of Operations. There was no such loss for the year ended December 31, 2011.

Long-lived Assets

        We review long-lived assets, including acquired product rights and property and equipment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the assets' book value to future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. Fair value of our long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. We have not recorded any impairment losses through December 31, 2011.

Accrued liabilities

        Accrued liabilities are comprised of the following:

	December 31,
	2011	2010
Accrued personnel costs	$4,885	$6,103
Accrued royalties, government rebates, chargebacks, returns and distribution fees	4,678	3,849
Accrued research and development expenses	2,117	2,762
Accrued sales and marketing expenses	1,997	3,536
Accrued expenses—other	2,263	1,377

	$15,940	$17,627

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        In January 2011, we implemented a strategic reduction of our workforce by approximately 13%, or 25 employees. Personnel reductions were primarily focused in research and development and general and administrative functions. The restructuring was a result of our decision to prioritize our resources on the development and commercialization of FOLOTYN for the treatment of PTCL, CTCL and other hematologic malignancies, and to manage our operating costs and expenses. During the first quarter of 2011, we incurred total restructuring charges of approximately $570,000, of which $304,000 and $266,000 were recorded in research and development and sales, general and administrative expenses, respectively, in connection with the restructuring, all in the form of one-time termination benefits. As of December 31, 2011, all accrued termination benefits related to this restructuring have been paid.

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

        We have no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of December 31, 2011. The carrying value of our cash held in money market funds totaling $82.5 million as of December 31, 2011 is included in cash and cash equivalents on our Balance Sheet and approximates market values based on quoted market prices, or Level 1 inputs. Our financial instruments include cash and cash equivalents, investments, accounts receivable, prepaid expenses, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate their fair value due to their short maturities.

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

        We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party. Title to the product passes upon delivery to our distributors, when the risks and rewards of ownership are assumed by the distributor (freight on board destination). These distributors then resell FOLOTYN to the patients' respective health care providers. Prior to the fourth quarter of 2010, product sales to distributors were recorded as deferred revenue until the product was sold through from our distributors to patients' respective health care providers because we did not have sufficient history to be able to reasonably estimate returns. Beginning in the fourth quarter of 2010, we began recognizing revenue as product was sold to the distributors as we established a sufficient history in order to reasonably estimate returns from our distributors. Consequently, for the year ended December 31, 2010, we recognized a one time increase of $604,000 in net product sales of FOLOTYN, or $0.01 per share of common stock, representing product sales previously deferred as of December 31, 2009, net of distributor fees and estimated product returns, government rebates and chargebacks. We noted an increase in net product sales of approximately $3.2 million, or $0.03 per share of common stock, in the fourth quarter of 2011 relating to an increase in our distributors' year-end 2011 inventory levels as compared to average inventory levels for 2011. We monitor inventory levels within our distribution channel and sales to end users, or health care providers, to determine whether deferral of sales is required. No such deferrals were recorded at December 31, 2011.

Net Product Sales

        Net product sales represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments include distributor fees and estimated allowances for product returns, government rebates and chargebacks to be incurred on the selling price of FOLOTYN related to the respective product sales. Distributor fees are incurred on the management of our product by distributors. These distributor fees are recorded within net product sales and are based on definitive contractual agreements. We estimate gross to net sales adjustments based upon analysis of third-party information, including information obtained from our primary distributors with respect to their inventory levels and sell-through to the distributors' customers. Due to estimates and assumptions inherent in determining the amount of returns, rebates and chargebacks, the actual amount of returns and claims for rebates and chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly. Product sales allowances and accruals are based on definitive contractual agreements or legal requirements (such as Medicaid laws and regulations) related to the purchase and/or utilization of the product by these entities. Allowances and accruals are recorded in the same period that the related revenue is recognized.

        Net product sales for the year ended December 31, 2011 include $3.0 million, or $0.03 per share of common stock, related to the sale of FOLOTYN for use in a clinical trial being conducted by an unrelated party. We cannot predict the timing or amount of such future sales, if any. Since this sale

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

relates to product used for a clinical trial, the sale was not subject to government rebates and chargebacks and no such reserves were recorded on this sale.

Product Returns

        Our distributors' contractual return rights are limited to defective product or product that was shipped in error. Returns are not contractually allowed for expired product. Given these limited contractual return rights, the high price of FOLOTYN and the limited number of patients in the United States, FOLOTYN distributors and their customers generally carry limited inventory. We estimated product returns for FOLOTYN based upon actual returns history within our distribution channel, which were consistent with historical trends of product returns for similar companies in the pharmaceutical industry. The actual returns history within our distribution channel is derived from third-party information obtained from certain distributors with respect to their inventory levels and sell-through to the distributors' customers. We will continue to monitor the historical trend of returns, including the impacts on this trend of product expiry dates and may be required to make future adjustments to our estimates.

Medicaid Rebates

        Our product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. We record estimated rebates payable under governmental programs, including Medicaid, as a reduction of revenue at the time revenues are recorded. Our calculations related to these rebate accruals require estimates, including estimates of customer mix primarily based on a combination of market and clinical research, to determine which sales will be subject to rebates and the amount of such rebates. During the first quarter of 2010, we obtained additional market research and were able to refine our estimated Medicaid utilization, which resulted in a reversal of Medicaid rebate allowances related to 2009 sales totaling $208,000. Our estimate of utilization is based on market research and information about our expected patient population. Through December 31, 2011, we have not had sufficient claims from states for rebates with which to update our estimate. However, when we have sufficient claims history, we will consider such history in our estimate which could result in a change in our estimate. We also consider any legal interpretations of the applicable laws related to Medicaid and qualifying federal and state government programs and any new information regarding changes in the Medicaid programs' regulations and guidelines that would impact the amount of the rebates. In March 2010, the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Affordability Reconciliation Act of 2010, or PPACA, was enacted, which increased the Medicaid rebate percentage from 15.1% to 23.1%, retroactive to January 1, 2010. We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. For reference purposes, a 10% increase in the Medicaid utilization percentage within our patient population as of December 31, 2011, would result in an approximate $1.7 million reduction in cumulative net product sales.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

  Government Chargebacks

        Our products are subject to certain programs with federal government qualified entities whereby pricing on products is discounted below distributor list price to participating entities. These entities purchase products through distributors at the discounted price, and the distributors charge the difference between their acquisition cost and the discounted price back to us. We account for chargebacks by establishing an accrual in an amount equal to our estimate of chargeback claims at the time of product sale. We do not expect the impact of the 340B Public Health Services drug discount program expansion included in the PPACA to significantly change our estimated government chargeback accruals because drugs approved under an Orphan Drug designation were specifically excluded from the provisions of the PPACA. The FDA has awarded orphan drug status to FOLOTYN for the treatment of patients with T-cell lymphoma, which includes patients with relapsed or refractory PTCL. We evaluate previously recorded chargebacks based on data regarding specific entities' lack of claim activity over time. As a result of this evaluation, during 2011 we recorded a reversal of government chargeback allowances related to 2010 sales totaling $948,000. Due to estimates and assumptions inherent in determining the amount of government chargebacks, the actual amount of claims for chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly.

        Balances and activity in the deferred revenue account and a reconciliation of gross to net product sales for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Years Ended December 31,
	2011	2010	2009
Gross product sales	$55,390	$40,202	$4,206
Gross to Net Sales Adjustments
Government rebates and chargebacks	(2,955)	(3,374)	(501)
Distribution fees	(1,615)	(1,157)	(120)
Product returns allowance	(334)	(444)	—

Net product sales	$50,486	$35,227	$3,585

Deferred revenue, beginning of the period		$669	$—
Gross product sales to distributors		39,533	4,875
Gross product sales recognized due to change in revenue
recognition methodology		(669)	—
Gross product sales recognized related to current year		(39,533)	(4,206)

Deferred revenue, end of the period		$—	$669

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Balances and activity for the components of our gross to net sales adjustments for the years ended December 31, 2011 and 2010 are as follows:

	Product Returns	Government Rebates and Chargebacks	Distribution Fees
Balance at December 31, 2009	$—	$487	$86
Reserve for current period sales	437	3,650	1,141
Change in estimate for prior period sales	7	(276)	16
Credits/payments made for prior period sales	—	(126)	(84)
Credits/payments made for current period sales	(16)	(1,511)	(896)

Balance at December 31, 2010	428	2,224	263
Reserve for current period sales	570	3,903	1,615
Change in estimate for prior period sales	(236)	(948)	—
Credits/payments made for prior period sales	—	(432)	(198)
Credits/payments made for current period sales	—	(2,434)	(1,312)

Balance at December 31, 2011	$762	$2,313	$368

Major Customers and Concentration of Credit Risk

        We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party and are detailed below, without requiring collateral. We periodically assess the financial strength of these customers and establish allowances for anticipated losses, if necessary. Substantially all of our sales were made in the United States. Trade accounts receivable totaled $14.8 million and $12.1 million at December 31, 2011 and 2010, respectively.

	% of total trade accounts receivable at December 31,
	2011	2010
Customer A	68.8%	53.8%
Customer B	9.7%	23.1%
Customer C	20.7%	22.3%

	% of total gross product sales for the year ended December 31,
	2011	2010	2009
Customer A	54.0%	51.2%	51.0%
Customer B	23.8%	23.8%	30.0%
Customer C	20.9%	24.3%	19.0%

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Cost of sales

        Cost of sales, excluding amortization expense, includes cost of product sold, royalties, inventory packaging and labeling, warehousing and shipping costs associated with FOLOTYN product sales. See discussion in Note 10 regarding the 8% current royalty rates under our license agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute, or the FOLOTYN License Agreement. Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense. As of December 31, 2011, the reduced-cost finished goods inventory has been substantially utilized. Had this reduced-cost inventory been capitalized, the impact to our research and development expense and cost of sales, excluding amortization expense, would not have been material in any of the three years in the period ended December 31, 2011. We sold a portion of our finished goods that were manufactured subsequent to the FDA approval date totaling $30,000 and $120,000 during the years ended December 31, 2011 and 2010, respectively, which were recorded in cost of sales, excluding amortization expense in the Statement of Operations.

Advertising Costs

        Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in our statement of operations. Advertising costs, including promotional expenses and costs related to trade shows were $4.7 million, $5.9 million and $4.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

        See Note 6—"Stock-Based Compensation Plans" for additional details regarding the impact of our stock based compensation plans on our financial statements.

Research and Development

        Research and development expenditures are charged to expense as incurred. Research and development expenses include the costs of certain personnel, preclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, third party manufacturing costs for development of drug materials for use in clinical trials and preclinical studies and licensing fees for our product candidates prior to FDA approval. All finished drug inventory costs associated with production activities in our third party manufacturing facilities prior to receiving FDA approval for such facilities and prior to receiving regulatory approval to market our product are expensed to research and development expenses. As of December 31, 2011, the reduced-cost finished goods inventory has been substantially

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

utilized. We accrue research and development expenses for activity as incurred during the fiscal year and prior to receiving invoices from clinical sites and third party clinical and preclinical research organizations. We accrue external costs for clinical and preclinical studies based on an evaluation of the following: the progress of the studies, including patient enrollment, dosing levels of patients enrolled, estimated costs to dose patients, invoices received, and contracted costs with clinical sites and third party clinical and preclinical research organizations. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates. During the years ended December 31, 2011, 2010 and 2009, we did not have any changes in estimates that resulted in material adjustments to research and development expenses accrued in the prior period.

Income Taxes

        Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities at each year end and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Deferred tax assets and other tax benefits are recorded when it is more likely than not that the position will be sustained upon audit. Valuation allowances have been established to reduce our net deferred tax assets to zero, as we believe that it is more likely than not that such assets will not be realized.

Net Loss Per Share

        Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by giving effect to all dilutive potential common stock outstanding during the period, including stock options, restricted stock, restricted stock unit awards and shares to be issued under our employee stock purchase plan.

        Diluted net loss per share is the same as basic net loss per share for all periods presented because any potential dilutive shares of common stock were anti-dilutive due to our net loss (as including such shares would decrease our basic net loss per share). Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because we reported a net loss for the years ended December 31, 2011, 2010 and 2009, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented. Such potentially dilutive shares of common stock consist of the following:

	Years Ended December 31,
	2011	2010	2009
Common stock options	7,124,934	8,716,829	8,292,496
Unvested restricted stock units	3,571,937	2,492,078	155,479
Unvested restricted stock	—	12,500	125,000

	10,696,871	11,221,407	8,572,975

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

3. Investments

        We do not intend to sell and we do not believe that it is more likely than not that we will be required to sell our investments before recovering the cost of securities, nor do we expect not to recover the entire amortized cost basis of our investments in marketable securities. As such, our investments in marketable securities as of December 31, 2011 and 2010 are classified as held-to-maturity and are carried at cost plus accrued interest. The changes in the value of these securities, other than impairment charges, are not reported on our financial statements. The weighted average duration of the remaining time to maturity for our portfolio of investments in marketable securities as of December 31, 2011 was less than one month. All of the investments classified as short-term on the balance sheet have an original maturity of longer than 90 days, but less than one year. The investments classified as long-term on the balance sheet have remaining contractual maturities of greater than one year and less than three years as of the balance sheet date.

        The carrying value of investments in marketable securities by contractual maturity, consisted of the following as of December 31, 2011:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term held-to-maturity securities:
U.S. Treasury notes	$10,051	$—	$—	$10,051
Certificate of deposit	280	—	—	280
Corporate note	307	1	—	308

Sub-total	$10,638	$1	$—	$10,639

Less: Amounts classified as restricted cash	(238)	—	—	(238)

Total due in one year or less	$10,400	$1	$—	$10,401

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

        As of December 31, 2011 and 2010 there were no material investments in a loss position. Market values were determined for each individual security in the investment portfolio. If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. Additionally, management assesses whether it intends to sell or would more-likely-than-not not be required to sell the investment before the expected recovery of the amortized cost basis. During the year ended December 31, 2009, we realized losses of approximately $157,000 on the sale of certain of our investments in marketable securities, which were sold in order to preserve our principal as the issuers of these securities experienced significant deteriorations in their creditworthiness as evidenced by investment rating downgrades. As of December 31, 2011, there were no investments in a material unrealized loss position. We have the ability and intent to hold our remaining investments in marketable securities to recover the entire amortized cost basis of the investments as of December 31, 2011. As of December 31, 2010, we had an unrealized loss of $1,000 on one of our U.S. Treasury bill investments with an aggregate fair value of $10.0 million.

4. Stockholders' Equity

Common Stock

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

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

4. Stockholders' Equity (Continued)

Common Stock Reserved for Future Issuance

        At December 31, 2011, we have reserved shares of common stock for future issuance as follows:

	Outstanding at December 31, 2011	Available for grant at December 31, 2011	Shares of Common Stock Reserved at December 31, 2011
2001 Employee Stock Purchase Plan	—	2,000,963	2,000,963
2008 Equity Incentive Plan	10,696,871	10,428,262	21,125,133

Total for Equity Incentive Plans	10,696,871	12,429,225	23,126,096

        On June 22, 2010, we filed with the Delaware Secretary of State a Certificate of Amendment to our Restated Certificate of Incorporation to increase the number of shares of common stock authorized to 200,000,000 shares.

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

        Until the Rights become exercisable, the Rights will have no dilutive impact on our earnings per share data. The Rights are protected by customary anti-dilution provisions. As of December 31, 2011, no shares of Series A Junior Participating Preferred Stock were issued or outstanding.

5. Mundipharma Agreements

        In May 2011, we entered into a strategic collaboration agreement with Mundipharma, or the Mundipharma Collaboration Agreement, pursuant to which we agreed to collaborate in the development of FOLOTYN according to a mutually agreed-upon development plan, as updated by the parties from time to time. Under the Mundipharma Collaboration Agreement, we retain full commercialization rights for FOLOTYN in the United States and Canada with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world, or the Mundipharma territories. We received an upfront payment of $50.0 million upon execution of the Mundipharma Collaboration Agreement and may receive potential regulatory milestone payments of up to $21.5 million and commercial progress- and sales-dependent milestone payments of up to $289.0 million. Of the $310.5 million in total potential milestone payments, we have determined that any regulatory milestone payments that may become due upon approval of FOLOTYN by regulatory agencies other than in the European Union, and all commercial milestone payments, are contingent consideration and will be accounted for as revenue in the period in which the respective revenue recognition criteria are met. Included in the $21.5 million of potential regulatory milestone payments is a $14.5 million milestone payment related to obtaining conditional approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL in the European Union, which is deemed to be a substantive milestone given the ongoing regulatory services we are providing related to the underlying European Marketing Authorisation Application, or MAA, and will be accounted for as revenue in the period in which the milestone is achieved. The remaining $296.0 million in total potential milestone payments are not deemed to be substantive for accounting purposes and will be recognized when the appropriate revenue recognition criteria have been met. In the event Mundipharma achieves the first reimbursable commercial sale of FOLOTYN in at least three major market countries in the European Union we would receive a milestone payment from Mundipharma of $10.0 million, which is included in the $289.0 million of commercial milestone payments discussed above. We are also entitled to receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma's licensed territories.

        Under the initial development plan for FOLOTYN mutually agreed-upon by Allos and Mundipharma, or the Development Plan, the parties have agreed to conduct and jointly fund the following:

  •
  all studies required by the FDA as a condition of the accelerated approval of FOLOTYN for relapsed or refractory PTCL, or the FDA Post-Approval Studies, including the ongoing and planned Phase 3 registration studies of FOLOTYN in patients with newly diagnosed PTCL and in patients with relapsed or refractory CTCL; and

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

5. Mundipharma Agreements (Continued)

  •
  certain clinical studies to assess the safety and efficacy of FOLOTYN in children, or the EMA Pediatric Studies, which we previously agreed to conduct as a condition of the EMA's acceptance of the MAA for review.

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

        Under the Mundipharma Collaboration Agreement, Mundipharma is initially responsible for 40% of the joint development costs incurred by the parties, which increases to 50% (a) in the calendar quarter after Mundipharma receives conditional approval to market FOLOTYN for relapsed or refractory PTCL in the European Union pursuant to the currently pending MAA, which approval must be received no later than December 31, 2012, or (b) if such conditional approval is not obtained, the later of (i) the calendar quarter of the first approval of FOLOTYN in the European Union for relapsed or refractory PTCL (other than pursuant to clause (a) above) or first-line PTCL, and (ii) the first calendar quarter in which the development cost differential equals or exceeds $15.0 million. The "development cost differential" is defined as the cumulative amount of joint development costs that Mundipharma would have incurred if it was responsible for 50% of the joint development costs rather than its initial 40% share. To the extent that this development cost differential does not meet or exceed $15.0 million by December 31, 2019, and if conditional approval in the European Union has not been obtained, then we are required to pay Mundipharma the difference between $15.0 million and the amount of the development cost differential as of December 31, 2019.

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

        As of December 31, 2011, the development cost differential of $223,000 was included in the allocable Mundipharma arrangement consideration, and our contingent payment obligation related to the development cost differential was approximately $14,777,000 and is recorded as an other long-term liability on the Balance Sheet. We record the joint development cost reimbursements received from Mundipharma as license and other revenue in the Statement of Operations; and we record the full amount of our joint development costs as research and development expense.

        In connection with the Mundipharma Collaboration Agreement, we entered into a separate supply agreement with Mundipharma Medical Company, an affiliate of Mundipharma, pursuant to which we

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

5. Mundipharma Agreements (Continued)

have agreed to supply FOLOTYN for use in clinical trials for which Mundipharma bears operational responsibility and to support Mundipharma's commercial requirements. We refer to this as the Mundipharma Supply Agreement, and we refer to the Mundipharma Supply Agreement and the Mundipharma Collaboration Agreement together as the Mundipharma Agreements.

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

  •
  Research and development services provided by Allos related to jointly agreed-upon clinical development activities through approximately 2022, with cost sharing as discussed above; and

  •
  Clinical trial supply obligations to supply FOLOTYN for use in the EMA Pediatric Studies.

        We did not include the obligation to provide clinical trial supplies for any additional future clinical studies for which Mundipharma may bear operational responsibility as a separate deliverable, as there were no such clinical studies included in the initial Development Plan at the inception of the arrangement, and no such clinical studies have been subsequently added. Under the Mundipharma Agreements, Mundipharma has the option to either order clinical supply for these potential future clinical studies from us or obtain the supplies from other third-party manufacturers. Further, pursuant to the Mundipharma Collaboration Agreement, we granted Mundipharma a non-exclusive right and license, with the right to sublicense, under our manufacturing know-how and patents, to manufacture FOLOTYN for use in accordance with the Mundipharma Collaboration Agreement. Both the manufacturing license and Mundipharma's access to all information necessary or useful for the manufacturing and testing of FOLOTYN were delivered effective upon execution of the Mundipharma Collaboration Agreement. In addition, pursuant to the Supply Agreement, we have agreed to provide such other reasonable assistance as required to enable Mundipharma or its permitted sublicensee to manufacture FOLOTYN. However, we have determined that this effort is an inconsequential or perfunctory performance obligation and as a result have not included this as a deliverable in the arrangement.

        The supply of FOLOTYN for Mundipharma's commercial requirements is contingent upon the receipt of regulatory approvals to commercialize FOLOTYN in the Mundipharma territories. Because our commercial supply obligation is contingent upon the receipt of future regulatory approvals, and there were no binding commitments or firm purchase orders pending for commercial supply at or near the execution of the agreement, our commercial supply obligation is deemed to be contingent and is not valued as a deliverable under the Mundipharma Agreements. As of December 31, 2011, no clinical or commercial supply has been delivered under the Mundipharma Supply Agreement. If Mundipharma orders the supplies from us, the pricing for this supply would equal our third-party manufacturing cost plus a pre-negotiated percentage, which we have determined is not at a significant incremental discount to market rates.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

5. Mundipharma Agreements (Continued)

        Under the Mundipharma Agreements, the parties have agreed to establish and participate on several joint committees to facilitate the governance and oversight of the parties' activities under the agreements. We have considered whether our participation on the joint committees may be a deliverable and determined that it was not a deliverable. Had we considered our participation on the joint committees as a deliverable, it would not have had a material impact on our accounting for the arrangement based on our analysis of the maximum potential estimated selling price of such participation.

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

        The impact of a 1% change in the present value factors on the resulting allocated arrangement consideration, which consists of the upfront payment and the estimated payments for research and development services and clinical supply, less the amount of the contingent payment obligation related to the development cost differential, is as follows:

		Impact of change in Present Value Factor on allocated arrangement consideration
	Present Value Factor Used			Expected Completion
		1% increase	1% decrease
Licenses	22%	(560,000)	550,000	Completed
Regulatory	6%	90,000	(170,000)	May 10, 2012
Research and development	10%	470,000	(380,000)	2022

        The impact of a 1% change in the present value factors on the resulting allocated arrangement consideration allocated to the clinical supply deliverable is not material.

        Because delivery of the Licenses occurred upon the execution of the Mundipharma Collaboration Agreement in May 2011 and there is no general right of return, all $22,709,000 of allocated arrangement consideration related to the Licenses was recognized as revenue during the year ended December 31, 2011.

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

5. Mundipharma Agreements (Continued)

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

        As of December 31, 2011, no clinical supply has been delivered under the Mundipharma Supply Agreement, therefore, there was no revenue recognized during the year ended December 31, 2011 related to this deliverable.

        Revenues recognized in the Statement of Operations related to the Mundipharma Agreements were as follows:

	Years ended December 31,
	2011	2010	2009
License	$22,709	$—	$—
Regulatory	1,786	—	—
Research and development	1,068	—	—

License and other revenue	$25,563	$—	$—

        License and other revenue for the year ended December 31, 2011 includes $894,000 related to the 40% joint development cost reimbursement under the Mundipharma Agreements.

        As of December 31, 2011, accounts receivable related to the Mundipharma Agreements totaled $446,000. As of December 31, 2011, deferred amounts related to the Mundipharma Agreements consisted of:

	December 31,
	2011	2010
Current deferred revenue	$3,521	$—

Long-term deferred revenue	$7,032	$—
Development cost differential contingent payment	14,777	—

Long-term deferred revenue and other liabilities	$21,809	$—

        Cost of license and other revenue in the Statement of Operations for the year ended December 31, 2011 was $11,698,000 and consisted of 20% of the $50.0 million upfront payment, or $10.0 million, which was paid to the licensors of FOLOTYN under the terms of the FOLOTYN License Agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute. In addition, $1,698,000 of costs were incurred in connection with the regulatory services provided related to the European MAA.

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

        At our Annual Meetings of Stockholders held on June 22, 2010 and June 23, 2009, our stockholders approved amendments to the Allos Therapeutics, Inc. 2008 Equity Incentive Plan, or the Plan, to increase the aggregate number of shares of common stock authorized for issuance under the Plan by 7,500,000 and 5,750,000 shares, respectively. Our Board of Directors had previously approved the amendments and recommended approval to our stockholders.

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

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

6. Stock-Based Compensation Plans (Continued)

        Stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 has been recognized in the accompanying Statements of Operations as follows:

	2011	2010	2009
Research and development	$3,402	$3,314	$2,395
Selling, general and administrative	8,171	8,112	6,285

Total stock-based compensation expense	$11,573	$11,426	$8,680

        Effective August 24, 2010, James V. Caruso, our former Executive Vice President, Chief Commercial Officer, departed the Company. As a result of Mr. Caruso's departure, we adjusted the forfeiture rate applied to his equity compensation, which resulted in a $787,000 reversal of selling, general and administrative stock-based compensation expense during the three months ended September 30, 2010, of which $605,000 related to stock option awards and $182,000 related to restricted stock unit awards.

        Effective September 30, 2009, Pablo J. Cagnoni, M.D., our former Senior Vice President, Chief Medical Officer, resigned. As a result of his resignation, we adjusted the forfeiture rate applied to his equity compensation, which resulted in a $906,000 reversal of research and development stock-based compensation expense during the three months ended September 30, 2009, of which $699,000 related to stock option awards, $166,000 related to restricted stock awards and $41,000 related to restricted stock unit awards.

        Stock-based compensation expense by equity award type for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Years Ended December 31,
	2011	2010	2009
Stock options	$3,634	$8,981	$8,147
Restricted stock units	7,880	2,199	368
Restricted stock	2	42	48
Employee stock purchase plan	57	204	117

Total stock-based compensation expense	$11,573	$11,426	$8,680

        As of December 31, 2011, the unrecognized stock-based compensation balance and estimated weighted-average remaining amortization period by equity award type was as follows:

	Unrecognized stock-based compensation balance	Weighted- average remaining amortization period
Stock options	$2,719	1.4
Restricted stock units	6,381	1.5

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

6. Stock-Based Compensation Plans (Continued)

Stock Options

        The following table summarizes our stock option activity and related information:

	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	8,716,829	$6.36		4,539,454	$5.89
Granted	880,000	2.17	$1.20
Exercised	(4,893)	2.91
Forfeited/Expired	(2,467,002)	6.21

Outstanding at December 31, 2011	7,124,934	$5.90		4,987,338	$6.12

        The options outstanding at December 31, 2011 have a weighted average remaining contractual term of 6.7 years.

        The following table summarizes information about outstanding stock options that are fully vested and currently exercisable, and outstanding stock options that are expected to vest in the future:

	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value
As of December 31, 2011:
Options fully vested and exercisable	4,987,338	6.0	$6.12	$—
Options expected to vest, including effects of expected forfeitures	1,634,876	8.4	$5.48	2,000

Options fully vested and expected to vest	6,622,214	6.6	$5.97	$2,000

        The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our closing stock price of $1.42 as of December 31, 2011, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date. There were no in-the-money options exercisable as of December 31, 2011. The total intrinsic value of outstanding stock options as of December 31, 2011 was $3,000.

        The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $1,000, $4,085,000 and $4,583,000, respectively. We settle employee stock option exercises with newly issued shares of common stock.

Valuation assumptions for stock options granted during the years ended December 31, 2011, 2010 and 2009

        For stock options granted during the years ended December 31, 2011, 2010 and 2009, the majority vest 25% one year after the date of grant, and the remaining 75% in equal monthly installments thereafter over the next three years, until all such shares are vested and exercisable. Stock-based compensation is calculated according to the FASB issued accounting guidance and is expensed over the vesting period of the individual options using the graded vesting attribution method. During the years

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

6. Stock-Based Compensation Plans (Continued)

ended December 31, 2011, 2010 and 2009, we granted stock options with a weighted-average grant-date fair value of $1.20, $4.07 and $4.12 per share, respectively. The fair value of stock options granted to our employees during the years ended December 31, 2011, 2010 and 2009 was estimated on the date of each grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	2011	2010	2009
Stock option plans:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	62%	62%	72%
Risk free interest rate	1.8%	2.5%	2.1%
Expected life (years)	5.5	5.5	5.2

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

Restricted Stock

        The following table summarizes activity and related information for restricted stock unit, or RSU, awards:

	Number of Shares	Weighted Average Grant-date Fair Value
Nonvested RSU at December 31, 2010	2,492,078	$4.97
Granted	2,654,824	3.09
Vested	(666,133)	4.95
Forfeited	(908,832)	3.76

Nonvested RSU at December 31, 2011	3,571,937	$3.89

        The shares of RSU awards vest in one, three or four equal annual installments from the date of grant. Upon vesting of the restricted stock unit awards, we issue unrestricted shares of our common stock. The total fair value of shares vested during the years ended December 31, 2011 and 2010 was $1,185,000 and $278,000, respectively.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

6. Stock-Based Compensation Plans (Continued)

        The following table summarizes activity and related information for our restricted stock, or RS, awards:

	Number of Shares	Weighted Average Grant-date Fair Value
Nonvested RS at December 31, 2010	12,500	$6.51
Granted	—	—
Vested	(7,500)	5.85
Forfeited	(5,000)	7.49

Nonvested RS at December 31, 2011	$—	$—

        The shares of restricted stock vest in four equal annual installments from the date of grant. The total fair value of shares vested during the year ended December 31, 2011, 2010 and 2009 was $35,000, $806,000 and $869,000, respectively.

Employee Stock Purchase Plan

        On February 28, 2001, our Board of Directors approved the Allos Therapeutics, Inc. 2001 Employee Stock Purchase Plan, or Purchase Plan, which was also approved by our stockholders on April 17, 2001. Under the Purchase Plan, we are authorized to issue up to 2,500,000 shares of common stock to qualified employees. Qualified employees can choose to have up to 10% of their annual base earnings withheld to purchase shares of our common stock during each offering period. The purchase price of the common stock is 85% of the lower of the fair market value of a share of common stock on the first day of the offering or the fair market value of a share of common stock on the last day of the purchase period. We sold 100,954, 115,797 and 42,063 shares to employees in 2011, 2010 and 2009, respectively. There were 2,000,963 shares available for sale under the Purchase Plan as of December 31, 2011. The weighted-average estimated grant date fair value of purchase awards under the Purchase Plan during the years ended December 31, 2011, 2010 and 2009 was $1.06, $1.75 and $2.78 per share, respectively.

        The fair value of purchase awards granted to our employees during the years ended December 31, 2011, 2010 and 2009 was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions:

	2011	2010	2009
Stock purchase plan:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	51%	49%	77%
Risk free interest rate	0.1%	0.2%	0.4%
Expected life (years)	0.5	0.5	0.5

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

        As a result of the FDA's approval to market FOLOTYN on September 24, 2009, we met a milestone under the FOLOTYN License Agreement, discussed in Note 9, which required us to make a milestone payment of $5.8 million. We capitalized the $5.8 million payment as an intangible asset and began amortizing the asset following the FDA approval to market FOLOTYN. Amortization expense is being recorded on a straight line basis over the remaining expected life of the patent for FOLOTYN, which we expect to last until July 16, 2022. This includes the anticipated Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development. This term is our best estimate of the life of the patent. If, however, the Hatch-Waxman extension is not granted, the intangible asset will be amortized over a shorter period. The estimated annual amortization expense for the intangible asset is approximately $454,000 per year during 2013 through 2021 and $234,000 in 2022.

8. Income Taxes

        We have incurred net losses since inception.

        The components of our current tax benefit, for the years ended December 31, 2011, 2010 and 2009 was related to a federal and state research and experimentation income tax credit received.

        The income tax benefit computed using our net loss and the federal statutory income tax rate differs from our actual income tax benefit, primarily due to the following:

	Years ended December 31,
	2011	2010	2009
Federal income tax benefit at 35%	$(10,684)	$(27,124)	$(25,766)
State income tax benefit, net of federal benefit	(1,442)	(1,921)	(1,506)
Stock-based compensation	2,524	2,577	1,660
Expiration of net operating losses	1,368	—	—
Research and development and orphan drug credits	(499)	(979)	(503)
Change in valuation allowance	8,428	26,884	25,689
Other	298	485	349

Benefit for income taxes	$(7)	$(78)	$(77)

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

8. Income Taxes (Continued)

        The components of our deferred tax assets are as follows, as of December 31:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$118,088	$111,794
Amortization of intangibles	1,085	1,193
Research and development and orphan drug credit carryforwards	12,188	11,421
Stock-based compensation	7,480	6,235
Other	2,172	1,942

Total deferred tax assets	141,013	132,585
Valuation allowance	(141,013)	(132,585)

Net deferred tax assets	$—	$—

        Our deferred tax assets represent an unrecognized future tax benefit. A valuation allowance has been established for the entire tax benefit as we believe that it is more likely than not that such assets will not be realized.

        As of December 31, 2011, we had available approximately $319.1 million of net operating loss, or NOL, carryforwards, after taking into consideration NOLs expected to expire unused due to the limitations under Section 382 of the Internal Revenue Code, and which includes approximately $9.2 million of deductions related to stock-based compensation, not reflected in deferred tax assets, that are not realized as deferred tax assets until current taxes payable can be reduced. Of these NOL carryforwards, $6.2 million will expire in 2012 and the remaining NOL carryforwards expire in 2018 through 2031. In addition, as of December 31, 2011, we had research and development credit and orphan drug credit carryforwards, after taking into consideration the Section 382 limitation, of $5.2 million and $7.0 million, respectively, to offset future regular tax expense. Since the Company's formation, it has raised capital through the issuance of capital stock on several occasions which, combined with shareholders' subsequent disposition of those shares, has resulted in four changes of control in 1994, 1998, 2001 and 2005, as defined by Section 382. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% within a three-year period. As a result of the most recent ownership change in 2005, utilization of approximately $59.9 million of NOL carryforwards generated prior to the latest change are subject to an annual limitation of approximately $2.2 million under Section 382, determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. Additionally, we have a recognized built-in gain that increased the annual limitation by $3.3 million for each of the five years after the 2005 ownership change. Any unused annual limitation may be carried over to subsequent years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of the Company's net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Our NOL carryforwards reflected above are adjusted to remove the portion that will expire due to the limitation. Subsequent ownership changes, as defined in Section 382,

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

8. Income Taxes (Continued)

could further limit the amount of our NOL carryforwards and research and development credits that can be utilized annually to offset future taxable income.

        Tax positions must initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the periods from December 31, 1993 through December 31, 2011, the tax periods which remain subject to examination by major tax jurisdictions as of December 31, 2011.

        We may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically with material impact to our financial results. In the event we receive an assessment for interest and/or penalties, it would be classified in the financial statements as income tax expense.

9. Employee Benefit Plan

        We maintain a defined contribution plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. We provided a 50% match of employees' contributions up to $5,000 per employee per year. We made total contributions of $490,000, $544,000 and $356,000 during the years ended December 31, 2011, 2010 and 2009, respectively. Company contributions are fully vested after two years of employment.

10. Commitments and Contingencies

Lease Commitments

        We lease offices and automobiles under agreements that expire at various dates through 2013. Total office rent expense for the years ended December 31, 2011, 2010 and 2009 was $759,000, $743,000 and $786,000, respectively.

        The aggregate future minimum rental commitments as of December 31, 2011, for non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year Ending December 31:
2012	$1,063
2013	126
2014	22

Total	$1,211

Royalty and License Fee Commitments

        In December 2002, we entered into the FOLTOYN License Agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute, as amended, under

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

10. Commitments and Contingencies (Continued)

which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. Under the terms of the FOLOTYN License Agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and have made aggregate milestone payments of $2.5 million based on the passage of time. Additionally, in May and September 2009, we made milestone payments of $1.5 million based on the FDA accepting our New Drug Application for review and $5.8 million based on the FDA approval to market FOLOTYN, respectively. The up-front license fee and all milestone payments under the FOLOTYN License Agreement prior to FDA approval to market FOLOTYN were recorded to research and development expense as incurred. As discussed in Note 7, the $5.8 million milestone payment based on the FDA approval was capitalized as an intangible asset and is being amortized over the expected useful life of the composition of matter patent for FOLOTYN, which we expect to last until July 16, 2022. The only remaining potential milestone payment under the FOLOTYN License Agreement is for $3.5 million upon regulatory approval to market FOLOTYN in Europe, which, if made would be capitalized and amortized over the expected useful life of the licensed patents.

        Under the terms of the FOLOTYN License Agreement, we also owe the licensors sublicense fees equal to 20% of any milestone payments received from Mundipharma. As discussed above, during the year ended December 31, 2011, we paid $10.0 million of sublicense fees to the licensors. In the event we obtain conditional approval of FOLOTYN in Europe, we would receive a potential milestone from Mundipharma of $14.5 million under the Mundipharma Collaboration Agreement, of which $5.7 million would be payable by us to the licensors under the terms of the FOLOTYN License Agreement. The $5.7 million is comprised of the $3.5 million milestone payment discussed above and $2.2 million of sublicense fees (or 20% of $14.5 million less $3.5 million). Upon the first reimbursable commercial sale of FOLOTYN in at least three major market countries in the European Union, we would receive a milestone payment from Mundipharma of $10.0 million, of which $2.0 million would be payable by us to the licensors.

        Under the terms of the FOLOTYN License Agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we pay the licensors royalties based on worldwide graduated annual levels of net sales of FOLOTYN, net of actual rebates, chargebacks and returns, or distributor sales, which may be different than our net product revenue recognized in accordance with U.S. generally accepted accounting principles, or GAAP, or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur. For purposes of the FOLOTYN License Agreement, annual worldwide sales consists of our distributor sales and annual net sales of FOLOTYN in the Mundipharma Territories, as reported to us under the Mundipharma Collaboration Agreement, if and when such sales occur in the Mundipharma Territories. Royalties are 8% of annual worldwide sales up to $150.0 million; 9% of annual worldwide sales of $150.0 million through $300.0 million; and 11% of annual worldwide sales in excess of $300.0 million. In 2011, 2010 and 2009, our royalties were 8% of our net distributor sales.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

10. Commitments and Contingencies (Continued)

Contingencies

        We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners, contractors, clinical sites and suppliers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or the use of our product candidates. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The estimated fair value of the indemnification provisions of these agreements is minimal as of December 31, 2011, and accordingly, we have no corresponding liabilities recorded as of December 31, 2011.

        In accordance with the Mundipharma Collaboration Agreement, we have a $14,777,000 contingent payment obligation related to the development cost differential, which is included in long-term deferred revenue and other liabilities in the Balance Sheet. See Note 5 for further discussion.

Merger Transaction Class Action Lawsuits

        On July 19, 2011, we entered into an Agreement and Plan of Merger and Reorganization, or Merger Agreement, with AMAG and Alamo Acquisition Sub, Inc., or Merger Sub, as amended on August 8, 2011. On October 21, 2011, the Merger Agreement was terminated.

        On July 26, 2011, a putative class action lawsuit captioned Lam v. Allos Therapeutics, Inc., et al., No. 6714-VCN, was filed in the Delaware Court of Chancery. The complaint names as defendants the members of our board of directors, as well as AMAG and Merger Sub. The plaintiff alleges that our directors breached their fiduciary duties to our stockholders in connection with the proposed merger between the Company and AMAG, and were aided and abetted by AMAG and Merger Sub. The complaint alleges that the merger involves an unfair price and an inadequate sales process, unreasonable deal protection devices, and that defendants entered into the transaction to benefit themselves personally. The complaint seeks injunctive relief, including to enjoin the merger, rescissory damages in the event the merger occurs, attorneys' and other fees and costs, and other relief.

        On July 28, 2011, a putative class action lawsuit captioned Mulligan v. Allos Therapeutics, Inc., et al., No. 6724-VCN, was filed in the Delaware Court of Chancery. The complaint names as defendants the Company and the members of our board of directors, as well as AMAG and Merger Sub. The plaintiff alleges that our directors breached their fiduciary duties to our stockholders in connection with the proposed merger between the Company and AMAG, and were aided and abetted by the Company, AMAG and Merger Sub. The complaint alleges that the merger involves an unfair price and an inadequate sales process, unreasonable deal protection devices, and that defendants entered into the transaction to benefit themselves personally. The complaint seeks injunctive relief, including to enjoin the merger, rescissory damages in the event the merger occurs, disgorgement of profits, attorneys' and other fees and costs, and other relief.

        On August 1, 2011, the Delaware Court of Chancery consolidated the Lam and Mulligan cases into In Re Allos Therapeutics, Inc. Shareholders Litigation, Consolidated C.A. No. 6714.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

10. Commitments and Contingencies (Continued)

        On August 15, 2011, a putative class action lawsuit captioned Gaines v. Narachi, et al., No. 6784-VCN, was filed in the Delaware Court of Chancery. The complaint names as defendants the Company, AMAG, and the members of AMAG's board of directors. The plaintiff alleges that AMAG's directors breached their fiduciary duties to AMAG's stockholders in connection with the proposed merger between the Company and AMAG, and were aided and abetted by the Company. The complaint alleges that the merger involved an inadequate sales process and unreasonable deal protection devices, that the AMAG board of directors improperly rejected an allegedly superior offer by MSMB Capital Management LLC, and that defendants entered into the transaction to benefit themselves personally. The complaint seeks injunctive relief, including to enjoin the merger, rescissory damages in the even the merger occurs, disgorgement of profits, attorneys' fees and other fees and costs, and other relief.

        On September 1, 2011, a Verified Consolidated Amended Class Action Complaint was filed in the consolidated action pending in the Delaware Court of Chancery. The amended complaint names as defendants members of our board of directors, as well as the Company, AMAG and Merger Sub, and alleges that members of our board of directors breached their fiduciary duties to our stockholders in connection with the Merger Agreement and the disclosures related thereto, and further claims that the Company, AMAG and Merger Sub aided and abetted those alleged breaches of fiduciary duty. The amended complaint generally alleges that the Merger Agreement involves an unfair price, a flawed sales process and preclusive deal protection devices and that the defendants agreed to the transaction to benefit themselves personally. The amended complaint further alleges that the joint proxy statement fails to disclose material information relating to the Company's and AMAG's financial projections, the fairness opinions of J.P. Morgan and Morgan Stanley and the background of the proposed transaction. The amended complaint seeks damages and injunctive relief, including to enjoin the acquisition of the Company by AMAG, and an award of attorneys' and other fees and costs, in addition to other relief.

        On October 13, 2011, the Company and other defendants in the consolidated action pending in the Delaware Court of Chancery entered into a memorandum of understanding, or MOU, pursuant to which the Company and such parties agreed in principle, and subject to certain conditions, to settle that action. The settlement contemplated by the MOU was subject to and conditioned upon consummation of the acquisition of the Company by AMAG, which condition was not satisfied.

        On October 31, 2011, the Company moved to dismiss the consolidated action pending before the Delaware Court of Chancery. On November 1, 2011, the Company moved to dismiss the Gaines action. No supporting memoranda have been filed, and there is no briefing schedule on these motions.

        On December 13, 2011, plaintiffs' counsel in the consolidated Delaware action filed a motion for an award of fees and expenses in connection with certain disclosures made by the Company in connection with the proposed merger with AMAG. On February 1, 2012, the Company filed its opposition to the motion; plaintiffs filed their reply on March 15, 2012. A date for a hearing on the motion has not yet been set.

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

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

11. Quarterly Information (Unaudited)

        Certain unaudited quarterly financial information, including license and other revenue, operating loss, loss before income taxes, net loss, net loss per share and deferred revenue have been restated for the second and third quarters of 2011 from the amounts previously reported in our original Quarterly Reports on Form 10-Q for the periods ended June 30, 2011 and September 30, 2011, which were amended to reflect the restated amounts. The restatements were related to the inclusion in the allocable arrangement consideration of the development cost differential contingent payment for the Mundipharma Collaboration Agreement and other items. For the three months ended June 30, 2011 and the three months ended September 30, 2011, we overstated license and other revenue by $4.7 million and $0.1 million, respectively, as a result of our overstatement of the allocable arrangement consideration under the Mundipharma arrangement. Accordingly, the adjustments for the nine months ended September 30, 2011 was to reduce license and other revenue and increase deferred revenue and other liabilities by $4.8 million. The restatement had no effect on total net cash flows from operating, investing or financing activities in any period.

        The quarterly financial results below for the three months ended June 30, 2011 and September 30, 2011 represent the corrected amounts.

        The results of operations on a quarterly basis for the years ended December 31, 2011 and 2010 were as follows:

	March 31, 2011	June 30, 2011	Sept. 30 2011(2)	Dec. 31, 2011(3)	March 31, 2010	June 30, 2010	Sept. 30 2010	Dec. 31, 2010(4)
		(restated)	(restated)
Net product sales	$10,864	$10,972	$13,215	$15,435	$7,407	$7,885	$8,230	$11,705
License and other revenue(1)	—	23,454	840	1,269	—	—	—	—

Total revenue	10,864	34,426	14,055	16,704	7,407	7,885	8,230	11,705
Operating costs and expenses:
Cost of sales, excluding amortization expense	943	1,044	1,230	1,293	689	752	889	1,317
Cost of license and other revenue	—	10,571	437	690	—	—	—	—
Research and development	7,497	5,074	4,996	4,622	9,285	6,522	7,249	8,303
Selling, general and administrative	17,552	20,158	18,688	11,419	17,932	20,517	18,702	21,631
Amortization of intangible asset	113	114	113	114	113	114	113	114

Total operating costs and expenses.	26,105	36,961	25,464	18,138	28,019	27,905	26,953	31,365
Operating loss	(15,241)	(2,535)	(11,409)	(1,434)	(20,612)	(20,020)	(18,723)	(19,660)
Interest and other income, net	38	22	14	11	65	66	(129)	1,518

Loss before income taxes	(15,203)	(2,513)	(11,395)	(1,423)	(20,547)	(19,954)	(18,852)	(18,142)
Income tax benefit	—	—	7	—	—	—	78	—

Net loss	$(15,203)	$(2,513)	$(11,388)	$(1,423)	$(20,547)	$(19,954)	$(18,774)	$(18,142)

Net loss per share: basic and diluted	$(0.14)	$(0.02)	$(0.11)	$(0.01)	$(0.20)	$(0.19)	$(0.18)	$(0.17)
Weighted average shares: basic and diluted	105,527,387	105,606,587	105,677,687	106,029,341	104,602,134	105,187,206	105,320,554	105,373,147

(1)
In May 2011, we entered into a strategic collaboration agreement to co-develop FOLOTYN with Mundipharma. See Note 5 for further information.

(2)
Net product sales for the third quarter 2011 includes $3.0 million related to the sale of FOLOTYN for use in a clinical trial being conducted by an unrelated party.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars shown in tables are in thousands, except per share amounts)

11. Quarterly Information (Unaudited) (Continued)

(3)
Net product sales for the fourth quarter 2011 includes an increase of approximately $4.4 million related to (i) $3.2 million in the fourth quarter of 2011 relating to an increase in our distributors' year-end 2011 inventory levels as compared to average inventory levels for 2011, and (ii) $1.2 million in the fourth quarter of 2011 relating to the reversal of certain gross-to-net sales allowances. See Note 2 for further information.

As a result of the termination of the Merger Agreement with AMAG Pharmaceuticals, Inc. on October 21, 2011, AMAG paid Allos approximately $1.8 million for reimbursement of expenses, which was recorded in the fourth quarter as an offset to selling, general and administrative expense.

(4)
Net product sales for the fourth quarter 2010 includes a one-time increase of approximately $1.1 million related to a change in revenue recognition methodology. Prior to the fourth quarter, we recognized revenue on the basis of demand sales. During the fourth quarter, we began recognizing revenue on the basis of factory sales as we established a sufficient history in order to reasonably estimate returns in accordance with GAAP. The $1.1 million one-time increase in net product sales represents the cumulative difference between factory sales and demand sales at the end of the third quarter, or deferred revenue, less applicable gross to net sales adjustments.

In October 2010, we received the Therapeutic Discovery Tax Credit, which we elected to receive in the form of a cash payment, or grant totaling approximately $1.5 million and which was recorded in Interest and other income, net in the fourth quarter.

12. Subsequent Events

        We have evaluated all subsequent events through the date that these financial statements were issued.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Number	Filed Herewith
3.01		Amended and Restated Certificate of Incorporation.	8-K	7/20/2009	3.1
3.02		Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	7/20/2009	3.2
3.03		Certificate of Amendment to Restated Certificate of Incorporation.	8-K	7/20/2009	3.3
3.04		Certificate of Amendment to the Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	7/20/2009	3.4
3.05		Certificate of Amendment to Restated Certificate of Incorporation.	8-K	6/25/2010	3.1
3.06		Amended and Restated Bylaws of Allos Therapeutics, Inc.	8-K	6/25/2007	3.04
4.01		Form of Common Stock Certificate.	S-1/A	3/17/2000	4.01
4.02		Reference is made to Exhibits 3.01, 3.02, 3.03, 3.04 and 3.05.
4.03		Rights Agreement dated May 6, 2003 between Allos and Mellon Investor Services LLC.	8-K	5/9/2003	99.2
4.04		Form of Rights Certificate.	8-K	5/9/2003	99.3
4.05		Amendment to Rights Agreement dated March 4, 2005 between Allos and Mellon Investor Services LLC.	8-K	3/4/2005	4.06
4.06		Amendment to Rights Agreement dated January 29, 2007 between Allos and Mellon Investor Services LLC.	8-K	1/30/2007	4.1
4.07		Amendment to Rights Agreement, dated as of July 17, 2009, between Allos and Mellon Investor Services LLC.	8-K	7/20/2009	4.1
10.1	†	Form of Amended and Restated Indemnity Agreement between Allos and each of its directors and officers.	8-K	6/25/2007	10.01
10.2	†	1995 Stock Option Plan, as amended.	S-1	1/26/2000	10.11
10.3	†	2000 Stock Incentive Compensation Plan, as amended.	8-K	12/22/2005	10.1
10.3.1	†	Form of Incentive Stock Option Letter Agreement under 2000 Stock Incentive Compensation Plan.	8-K	2/11/2005	99.1
10.3.2	†	Form of Nonqualified Stock Option Letter Agreement under 2000 Stock Incentive Compensation Plan.	8-K	2/11/2005	99.2

			Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Number	Filed Herewith
10.3.3	†	Form of Nonqualified Stock Option Letter Agreement for Non-Employee Directors under 2000 Stock Incentive Compensation Plan.	8-K	2/24/2006	10.1
10.4	†	2001 Employee Stock Purchase Plan, as amended and restated effective December 13, 2010.	10-K	3/3/2011	10.4
10.4.1	†	2001 Employee Stock Purchase Plan Offering (Series Beginning July 1, 2007).	8-K	6/25/2007	10.12.1
10.5		Office Lease dated April 4, 2001 between Allos and Catellus Development Corporation.				X
10.5.1		Amended and Restated Second Amendment to Lease dated December 9, 2002 between Allos and Catellus Development Corporation.				X
10.5.2		Third Amendment to Lease dated November 28, 2003 between Allos and Catellus Development Corporation.				X
10.5.3		Fifth Amendment to Office Lease Agreement dated June 16, 2008 between Allos and Circle Point Properties, LLC.				X
10.5.4		Sixth Amendment to Office Lease Agreement dated December 7, 2011 between Allos and Circle Point Properties, LLC.				X
10.6		Securities Purchase Agreement dated March 2, 2005 between Allos and the Investors listed on the signature pages thereto.	8-K/A	3/10/2005	10.41
10.7		Registration Rights Agreement dated March 4, 2005 between Allos and the Investors listed on Schedule I thereto.	8-K/A	3/10/2005	10.42
10.8		Letter Agreement dated March 4, 2005 among Allos, Warburg Pincus Private Equity VIII, L.P., Warburg Pincus & Co. and Warburg Pincus LLC.	8-K	3/4/2005	10.43
10.9	†	Summary of Compensation Arrangements for Non-Employee Directors.				X
10.10	†	Restricted Stock Award Agreement dated March 9, 2006 between Allos and Paul L. Berns.	8-K	3/14/2006	10.2
10.11	†	2006 Inducement Award Plan, including forms of Stock Option Grant Notice with Stock Option Agreement and Restricted Stock Grant Notice with Restricted Stock Grant Agreement.	8-K	6/6/2006	10.1
10.12	*	License Agreement for 10-Propargyl-10-Deazaaminopterin "PDX" dated December 23, 2002 and amended May 9, 2006 between Allos and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	10-K	3/1/2010	10.13

			Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Number	Filed Herewith
10.12.1	*	Second Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin "PDX" dated November 6, 2007 between Allos and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	10-K	3/1/2010	10.13.1
10.13	†	Corporate Bonus Plan, as amended and restated effective September 15, 2008.	10-Q	11/5/2008	10.1
10.14	†	Second Amended and Restated Employment Agreement, effective December 13, 2007, between Allos and Paul L. Berns.	10-K	2/27/2008	10.20
10.14.1	†	First Amendment to Second Amended and Restated Employment Agreement, effective as of May 20, 2009, between Allos and Paul L. Berns.	8-K	5/22/2009	10.1
10.14.2	†	Second Amendment to Second Amended and Restated Employment Agreement, effective as of March 2, 2011, between Allos and Paul L. Berns.	10-K	3/3/2011	10.14.2
10.15	†	Amended and Restated Employment Agreement, effective December 13, 2007, between Allos and James V. Caruso.	10-K	2/27/2008	10.22
10.15.1	†	First Amendment to Amended and Restated Employment Agreement, dated as of May 20, 2009, between Allos and James V. Caruso.	8-K	5/22/2009	10.3
10.15.2	†	Release Agreement, dated as of October 22, 2010, between Allos and James V. Caruso.	8-K	10/22/2010	10.3
10.16	†	Second Amended and Restated Employment Agreement, effective June 2, 2010, between Allos and Marc H. Graboyes.	8-K	6/3/2010	10.1
10.16.1	†	First Amendment to Second Amended and Restated Employment Agreement, effective as of March 2, 2011, between Allos and Marc H. Graboyes.	10-K	3/3/2011	10.14.1
10.16.2	†	Second Amendment to Second Amended and Restated Employment Agreement, effective as of September 7, 2011, between Allos and Marc H. Graboyes.				X
10.17	†	Allos Therapeutics, Inc. 2008 Equity Incentive Plan, as amended.	8-K	6/25/2010	10.1
10.17.1	†	Form of Option Grant Notice and Agreement under the 2008 Equity Incentive Plan.	S-8	6/24/2008	99.2
10.17.2	†	Form of Restricted Stock Award Grant Notice and Agreement under the 2008 Equity Incentive Plan.	S-8	6/24/2008	99.3

			Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Number	Filed Herewith
10.17.3	†	Form of Restricted Stock Unit Grant Notice and Agreement for Section 16 Participants under the 2008 Equity Incentive Plan.	8-K	3/5/2012	10.2
10.17.4	†	Form of Restricted Stock Unit Grant Notice and Agreement for Non-Employee Directors under the 2008 Equity Incentive Plan.	8-K	2/24/2012	10.1
10.17.5	†	Form of Restricted Stock Unit Grant Notice and Agreement under the 2008 Equity Incentive Plan.	8-K	10/22/2010	10.2
10.18	†	Employment Agreement, effective June 25, 2009, between the Company and David C. Clark.	8-K	6/26/2009	10.1
10.18.1	†	First Amendment to Employment Agreement, effective as of March 2, 2011, between Allos and David C. Clark.	10-K	3/3/2011	10.20.1
10.18.2	†	Second Amendment to Employment Agreement, effective as of September 7, 2011, between Allos and David C. Clark.				X
10.19	†	Employment Agreement, effective April 26, 2010, between the Company and Charles Q. Morris.	8-K	4/27/2010	10.1
10.19.1	†	First Amendment to Employment Agreement, effective as of March 2, 2011, between Allos and Charles Q. Morris.	10-K	3/3/2011	10.21.1
10.19.2	†	Second Amendment to Employment Agreement, effective as of September 7, 2011, between Allos and Charles Q. Morris.				X
10.20	†	Employment Agreement, effective September 16, 2010, between Allos and Bruce K. Bennett, Jr.	8-K	9/17/2010	10.1
10.20.1	†	First Amendment to Employment Agreement, effective as of March 2, 2011, between Allos and Bruce K. Bennett, Jr.	10-K	3/3/2011	10.22.1
10.20.2	†	Second Amendment to Employment Agreemnet, effective as of September 6, 2011, between Allos and Bruce K. Bennett, Jr.				X
10.21	†	Employment Agreement, effective September 16, 2010, between Allos and Michael E. Schick.	8-K/A	9/17/2010	10.1
10.21.1	†	First Amendment to Employment Agreement, effective as of March 2, 2011, between Allos and Michael E. Schick.	10-K	3/3/2011	10.23.1
10.21.2	†	Second Amendment to Employment Agreement, effective as of September 7, 2011, between Allos and Michael E. Schick.				X
10.22	†	Amended and Restated Employment Agreement, effective December 22, 2011, between Allos and Bruce A. Goldsmith.	8-K	12/23/2011	10.1

Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Number	Filed Herewith
10.23	†	Executive Equity Awards.	8-K	10/22/2010	10.1
10.24	†	Executive Compensation and Equity Awards.	8-K	2/26/2011	10.1
10.25	*	License, Development and Commercialization Agreement, dated May 10, 2011, by and between Mundipharma International Corporation Limited and Allos				X
10.26	*	Supply Agreement dated May 10, 2011, by and between Mundipharma Medical Company and Allos	10-Q	8/4/2011	10.2
10.27	*	Third Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin "PDX" dated May 10, 2011 between Allos and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	10-Q	8/4/2011	10.3
23.01		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				X
23.02		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X
24.01		Power of Attorney (included on signature page hereto).				X
31.01		Rule 13a-14(a)/15d-14(a) Certification.				X
31.02		Rule 13a-14(a)/15d-14(a) Certification.				X
32.01	#	Section 1350 Certification.				X
101.INS	‡	XBRL Instance Document
101.SCH	‡	XBRL Taxonomy Extension Schema Document
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document

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

‡
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.