Form 10-K/A
period 2011-12-31
ALLOS THERAPEUTICS INC
filed 2012-04-27
CIK 1097264

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or Amendment No. 1s incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 9, 2012, there were 106,958,412 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE:  This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed by the registrant on March 26, 2012 (the “Report”).  The principal purpose of this Amendment No. 1 is to include Part III information.  This Amendment No. 1 hereby amends and restates Part III, Items 10 through 14 in their entirety.  In addition, we are also including Exhibits 31.01, 31.02 required by the filing of this Amendment No. 1.  Except as otherwise stated herein, no other information contained in the Report has been updated by this Amendment No. 1.  Unless the context requires otherwise, references in this Amendment No. 1 to “Allos,” the “Company, “ “we, “ “us, “ and “our” refer to Allos Therapeutics, Inc.

ALLOS THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Amendment No. 1

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the directors and executive officers of the Company, their ages, and the positions held by each such person with the Company on April 9, 2012:

Name	Age	Position
Stephen J. Hoffman, Ph.D., M.D. (1)(3)	58	Chairman of the Board of Directors
Cecilia Gonzalo	37	Director
Jeffrey R. Latts, M.D. (2)	64	Director
Jonathan S. Leff (2)(3)	43	Director
David M. Stout (1)(2)	57	Director
Joseph L. Turner (1)	60	Director
Paul L. Berns	45	Director, President and Chief Executive Officer
Bruce K. Bennett, Jr.	61	Vice President, Pharmaceutical Operations
David C. Clark	43	Vice President, Finance, Treasurer and Assistant Secretary
Bruce A. Goldsmith	46	Senior Vice President, Corporate Development
Marc H. Graboyes	42	Senior Vice President, General Counsel and Secretary
Charles Q. Morris	47	Executive Vice President, Chief Medical Officer
Michael E. Schick	45	Vice President, Sales and Marketing

(1)               Member of the Audit Committee of the Board of Directors.

(2)               Member of the Compensation Committee of the Board of Directors.

(3)               Member of the Nominating and Corporate Governance Committee of the Board of Directors.

Board of Directors

Stephen J. Hoffman, Ph.D., M.D. is the Company’s Chairman of the Board. Dr. Hoffman has served as a Managing Director of Skyline Ventures, a venture capital firm, since May 2007.  From January 2003 to March 2007, Dr. Hoffman was a General Partner of TechnoVenture Management, a venture capital firm. He has served as a member of the Company’s Board of Directors (the “Board of Directors”) since 1994 and as the Company’s Chairman of the Board since December 2001. From July 1994 to December 2001, Dr. Hoffman served as the Company’s President and Chief Executive Officer. Prior to that, from inception to 1994, Dr. Hoffman served as a consultant to the Company’s investor group. From 1990 to 1994, he completed a fellowship in clinical oncology and a residency/fellowship in dermatology, both at the University of Colorado. Dr. Hoffman was the scientific founder of Somatogen Inc., a biopharmaceutical company, where he held the position of Director of Corporate Research and Vice President of Science and Technology from 1987 to 1990. Dr. Hoffman is currently a director of AcelRx Pharmaceuticals, Inc.  Dr. Hoffman previously served as a director of Sirtris Pharmaceuticals, Inc. from 2007 to 2008.  Dr. Hoffman received his Ph.D. in bio-organic chemistry from Northwestern University and his M.D. from the University of Colorado School of Medicine.  The Nominating and Corporate Governance Committee of the Board of Directors (the “Nominating and Corporate Governance Committee”) believes that Dr. Hoffman’s prior history as the Company’s President and Chief Executive Officer and his long tenure as Chairman of the Board bring important historic knowledge and continuity to the Board of Directors.  In addition, the Nominating and Corporate Governance Committee believes that Dr. Hoffman’s scientific, financial and business expertise, including his diversified background as an executive officer and investor in public pharmaceutical companies, give him the qualifications and skills to serve as a director, and are particularly important as the Company continues its drug development efforts.

Cecilia Gonzalo has served on our Board of Directors since December 2011. Ms. Gonzalo has been a partner of Warburg Pincus & Co. and a member and managing director of Warburg Pincus LLC since January 2010. She was previously a principal of Warburg Pincus LLC from January 2006 to December 2009. She joined Warburg Pincus in 2001 and focuses on healthcare investments in the pharmaceuticals, biotechnology and healthcare services sectors. Prior to joining Warburg Pincus, Ms. Gonzalo worked at Goldman Sachs in the Investment Banking Division focusing on corporate finance and mergers and acquisitions transactions in Latin America, as well as in the Principal Investment Area focusing on investments in the region. She received her B.A. cum laude in biochemical sciences from Harvard College and her M.B.A. from Harvard Business School. Ms. Gonzalo is a director of Rib-X Pharmaceuticals, Inc. and Talon Therapeutics, Inc. Ms. Gonzalo was previously a director of several biopharmaceutical companies, including Prestwick Pharmaceuticals, Inc. and Eurand N.V. The Nominating and Corporate Governance Committee believes that Ms. Gonzalo possesses specific attributes that qualify her to serve as a member of our Board of Directors, including experience building, investing in and growing biotechnology companies. In addition, because Ms. Gonzalo has served on several boards of directors of public and private companies, the Nominating and Corporate Governance Committee believes she has substantial experience regarding how boards can and should effectively oversee and manage companies, and a significant understanding of governance issues.

Jeffrey R. Latts, M.D. has served as a member of the Board of Directors since April 2007.  Since January 2007, Dr. Latts has been a self-employed consultant to the pharmaceutical industry.  Previously, Dr. Latts served as Executive Vice President of Exelixis, Inc., a biotechnology company, from January 2006 to January 2007, and as Senior Vice President of Exelixis, Inc. from July 2001 to December 2005. He also served as Chief Medical Officer of Exelixis, Inc. from July 2001 to September 2006.  Prior to that, Dr. Latts held key management positions with Berlex Laboratories, a pharmaceutical healthcare company, where he served as Chief Medical Officer from 1995 to 2001, and Vice President, Clinical Research and Development from 1990 to 2001.  Prior to that, Dr. Latts served as Vice President of Clinical Research at Wyeth Ayerst Research, a division of Wyeth Laboratories.  He began his career in the pharmaceutical industry with the Parke-Davis Pharmaceutical Division of Warner Lambert. In over 25 years in the pharmaceutical industry, Dr. Latts has been involved in numerous investigational new drug application submissions and has successfully initiated early to late stage clinical trials for multiple disease areas, including cancer, immunology, central nervous system and metabolic diseases.  Dr. Latts received a B.S. in medicine and an M.D. from the University of Minnesota.  The Nominating and Corporate Governance Committee believes that Dr. Latts’ scientific and regulatory expertise, including his extensive experience leading research and development organizations and pursuing new drug applications, give him the qualifications and skills to serve as a director, and are particularly important as the Company continues its drug development efforts.

Jonathan S. Leff has served as a member of the Board of Directors since March 2005. Mr. Leff serves as a General Partner of Warburg Pincus & Co. and as a Managing Director and Member of Warburg Pincus LLC. Mr. Leff joined Warburg Pincus in 1996 and is responsible for the firm’s investments in biotechnology and pharmaceuticals. Prior to joining Warburg Pincus, he was a consultant at Oliver, Wyman & Co. Mr. Leff is currently a director of Inspire Pharmaceuticals, Inc., InterMune, Inc., Talon Therapeutics, Inc. and Protox Therapeutics Inc.  Mr. Leff is also currently a director of the following private companies: Rib-X Pharmaceuticals, ReSearch Pharmaceutical Services, Inc. and Archimedes Pharma Ltd.  Mr. Leff is also currently a director of the following organizations: Spinal Muscular Atrophy Foundation, the Biotechnology Industry Organization and the National Venture Capital Association.  Mr. Leff previously served as a director of ZymoGenetics, Inc. from 2000 to 2010, Altus Pharmaceuticals Inc. from 2004 to 2008, Neurogen Corporation from 2004 to 2008 and Sunesis Pharmaceuticals Inc. from 1999 to 2006.  Mr. Leff also served as a director of the following private companies: Ganic Pharmaceuticals from 2008 to 2010 and Alita Pharmaceuticals from 2006 to 2008.  Mr. Leff received his A.B. in Government from Harvard College and his M.B.A. from Stanford University Graduate School of Business.  The Nominating and Corporate Governance Committee believes that Mr. Leff’s financial and business acumen, as well as his substantial experience serving on the boards of multiple public and private pharmaceutical companies, give him the qualifications and skills to serve as a director.  In addition, the Nominating and Corporate Governance Committee believes that Mr. Leff’s experience serving on the compensation committees of five public companies and the nominating and/or corporate governance committees of five public companies give him substantial compensation, nominating and corporate governance experience that is important to the Board of Directors.

David M. Stout has served as a member of the Board of Directors since March 2009.  Mr. Stout most recently served as President, Pharmaceuticals at GlaxoSmithKline, where he was responsible for the company’s global pharmaceutical operations, from January 2003 to February 2008.  From 2001 to 2002, Mr. Stout served as President, U.S. for GlaxoSmithKline.  From 1998 to 2000, Mr. Stout served as President, North America for SmithKline Beecham.  From 1996 to 1998, Mr. Stout served as Vice President of Sales and Marketing-U.S. for SmithKline Beecham.  Prior to that, Mr. Stout was President of Schering Laboratories, a division of Schering-Plough Corporation, from 1994 to 1996.  Mr. Stout also held various executive and sales and marketing positions with Schering-Plough Corporation from 1979, when he joined the company, until 1994.  Mr. Stout is currently a director of Airgas, Inc., Jabil Circuit, Inc., and Shire Pharmaceuticals.  Mr. Stout also serves as a director of NanoBio, Inc., a private company.  Mr. Stout received his B.A. in biology from McDaniel College.  The Nominating and Corporate Governance Committee believes that Mr. Stout’s extensive pharmaceutical industry experience, including his experience leading global pharmaceutical operations and large sales and marketing organizations, give him the qualifications and skill to serve as a director, and are particularly important as the Company continues its commercialization efforts.  In addition, the Nominating and Corporate Governance Committee believes that Mr. Stout’s experience serving on the boards of three publicly traded companies, including three compensation committees, two audit committees and two governance committees, give him substantial compensation, audit and governance experience that is important to the Board of Directors.

Joseph L. Turner has served as a member of our Board of Directors since February 2012. Mr. Turner currently serves on the Board of Directors and Audit Committee of QLT Inc., a publicly-traded pharmaceutical company, and serves on the Board of Directors and is the chair of the Audit Committee of Corcept Therapeutics, Inc. and Alexza Pharmaceuticals, Inc.,

both publicly-traded pharmaceutical companies, and Kythera Biopharmaceuticals, Inc., a privately-held pharmaceutical company. In 2008, Mr. Turner served as a director and member of the Audit Committee of SGX. Mr. Turner served as Chief Financial Officer at Myogen, Inc., a publicly-traded biopharmaceutical company, which he joined in 1999 and served until it was acquired by Gilead Sciences in 2006. Previously, Mr. Turner was Chief Financial Officer at Centaur Pharmaceuticals, Inc. and served as Chief Financial Officer and Vice President, Finance and Administration at Cortech, Inc. Since 2009, Mr. Turner has also served on the Board of Managers of Swarthmore College and in June 2010, he was appointed to its Finance Committee, Academic Affairs Committee and Student Affairs Committee. The Nominating and Corporate Governance Committee believes that Mr. Turner’s background in finance and his experience in the biopharmaceutical industry make him well suited to aid the Company. Mr. Turner has an M.B.A. from the University of North Carolina at Chapel Hill, an M.A. in molecular biology from the University of Colorado, and a B.A. in chemistry from Swarthmore College.

Paul L. Berns has served as the Company’s President and Chief Executive Officer, and as a member of the Board of Directors, since March 2006. Prior to joining the Company, Mr. Berns was a self-employed consultant to the pharmaceutical industry from July 2005 to March 2006.  From June 2002 to July 2005, Mr. Berns was President, Chief Executive Officer and a director of Bone Care International, Inc., a specialty pharmaceutical company that was acquired by Genzyme Corporation in 2005. Prior to that, from 2001 to 2002, Mr. Berns served as Vice President and General Manager of the Immunology, Oncology and Pain Therapeutics business unit of Abbott Laboratories, a pharmaceutical company. From 2000 to 2001, he served as Vice President, Marketing of BASF Pharmaceuticals-Knoll, a pharmaceutical company, and from 1990 to 2000, Mr. Berns held various positions, including senior management roles, at Bristol-Myers Squibb Company, a pharmaceutical company.  Mr. Berns is currently a director of XenoPort, Inc. and Jazz Pharmaceuticals, Inc.  Mr. Berns received a B.S. in Economics from the University of Wisconsin.  The Nominating and Corporate Governance Committee believes that Mr. Berns’ extensive experience with the Company, as President, Chief Executive Officer and member of the Board of Directors, bring important historic knowledge and continuity to the Board of Directors. In addition, the Nominating and Corporate Governance Committee believes that Mr. Berns’ prior experience as President and Chief Executive Officer of Bone Care International, Inc., as Vice President and General Manager of the Immunology, Oncology and Pain Therapeutics business unit of Abbott Laboratories, and his senior management experience with two other large pharmaceutical companies, provide him with substantial operational, financial and industry expertise, as well as leadership skills, that are important to the Board of Directors.

Executive Officers

Bruce K. Bennett, Jr. has served as the Company’s Vice President, Pharmaceutical Operations since January 2008. Prior to joining the Company, Mr. Bennett was a self-employed consultant to the biotechnology and pharmaceutical industries from 2006 to January 2008. From 2002 to 2006, Mr. Bennett served as Vice President, Manufacturing at La Jolla Pharmaceuticals. Prior to La Jolla, Mr. Bennett served as Vice President, Operations at Provasis Therapeutics from 2000 to 2002, and as Vice President, Operations, RA/QA/QC and Commercial Development at Via Medical Corporation from 1997 to 2000. From 1987 to 1997, Mr. Bennett served as a senior operations executive of various pharmaceutical, biotechnology and other companies. Mr. Bennett earned his M.B.A. from Pepperdine University and his B.S. in Industrial Technology from California State University, Long Beach.

David C. Clark has served as the Company’s Vice President, Finance since February 2007, as Principal Financial Officer since March 2006 and as the Company’s Treasurer since May 2004. Mr. Clark also served as the Company’s Corporate Controller from May 2004 to April 2007. He has served as the Company’s Assistant Secretary since October 2004 and served as Secretary from May 2004 to October 2004. From March 2000 to October 2003, Mr. Clark held several positions at Seurat Company (formerly XOR Inc.), a technology company, serving most recently as Vice President of Finance and Chief Financial Officer.  From 1992 to March 2000, Mr. Clark worked in the audit practice of PricewaterhouseCoopers LLP. Mr. Clark is a Certified Public Accountant and received a Masters of Accountancy and a B.S. in Accounting from the University of Denver.

Bruce A. Goldsmith, Ph.D., has served as the Company’s Senior Vice President, Corporate Development since March 2011, and served as the Company’s Vice President, Corporate Development from August 2008 to February 2011. Prior to joining the Company, Dr. Goldsmith served as Vice President, Strategic Marketing at GPC Biotech, a biotechnology company, from May 2007 to July 2008.  Prior to that, from May 1999 to April 2007, Dr. Goldsmith served in various strategic marketing and business development roles with the Johnson & Johnson family of companies, where he served most recently as Group Product Director, Virology for Tibotec Therapeutics from 2005 to 2007 and Executive Director, Global Marketing Leader, Oncology, from 2003 to 2005.  From 1994 to 1997, Dr. Goldsmith was a Research Fellow with the Japan Pharmaceutical Group at Novartis Pharma.  Dr. Goldsmith earned his M.B.A. from Columbia Business School and his Ph.D. in Neuroscience from the University of Pennsylvania.  He received his B.A. in Biology from Colgate University.

Marc H. Graboyes has served as the Company’s Senior Vice President, General Counsel and Secretary since February 2008, and served as the Company’s Vice President, General Counsel and Secretary from October 2004 to January 2008. From 2000 to October 2004, Mr. Graboyes was an attorney with Cooley Godward LLP, where he practiced corporate and securities law and served as outside counsel to the Company. Prior to joining Cooley Godward, Mr. Graboyes practiced corporate and securities law with several other national law firms. Mr. Graboyes earned his J.D. from the University of Colorado School of Law and received his B.S. in Entrepreneurship & Small Business Management from the University of Colorado at Boulder.

Charles Q. Morris, MB ChB, MRCP, has served as the Company’s Executive Vice President, Chief Medical Officer since April 26, 2010.  Prior to joining the Company, Dr. Morris served as Vice President Worldwide Clinical Research at Cephalon, Inc., a biopharmaceutical company, from April 2008 to April 2010, and as Vice President Clinical Research, Oncology at Cephalon from July 2007 to April 2008.  From 1998 to July 2007, Dr. Morris held various roles in clinical development with AstraZeneca plc, a biopharmaceutical company, including Vice President Clinical Development Projects, Oncology from July 2006 to June 2007 and Medical Science Director and Clinical Project Team Leader from January 2005 to June 2006.  Prior to that, from 1995 to 1998, Dr. Morris served as a Medical Advisor with Zeneca Pharmaceuticals.  From 1992 to 1995, Dr. Morris was Clinical Lecturer and Honorary Registrar in Medical Oncology at The Christie Hospital NHS Trust in Manchester, United Kingdom, and from 1989 to 1992, Dr. Morris served in several other hospital posts in the United Kingdom.  Dr. Morris received his Degree of Bachelor of Medical Science in Clinical Pharmacology and Therapeutics and his Degrees of Bachelor of Medicine and Bachelor of Surgery from the Sheffield University Medical School in Sheffield, United Kingdom.

Michael E. Schick has served as the Company’s Vice President, Sales and Marketing since August 2009.  Prior to joining the Company, Mr. Schick served as Associate Vice President, Oncology Marketing at ImClone Systems from October 2007 to July 2009, where he was responsible for the Erbitux® (cetuximab injection) franchise across multiple indications.  Prior to that, from February 2006 to October 2007, Mr. Schick was Executive Director, Oncology Global Marketing at Amgen Inc., where he was responsible for marketing Neulasta® (pegfilgrastim) and Aranesp® (darbepoetin alfa injection).  From November 2004 to January 2006, Mr. Schick served as Director, Marketing, Oncology at Pharmacyclics, Inc.  Prior to that, Mr. Schick served in a variety of commercial roles at Bristol Myers Squibb, including sales, strategic planning and product management focused on multiple brands including Taxol® (paclitaxel injection) and Paraplatin® (carboplatin for injection).  Mr. Schick earned his B.A. from Villanova University.

There are no material proceedings in which any director or officer of the Company is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

There are no family relationships among the directors and executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s directors and executive officers, and persons who beneficially own more than 10 percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10 percent beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Code of Ethics

The Company has adopted the Allos Therapeutics, Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available to stockholders on the Company’s web site at www.allos.com. If the Company makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on the Company’s web site at www.allos.com. To date, there have been no waivers under our Code of Business Conduct and Ethics.

Procedures for Stockholders to Recommend Director Nominees

The Nominating and Corporate Governance Committee will consider any director nominee proposed in good faith by a stockholder of the Company where the Nominating and Corporate Governance Committee has not determined to re-nominate a qualified incumbent director for such position, provided that such stockholder has held at least 1% of the Company’s voting common stock for at least one year as of the date the recommendation is made, and provided that such stockholder complies with certain requirements, including Section 5(c) of the Company’s Bylaws. Among other things, Section 5(c) of the Bylaws requires a stockholder to timely submit the candidate’s name, business credentials, contact information and his or her consent to be considered as a candidate for director. In addition, the proposing stockholder must include a statement supporting his or her view that the proposed nominee possesses the minimum qualifications for director nominees set forth by the Nominating and Corporate Governance Committee and whether the nominee, if elected, would fairly represent all stockholders of the Company. The proposing stockholder must also include his or her contact information, including telephone number, and a statement of his or her share ownership, the time period that the shares have been held and whether the stockholder has a good faith intention to continue to hold the reported shares through the date of the Company’s next annual meeting. All stockholder recommendations for the nomination of directors must be in writing, addressed to the attention of the Company’s Corporate Secretary, c/o Allos Therapeutics, Inc., 11080 CirclePoint Road, Suite 200, Westminster, Colorado 80020. To be timely, a stockholder’s nomination must be delivered to the Corporate Secretary no earlier than the close of business on the ninetieth (90th) day and no later than the close of business on the sixtieth (60th) day prior to the first anniversary of the preceding year’s annual meeting. Stockholders who wish to submit director nominees should consult Section 5(c) of the Company’s Bylaws for additional information.

Audit Committee

The Company’s Audit Committee (the “Audit Committee”) was established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee the Company’s corporate accounting and financial reporting processes, the Company’s systems of internal accounting and financial controls, and audits of the Company’s financial statements. The Audit Committee is currently composed of three directors: Messrs. Turner and Stout and Dr. Hoffman. The Board of Directors reviews the NASDAQ listing rules definition of independence for Audit Committee members on an annual basis and has determined that all members of the Audit Committee are independent (as independence is currently defined in the NASDAQ listing rules). Further, the Board of Directors determined that Timothy P. Lynch, who resigned as a director of the Company effective August 18, 2011, was independent (as defined above) while he served as a member of the Audit Committee.  The Board of Directors has also determined that Mr. Turner, the Chairman of the Audit Committee, qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board of Directors made a qualitative assessment of the level of knowledge and experience of Mr. Turner based on a number of factors, including his formal education, experience and business acumen, as described in Mr. Turner’s biography beginning on page 2 of this Amendment No. 1.

EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

This compensation discussion and analysis provides information regarding the compensation program in place for the executive officers named in the Summary Compensation Table on page 21 of this Amendment No. 1 (collectively, the “named executive officers”). It includes information regarding the objectives of our compensation program, our compensation processes and procedures, each element of compensation that we provide, why we choose these elements, how we determine the amount of each component to pay, and our compensation decisions for 2011 and the first quarter of 2012. This compensation discussion and analysis should be read in conjunction with the tables and related discussion beginning on page 21 of this Amendment No. 1.

Executive Summary

Business Performance

For the year ended December 31, 2011, we reported total revenue of $76.0 million, a 115.9% increase as compared to total revenue of $35.2 million for the year ended December 31, 2010.  Net product sales for fiscal 2011 were $50.5 million, a 43% increase as compared to net product sales of $35.2 million for fiscal 2010.  License and other revenue relating to the strategic collaboration agreement with Mundipharma International Corporation Limited (“Mundipharma”) were $25.6 million for fiscal 2011, with no corresponding amount in fiscal 2010.  For fiscal 2011, we reported a net loss of $30.5 million, as compared to a net loss of $77.4 million for fiscal 2010.  Net loss per share, basic and diluted, was $0.29 for fiscal 2011, as compared to $0.74 per share for fiscal 2010.  As of December 31, 2011, we had no debt, and cash, cash equivalents and investments totaling $97.8 million.

Our key business priorities for 2012 include the following:

•                  Continue to grow U.S. sales of FOLOTYN for relapsed or refractory peripheral T-cell lymphoma (“PTCL”) and manage expenses to drive to future profitability;

•                  Pursue regulatory approval to market FOLOTYN for relapsed or refractory PTCL in Europe and other countries in collaboration with Mundipharma;

•                  Advance our FOLOTYN development program in hematologic malignancies, including in patients with previously undiagnosed PTCL and relapsed or refractory cutaneous T-cell lymphoma (“CTCL”) in collaboration with Mundipharma; and

•                  Explore opportunities to grow revenues through product acquisition and/or in-licensing that leverages our existing infrastructure.

Pay for Performance Philosophy

Our executive compensation program is based on an overarching pay-for-performance philosophy. We aim to provide compensation and benefit levels that will attract, retain, motivate and reward our talented executive team, while seeking to ensure that the compensation provided to our executives is linked to stockholder value.

Summary of 2011 Executive Compensation

The following lists key compensation matters for fiscal year 2011 with respect to our named executive officers:

•                  Our executive compensation program for fiscal year 2011 was focused on retention to ensure we kept our executive team intact during this critical period for us;

•                  Base salary increases were focused on merit increases of approximately 3.25% on average, although each of Messrs. Clark, Goldsmith and Graboyes also received market adjustments based on the review of competitive market data by the Company’s Compensation Committee (the “Compensation Committee”);

•                  Our performance was below internal performance targets, and therefore funding for the corporate portion of the annual cash incentive plan was 90% of the target level; and

•                  We granted long-term equity awards to both emphasize retention of our executives while at the same time providing a link to the interests of our stockholders. Specifically, we granted restricted stock units with a three year vesting schedule.

Other Important Matters

In addition to the compensation details provided above and discussed further below, other important details are as follows:

•                  Except for an arrangement with our Chief Executive Officer, executive officers are not entitled to any tax gross-up treatment on any severance or change-of-control benefits and we have not provided any of our recently hired or promoted executive officers with this arrangement;

•                  Change-of-control benefits are based on a double-trigger philosophy, i.e., requiring a change-of-control plus a qualifying termination of employment before benefits are paid; and

•                  Our compensation programs are reviewed regularly by the Compensation Committee, which has determined the Company’s compensation programs do not create inappropriate or excessive risk that is likely to have a material adverse effect on the Company.

Response to Last Year’s “Say-on-Pay” Vote

At our last annual stockholder’s meeting in June 2011, we held a non-binding advisory stockholder vote on the compensation of our named executive officers, commonly referred to as a say-on-pay vote. Our stockholders approved the compensation of our named executive officers, with approximately 52.5% of stockholder votes cast in favor of our 2011 say-on-pay resolution.  Since our Compensation Committee made all of its decisions for fiscal year 2011 compensation prior to receiving the results of the say-on-pay vote, the Compensation Committee could not take the say-on-pay vote into account when initially making its decisions.  However, as we evaluated our executive compensation practices after receiving the results of the vote, we were mindful of the limited support our stockholders expressed for our executive compensation program and philosophy.  Our compensation committee also considered the need for retaining our current executive team to continue to execute on our strategy and determined it was not appropriate to try to change any of the decisions it had already made regarding the named executive officers’ 2011 compensation.  As a result, we retained the same approach to executive compensation for 2011, although the compensation committee did consider the special retention grants awarded to Mr. Berns and the other named executive officers in October 2010 when determining their 2011 equity-based awards.  As a result, the named executive officers’ total compensation in 2011 decreased relative to 2010, primarily because we did not make additional special retention grants in 2011.  The compensation committee also noted that the updates to the say-on-pay guidelines issued by ISS would result in a more favorable analysis from them than under their prior guidelines, which suggests that that our executive compensation actions and strategy were appropriate.

With regard to the non-binding advisory resolution regarding the frequency of the non-binding vote on executive compensation, our stockholders cast the highest number of votes for voting on a one year basis, compared to every two or three years. In light of this result and other factors considered by the Board of Directors, the Board of Directors determined that we will hold non-binding advisory votes on executive compensation every year until our stockholders vote to change the frequency of the non-binding advisory vote on executive compensation.

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

Role of our Compensation Committee

The Compensation Committee is responsible for overseeing our compensation policies, plans and programs, and reviewing and determining the salary, bonuses, equity incentives, perquisites, severance arrangements and other related benefits paid to our directors and executive officers. The Compensation Committee also oversees the administration of our employee benefit plans. The Compensation Committee’s charter reflects these various responsibilities, and the Compensation Committee reviews the charter annually and recommends any appropriate changes or revisions to the Board of Directors for its consideration.

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

Compensation Committee Processes and Procedures

Typically, the Compensation Committee meets at least four times a year, and it also considers and takes action by written consent. The Compensation Committee meets regularly in executive session. The agenda for each meeting is usually developed by our Chief Executive Officer, in consultation with the Chair of the Compensation Committee. From time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, provide financial or other background information or advice or otherwise participate in Compensation Committee meetings. The Chair of the Compensation Committee reports on committee actions and recommendations at each regularly scheduled meeting of the Board of Directors.

Historically, the Compensation Committee has reviewed and determined any base salary increases, cash bonuses and equity incentives to be awarded to the Company’s executive officers, and established annual corporate and individual performance objectives, at one or more meetings held during the first quarter of the year. However, the Compensation Committee also considers matters related to individual compensation from time-to-time (i) in connection with the hiring of a new executive officer, (ii) upon an executive’s promotion or other change in job responsibility that occurs outside the Company’s annual performance review and appraisal process, and (iii) when it believes special circumstances require additional attention, such as to address specific retention concerns.

Generally, the Compensation Committee’s executive compensation process comprises two related elements: the establishment of performance objectives and the determination of executive compensation levels. At the beginning of each year, the Compensation Committee approves annual performance objectives for the corporation as a whole and for each individual executive officer (other than the Chief Executive Officer, whose bonus is tied entirely to the achievement of corporate objectives). The corporate objectives generally target the achievement of specific sales and marketing, manufacturing, research and development and corporate development milestones. The individual objectives focus on contributions that are consistent with and support the corporate objectives or are otherwise intended to contribute to the success of the Company. The annual corporate and individual performance objectives are proposed by management and reviewed and approved by the Compensation Committee, usually during the first quarter of the year. The corporate objectives are also subject to review and approval by the full Board of Directors. The Compensation Committee typically performs an interim assessment of the annual performance objectives in the middle of each year to review corporate and individual progress, and may, on occasion, make certain adjustments to the objectives that the committee deems appropriate based on changing circumstances.

At the conclusion of each year, the Chief Executive Officer prepares a written performance appraisal and assigns each executive officer (other than himself) a performance rating for the year. The performance appraisal evaluates each executive officer’s level of performance of his core job responsibilities, as well as various skills, behaviors and competencies that are viewed as important to our ability to build and maintain a high performance operating culture. The Chief Executive Officer also evaluates the degree of achievement of the annual corporate and individual performance objectives and submits his recommendations to the Compensation Committee for any base salary increases, cash bonuses and/or equity incentive awards for each executive officer (other than himself). The Chief Executive Officer’s recommendations and Compensation Committee’s determinations are generally based upon a mix of the following factors:

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

In the case of the Chief Executive Officer, his individual performance appraisal is conducted by the Compensation

Committee, which determines his compensation adjustments and awards, if any, based on these same factors. The Chief Executive Officer may not participate in or be present during any deliberations or determinations of the Compensation Committee regarding his compensation. To the extent approved, any base salary increases, cash bonuses and/or equity incentive awards for the executives, including the Chief Executive Officer, are generally implemented during the first calendar quarter of the year. In October 2010, in addition to the annual equity awards that occurred in the first quarter of 2010, the Compensation Committee approved a supplemental grant of restricted stock units for all employees, including the executive officers, to address certain retention concerns.

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

•                  Comparisons to market data for compensation paid to comparable executives of other biopharmaceutical or biotechnology companies, with a particular focus on companies of similar sizes and stages of development and/or with which we compete for talented executives;

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

Under its charter, the Compensation Committee may form and delegate authority to subcommittees, as appropriate, including, but not limited to, a subcommittee composed of one or more members of the Board of Directors, to grant stock awards under the Company’s equity incentive plans to persons who are not executive officers of the Company. In February 2007, the Compensation Committee adopted an Equity Compensation Awards Policy to define the specific practices and procedures to be followed in connection with the granting of equity awards. Pursuant to the Equity Compensation Awards Policy, as amended in February 2009, the Compensation Committee delegated authority to the Chief Executive Officer to grant stock options and restricted stock units to newly hired employees who are not executive officers in connection with such employee’s commencement of employment, within specific guidelines and limitations approved by the Compensation Committee. The authority to approve all other stock awards, including all stock options or other equity grants to the Company’s executive officers, and all annual or promotional grants to the Company’s other employees, remains vested in the Compensation Committee.

Role of our Compensation Consultant

The Compensation Committee believes that it is important when making compensation decisions to be informed as to the compensation practices of comparable publicly-held companies. To this end, in connection with the 2010 review process, the Compensation Committee engaged Compensia, Inc., an independent compensation consulting firm, to review the structure and effectiveness of the Company’s executive compensation program. As part of its engagement, Compensia was requested by the Compensation Committee to develop a peer group of comparable companies in the life sciences industry, with a focus on late-stage and commercial oncology companies, and provide an assessment of the competitiveness of our 2009 executive compensation program relative to that peer group.

For 2011, the Compensation Committee retained Compensia to update our peer group and provide an assessment of the competitiveness of our 2010 executive compensation program relative to the updated peer group. The updated peer group, which was reviewed and approved by the Compensation Committee, was comprised of six development-stage companies and nine next-stage companies, and was intended to allow Compensia to benchmark our executive compensation practices against a broad spectrum of the competitive markets for executive talent. The Compensation Committee felt that the use of a blended peer group comprised of six development-stage companies and nine next-stage companies was appropriate given the commercial launch of FOLOTYN for the treatment of patients with relapsed or refractory PTCL and because the competitive recruiting environment for Mr. Berns and Dr. Morris is composed primarily of next-stage companies. Compensia compared all elements of total direct compensation (i.e., base salary, annual bonus and equity incentives) for our executive officers to compensation data compiled from the most recent Amendment No. 1s for the updated peer group.

The updated peer group for 2011 consisted of the following companies:

• Ariad Pharmaceuticals, Inc.	• Dyax Corporation	• Intermune, Inc.
• Acorda Therapeutics, Inc.	• Exelixis, Inc.	• Onyx Pharmaceuticals, Inc.
• BioMarin Pharmaceutical Inc.	• Genomic Health, Inc.	• Regeneron Pharmaceuticals, Inc.
• Cytokinetics, Inc.	• Immunomedics, Inc.	• Seattle Genetics, Inc.
• Dendreon Corporation	• Incyte Corporation	• Spectrum Pharmaceuticals, Inc.

Changes from the Company’s 2010 peer group were as follows:

Companies added for 2011	Companies dropped for 2011
• None	• Facet Biotech Corporation
• OSI Pharmaceuticals, Inc.
• Zymogenetics, Inc.

Compensia’s findings, observations and recommendations were presented to the Compensation Committee in December 2010 and were considered by the Compensation Committee, among other factors, in setting 2011 executive compensation.

Compensation Benchmarking

For each element of compensation, our strategy has been to examine peer group compensation practices and target our executive compensation between the 25th and 75th percentile of the peer group based on the specific industry experience, leadership skills and performance of our executive officers.  The Compensation Committee realizes that benchmarking our executive compensation program against compensation earned at comparable companies may not always be appropriate as a stand-alone tool for setting compensation due to some aspects of our business and objectives that may be unique to Allos.  However, the Compensation Committee generally believes that gathering this information is an important part of its decision-making process with respect to our executive compensation program. In addition to the compensation benchmarking data provided by its consultants, the Compensation Committee has historically taken into account input from other sources, including input from other members of the Board of Directors and commercially available survey data relating to compensation practices for the pharmaceutical and biotechnology sectors.  For its 2011 review of compensation, the Compensation Committee reviewed the Radford Life Sciences survey.

Elements of Executive Compensation Program

Our executive compensation program consists of the following key components:

•                  Base salary;

•                  Performance-based cash bonuses;

•                  Equity incentives; and

•                  Severance and change-in-control benefits.

The Compensation Committee believes that these four components are the most effective combination in motivating and retaining talented executive officers at this stage in our development. The Compensation Committee does not have any specific targets for the percentage of compensation represented by each component, although it seeks to maintain an appropriate balance between fixed and performance-based compensation, with a significant percentage of total compensation allocated to long-term equity incentives. Cash bonuses and equity incentives are considered to relate to Company performance, while base salary is considered “fixed”, although performance is considered when determining annual increases. As a general matter, subject only to limited exceptions relating to the relocation of executive officers, we do not provide perquisites or benefits for our named executive officers on a basis that is different from other eligible employees.

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

For continuing executives, the Compensation Committee reviews base salaries annually as part of our performance review and appraisal process. Base salary increases, if any, are based primarily on each executive’s job performance for the prior year, as well as a review of competitive market data, the executive’s compensation relative to other executive officers, and the importance of retaining the executive’s services with the Company. Annual salary adjustments are effective on or about March 1 of each year. The Compensation Committee may also review an executive’s base salary from time-to-time upon a promotion or other change in job responsibility that occurs outside of our annual performance review and appraisal process.

Performance-Based Cash Bonuses

Our performance-based cash bonus program is designed to promote the interests of the Company and its stockholders by providing executive officers with the opportunity to earn annual cash bonuses based upon the achievement of pre-specified corporate and individual performance objectives, and to assist the Company in attracting and retaining executive talent.

At the beginning of each year, we establish annual performance objectives for the corporation as a whole and for each executive officer (other than our Chief Executive Officer, whose bonus is tied entirely to the achievement of corporate objectives). The corporate objectives generally target the achievement of specific sales and marketing, manufacturing, research and development, and corporate development milestones that are considered to be critical to the achievement of our long-term strategic goals. Each category of corporate objectives is assigned a weighted number so that the sum of all the weighted objectives equals 100%. The individual objectives for each executive officer focus on contributions that are consistent with and support the corporate objectives or are otherwise intended to contribute to the success of the Company. As with the corporate objectives, each category of individual objectives is assigned a weighted number so that the sum of all the weighted objectives equals 100%. The annual corporate and individual performance objectives are proposed by management and reviewed and approved by the Compensation Committee, typically during the first quarter of the year. The corporate objectives are also subject to review and approval by the full Board of Directors. At this time, the Compensation Committee also approves each executive officer’s bonus target for the year based on its analysis of relevant market data, and determines the relative weighting of each executive’s bonus between corporate and individual objectives.

The Compensation Committee typically performs interim assessments of the annual performance objectives during each regularly scheduled meeting to review corporate progress, and may, on occasion, make certain adjustments to the objectives that the Committee deems appropriate based on changing circumstances. At the conclusion of each year, the Chief Executive Officer evaluates the degree of achievement of each category of corporate and individual performance objectives and assigns a performance multiplier which may range from 0% to 150%. The performance multipliers are then applied to the weighting assigned to each category of objectives to determine the category’s contribution to the overall corporate or individual bonus percentages, as applicable. For example, for 2011, the Company’s commercial objectives were assigned a 50% weighting and 84% performance multiplier, resulting in a 42% contribution to the overall corporate bonus percentage. Then, all the contributions to the overall corporate and individual bonus percentages are added together to determine the final corporate bonus percentage, which applies to all employees including the executive officers, and each executive officer’s individual bonus percentage. The final bonus percentages are then applied to the relative weighting between corporate and individual objectives for each executive officer and multiplied by the executive’s bonus target to determine his or her final bonus recommendation. For illustration purposes, the following table demonstrates the 2011 bonus award calculation for Mr. Clark based on the following assumptions: $258,800 in actual base salary earned; 30% bonus target weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives; and corporate and individual performance multipliers of 90% and 102%, respectively.

Bonus Component	Target Bonus Weighting	Target Bonus Opportunity(1)	Actual Bonus Percentage Attained	Actual Bonus Payment
Corporate	60%	$46,600	90%	$41,900
Individual	40%	$31,000	102%	$31,700
Total	100%	$77,600	94.8%	$73,600

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

Equity Incentives

Equity incentives represent the largest component of our executive compensation program. Our equity incentives are designed to (i) align the interests of our executive officers with those of our stockholders by creating an incentive for our executive officers to maximize stockholder value and (ii) to encourage our executive officers to remain employed with us despite a competitive labor market.

Historically, we have granted stock options and shares of restricted stock or restricted stock units to newly-hired executive officers on their first day of employment with us. We have also granted stock options and, more recently, restricted stock units to continuing executive officers as part of our annual performance review and appraisal process. The annual stock options and restricted stock unit awards are granted as a reward for past individual and corporate performance and as an incentive for future performance. The restricted stock units are also intended to promote employee retention as the Compensation Committee believes that the successful execution of our business strategy necessitates keeping our management team in place and focused on business goals. In addition, there is a trend among our peer group and the biopharmaceutical industry in general toward the use of full value shares, and the Compensation Committee believes the use of restricted stock units are appropriate to maintain a competitive compensation program. In October 2010, the Compensation Committee approved a special supplemental grant of restricted stock units for all employees, including our executive officers. The Compensation Committee believed these supplemental grants were necessary to address acute retention concerns resulting from the decrease in our stock price throughout the summer and fall of 2010, which caused the past four years of annual stock option grants to be significantly underwater. The Compensation Committee also approved the delivery of the entire annual equity award program for 2011 and 2012 in the form of restricted stock units to address the ongoing retention concerns resulting from the continued volatility of our stock price.

All stock options are granted with a 10-year term and an exercise price equal to 100% of the fair market value of our common stock on the date of grant. The stock options generally vest over a four-year period, with 25% of the options vesting one year after the date of grant, and the remaining 75% of the options vesting in equal monthly installments thereafter over the next three years, subject to the executive’s continued employment with us through such vesting dates.  The restricted stock units vest (i) in equal installments on each of either the first three or four anniversaries of the date of grant or (ii) in a series of eight successive equal semi-annual installments over the four-year period, subject to the executive’s continued employment with us through such vesting dates.

The Compensation Committee approves all equity incentive awards for our executive officers. New-hire equity awards are either approved by the Compensation Committee, at regularly scheduled meetings or by unanimous written consent, or by our Chief Executive Officer in accordance with our Equity Compensation Awards Policy. The Compensation Committee approves annual equity grants at its February meeting, the date of which is generally set approximately one year in advance. The Compensation Committee selected the February meeting as the date to approve annual equity grants because it coincides with the Compensation Committee’s review of prior year corporate and individual performance and the approval of other executive compensation decisions (e.g., base salary increases and bonus determinations). Grants approved during scheduled meetings become effective and are priced as of the date of approval or a predetermined future date (for example, new hire grants are effective as of the later of the date of approval or the newly-hired executive’s start date). Grants approved by unanimous written consent become effective and are priced as of the date the last signature is obtained or as of a predetermined future date.  In October 2010, the Compensation Committee approved a supplemental grant of restricted stock units for our named executive officers and other employees to address acute retention concerns resulting from the decrease in our stock price throughout the summer and fall of 2010.  These supplemental grants were approved at a special meeting of the Compensation Committee, as the Compensation Committee did not believe it was appropriate to wait until the next regularly scheduled meeting to take action.  The Compensation Committee has not granted, nor does it intend to grant, equity compensation awards to executive officers in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative clinical trial result. Similarly, the Compensation Committee has not timed, nor does it intend in the future to time, the release of material nonpublic information based on equity award grant dates. Also, because equity compensation awards typically vest either over a three or four-year period (and, with respect to options, with a one-year “cliff” followed by monthly vesting thereafter), the value to recipients of any immediate increase in the price of our common stock following a grant will be attenuated.

The Compensation Committee determines the number of stock options, shares of restricted stock and/or restricted stock units to award to a newly-hired executive officer using the same factors described above that are considered in determining the base salaries of newly-hired executive officers. The Compensation Committee determines the number of stock options and/or restricted stock units to be awarded to continuing executives based on a variety of factors, including its review of competitive market data, its assessment of each executive officer’s individual performance and expected future contribution, a review of each executive’s existing equity incentive awards, and the importance of the executive’s continued service with the Company.

Severance and Change-in-Control Benefits

We have entered into employment agreements with each of our named executive officers. These agreements provide for severance compensation to be paid if the officers are terminated under certain conditions, such as in connection with a change-in-control of the Company or a termination without cause by us, each as defined in the agreements. In addition, the employment agreements with Mr. Berns provides that if it is determined that any payment or distribution by the Company to Mr. Berns to be made in connection with a change-in-control of the Company would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), Mr. Berns will be entitled to receive an additional payment or “gross up” to offset the economic impact of such excise tax. The terms of such employment agreements, as amended, including the severance compensation payable thereunder, are described in more detail beginning on page 26 of this Amendment No. 1 under the heading “Employment, Severance and Change-in-Control Agreements.”

In our experience, post-termination protection for executive officers is common among our peer group, and the Compensation Committee believes that providing this protection is essential to our ability to attract and retain talented executives capable of providing the leadership, vision and execution necessary to achieve our business objectives. In addition, the employment agreements and the related post-termination compensation provisions are designed to meet the following objectives:

•              Change-in-control:  As part of our normal course of business, we engage in discussions with other pharmaceutical companies about possible collaborations, licensing and/or other ways in which the companies may work together to further our respective long-term objectives. In addition, many larger established pharmaceutical companies consider companies at similar stages of development to ours as potential acquisition targets. In certain scenarios, the potential for a merger or being acquired may be in the best interests of our stockholders. We provide post-termination compensation if an officer is terminated in connection with a change-in-control transaction to promote the ability of our officers to act in the best interests of our stockholders even though they could be terminated in connection with a potential transaction.

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

We have also adopted a broad-based Severance Benefit Plan that provides for severance compensation to all eligible officers and employees of the Company with whom we do not have employment agreements in the event such individuals are terminated. The Severance Benefit Plan and related Change of Control Severance Benefit Schedule are designed to meet the same objectives discussed above with respect to the change-in-control protection provided to our executive officers under their employment agreements with the Company. The Severance Benefit Plan and related Change of Control Severance Benefit Schedule are described in more detail on page 38 of this Amendment No. 1 under the heading “Severance Arrangements.”

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

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) in which all eligible employees, including our executive officers, may elect to participate. Under the ESPP, eligible employees can choose to have up to 10% of their annual base earnings withheld to purchase shares of our common stock during each offering period. The purchase price of the common stock is 85% percent of the lower of the fair market value of a share of common stock on the first day of the offering or the fair market value of a share of common stock on the last day of the offering period. Each offering is for a period of six months beginning on January 1 and July 1 of each year.

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

Under the Company’s vacation policy, employees accrue between three and five weeks of vacation per year, and unused vacation may be carried over from year to year with no limit on the amount of vacation time employees are allowed to accrue.  In 2011, the Company required each employee to elect to either (i) receive a one-time cash payment for all unused accrued vacation in excess of the amount of vacation such employee accrues in one year or (ii) by the end of 2012, use all accrued vacation hours in excess of the amount of vacation such employee accrues in one year.  The one-time cash payment was equal to (i) the employee’s 2011 pay rate, prorated to an hourly rate, multiplied by (ii) the accrued vacation hours paid out.  Mr. Berns, Mr. Clark and Mr. Graboyes all had accrued vacation hours in excess of the amount of vacation each accrues in one year and all three opted to receive the one-time cash payment.  As a result, Mr. Berns, Mr. Clark and Mr. Graboyes received cash payments of $144,400, $18,000 and $37,700, respectively.  Dr. Goldsmith and Dr. Morris did not have excess accrued vacation hours.

2011 and 2012 Executive Compensation Determinations

The key compensation determinations for Mr. Berns and the other named executive officers during 2011 and through April 9, 2012 were as follows:

Paul L. Berns—President and Chief Executive Officer

For fiscal 2011, Mr. Berns’ base salary was set at $566,500, representing a merit increase of 3% from his 2010 base salary. Mr. Berns’ 2011 bonus target remained at 75% of base salary, weighted 100% to the achievement of corporate objectives. For 2011, the Compensation Committee recommended and the Board of Directors approved a corporate bonus percentage of 90% of target for the Company’s corporate objectives. Accordingly, Mr. Berns was awarded a cash bonus of $380,700 (which was determined and paid in 2012 based on actual base salary earned in 2011), representing a total payout of 90% of his 2011 bonus target. The table below summarizes the Company’s corporate objective categories and target performance for 2011, as well as the relative weightings and performance multipliers approved by the Compensation Committee for each category:

Corporate Objective Category	Target Performance	2011 Weighting (A)	2011 Achievement (B)	Contribution to Overall Corporate Bonus Percentage (A × B)
Commercial	• Meet or exceed 2011 gross factory sales forecast	50%	84.0%	42.0%
	• Execute sales and marketing plan within Board-approved budget
Research & Development	• Drive FOLOTYN lymphoma program	20%	90.0%	18.0%
	• Advance autoimmune program
	• Execute FOLOTYN publication plan
	• Expand clinical development opportunities in lymphoma
Corporate compliance and risk management	• Drive corporate compliance and risk management program	10%	100.0%	10.0%
Corporate and business development initiatives	• Establish ex-U.S. partnership(s)	10%	100.0%	10.0%
	• Develop and evaluate potential in-licensing and M&A opportunities to support 5-year strategic plan
	• Obtain patent term extension for U.S. patent number 6,028,071
	Corporate Bonus Percentage(1):			90.0%

(1)  The Corporate Bonus Percentage approved by the Compensation Committee applies to all of our employees (including the named executive officers), except that the weighting of corporate and individual performance varies by employee level.

Highlights of our 2011 corporate achievements considered by the Compensation Committee include the following:

•                  Commercial:  In evaluating our commercial objectives, the Compensation Committee considered that we achieved $55.4 million of gross factory sales for 2011, the second full year of our commercialization of FOLOTYN for the treatment of patients with relapsed or refractory PTCL. We also executed our FOLOTYN sales and marketing plan within our Board-approved budget, which included the completion of various commercial advisory boards, promotional programs, and community network and market research programs.  Based on these accomplishments, the Compensation Committee determined that we achieved 84.0% of the 50% weighting assigned to our commercial objectives, resulting in a 42.0% contribution to the overall corporate bonus percentage.

•                  Research and development:  In evaluating our research and development objectives, the Compensation Committee considered our progress with our research and development program for FOLOTYN in hematologic malignancies, including our negotiation of a special protocol assessment with the FDA and enrollment of the first patient in our Phase 3 study of FOLOTYN in patients with previously undiagnosed PTCL, and determination of the maximum tolerated dose of FOLOTYN  in combination with systemic bexarotene in our Phase 1 study in patients with relapsed or refractory CTCL.  The Compensation Committee also considered our progress communicating FOLOTYN’s clinical utility, including the publication of a manuscript in the Journal of Clinical Oncology presenting the final results from PROPEL, our pivotal Phase 2 trial of FOLOTYN in patients with relapsed or refractory PTCL, the submission of multiple additional manuscripts presenting data from PROPEL and other clinical studies involving FOLOTYN, and the presentation of FOLOTYN data at several medical conferences.  We also supported a number of investigator-sponsored studies, which may provide valuable information regarding the safety and efficacy of FOLOTYN for the treatment of lymphoma and supplement the clinical data generated through Company-sponsored trials.  Based on these accomplishments, the Compensation Committee determined that we achieved 90% of the 20% weighting assigned to our research and development objectives, resulting in an 18.0% contribution to the overall corporate bonus percentage.

•                  Corporate compliance and risk management.  In evaluating our corporate compliance and risk management objectives, the Compensation Committee focused on the execution of our compliance monitoring plan for commercial operations. Based on these accomplishments, the Compensation Committee determined that we achieved 100% of the 10% weighting assigned to our corporate compliance and risk management objectives, resulting in a 10.0% contribution to the overall corporate bonus percentage.

•                  Corporate and business development initiatives:  In evaluating our corporate and business development initiatives, the Compensation Committee considered our negotiation and execution of a strategic collaboration agreement with Mundipharma for the co-development and commercialization of FOLOTYN outside the United States and Canada, our negotiation and execution of a merger agreement with AMAG Pharmaceuticals, Inc. (“AMAG”), our receipt of a positive recommendation from ISS Proxy Advisory Services and stockholder approval in favor of the adoption of the merger agreement with AMAG, and the FDA’s final determination that the regulatory review period for FOLOTYN is 4,591 days for purposes of our application for patent term extension for the composition of matter patent for FOLOTYN.  Based on these accomplishments, the Compensation Committee determined that we achieved 100% of the 20% weighting assigned to our corporate development objectives, resulting in a 20.0% contribution to the overall corporate bonus percentage.

In February 2011, Mr. Berns was awarded 345,942 restricted stock units. As was the case for all named executive officers, the 2011 restricted stock unit grant was awarded (i) as a reward for 2010 individual and corporate performance, (ii) as an incentive for future performance and (iii) to promote employee retention in light of the Compensation Committee’s belief that the successful execution of our strategic business objective necessitates the retention of our executive team.

For fiscal 2012, Mr. Berns’ base salary was set at $580,700, representing a merit increase of 2.5% from his 2011 base salary. Mr. Berns’ 2012 bonus target remained at 75% of base salary, weighted 100% to the achievement of corporate objectives.  In February 2012, Mr. Berns was awarded 573,506 restricted stock units. As was the case for all named executive officers serving as executive officers as of December 31, 2011, the 2012 restricted stock unit grants were awarded (i) as a reward for 2011 individual and corporate performance, (ii) as an incentive for future performance and (iii) to promote employee retention.

Mr. Berns does not receive separate compensation for serving as a member of the Board of Directors.

David C. Clark—Vice President, Finance, Treasurer and Assistant Secretary

For fiscal 2011, Mr. Clark’s base salary was set at $262,800, representing an 11% increase from his 2010 base salary. This included a 3% merit increase and an 8% market adjustment based on the Compensation Committee’s review of competitive market data. Mr. Clark’s 2011 bonus target remained at 30% of base salary, weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives. For 2011, the Compensation Committee approved a corporate bonus percentage of 90% of target for the Company’s corporate objectives (as described above for Mr. Berns) and an individual bonus percentage of 102% of target for Mr. Clark’s individual objectives. Accordingly, Mr. Clark was awarded a cash bonus of $73,600 (which was determined and paid in 2012), representing a total payout of 94.8% of his 2011 bonus target. The following table summarizes Mr. Clark’s 2011 bonus award calculation:

Bonus Component	Target Bonus Weighting	Target Bonus Opportunity(1)	Actual Bonus Percentage Attained	Actual Bonus Payment
Corporate	60%	$46,600	90%	$41,900
Individual	40%	$31,000	102%	$31,700
Total	100%	$77,600	94.8%	$73,600

(1)       Bonus awards are calculated based on actual base salary earned during the applicable bonus year. Annual salary adjustments are effective March 1 of each year. As a result, Mr. Clark earned $258,800 in actual base salary during 2011 and his 30% bonus target was $77,600.

As noted above, the Compensation Committee determined that Mr. Clark had performed at 102% of target with respect to his individual objectives, which included the execution of our corporate financial plan within budget, the execution of our employee reorganization, the execution of our investor targeting plan and presentation at investor conferences, the development of our finance systems and staff, and Mr. Clark’s leadership role in the areas of financial planning, corporate communications and investor relations.  The Compensation Committee also considered Mr. Clark’s role in connection with the negotiation and execution of our strategic collaboration agreement with Mundipharma, and the negotiation, execution and performance of our merger agreement with AMAG.  In February 2011, Mr. Clark was awarded 53,957 restricted stock units.

For fiscal 2012, Mr. Clark’s base salary was set at $269,400, representing a merit increase of 2.5% from his 2011 base salary.  Mr. Clark’s 2012 bonus target remained at 30% of base salary, weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives. In addition, in February 2012, Mr. Clark was awarded 99,779 restricted stock units.

Bruce Goldsmith—Senior Vice President, Corporate Development

For fiscal 2011, Dr. Goldsmith’s base salary was set at $325,500, representing an increase of 8.5% from his 2010 base salary.  This included a 3.5% merit increase and a 5% market adjustment based on the Compensation Committee’s review of competitive market data. Dr. Goldsmith’s 2011 bonus target increased from 30% of base salary to 50% of base salary, weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives. For 2011, the Compensation Committee approved a corporate bonus percentage of 90% of target for the Company’s corporate objectives (as described above for Mr. Berns) and an individual bonus percentage of 112.5% of target for Dr. Goldsmith’s individual objectives. Accordingly, Dr. Goldsmith was awarded a cash bonus of $159,200 (which was determined and paid in 2012), representing a total payout of 99% of his 2011 bonus target. The following table summarizes Dr. Goldsmith’s 2011 bonus award calculation:

Bonus Component	Target Bonus Weighting	Target Bonus Opportunity(1)	Actual Bonus Percentage Attained	Actual Bonus Payment
Corporate	60%	$96,500	90%	$86,800
Individual	40%	$64,300	112.5%	$72,400
Total	100%	$160,800	99%	$159,200

(1)       Bonus awards are calculated based on actual base salary earned during the applicable bonus year. Annual salary adjustments are effective March 1 of each year. As a result, Dr. Goldsmith earned $321,600 in actual base salary during 2011 and his 50% bonus target was $160,800.

As noted above, the Compensation Committee determined that Dr. Goldsmith had performed at 112.5% of target with respect to his individual objectives, which included the negotiation, execution and performance of our strategic collaboration agreement with Mundipharma, the negotiation, execution and performance of our merger agreement with AMAG, the execution of market research studies in support of our new product planning initiatives, the development of corporate valuation models and forecasts, and Dr. Goldsmith’s leadership role in the areas of strategic planning, corporate communications and investor relations.  In February 2011, Dr. Goldsmith was awarded 67,298 restricted stock units.

For fiscal 2012, Dr. Goldsmith’s base salary was set at $333,600, representing a merit increase of 2.5% from his 2011 base salary.  Dr. Goldsmith’s 2012 bonus target remained at 50% of base salary, weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives. In addition, in February 2012, Dr. Goldsmith was awarded 179,727 restricted stock units.

Marc H. Graboyes—Senior Vice President, General Counsel and Secretary

For fiscal 2011, Mr. Graboyes’ base salary was set at $348,500, representing an 8.5% increase from his 2010 base salary. This included a 3.5% merit increase and a 5% market adjustment based on the Compensation Committee’s review of competitive market data. Mr. Graboyes’ 2011 bonus target remained at 50% of base salary, weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives. For 2011, the Compensation Committee approved a corporate bonus percentage of 90% of target for the Company’s corporate objectives (as described above for Mr. Berns) and an individual bonus percentage of 113.75% of target for Mr. Graboyes’ individual objectives. Accordingly, Mr. Graboyes was awarded a cash bonus of $171,300 (which was determined and paid in 2012), representing a total payout of 99.5% of his 2011 bonus target. The following table summarizes Mr. Graboyes’ 2011 bonus award calculation:

Bonus Component	Target Bonus Weighting (%)	Target Bonus Opportunity ($)(1)	Actual Bonus Percentage Attained (%)	Actual Bonus Payment ($)
Corporate	60%	$103,300	90%	$93,000
Individual	40%	$68,800	113.75%	$78,300
Total	100%	$172,100	99.5%	$171,300

(1)      Bonus awards are calculated based on actual base salary earned during the applicable bonus year. Annual salary adjustments are effective March 1 of each year. As a result, Mr. Graboyes earned $344,300 in actual base salary during 2011 and his 50% bonus target was $172,100.

As noted above, the Compensation Committee determined that Mr. Graboyes had performed at 113.75% of target with respect to his individual objectives, which included the completion of various objectives relating to our corporate compliance and risk management programs, the execution of our employee reorganization, the implementation of certain corporate governance and disclosure initiatives and the advancement of our patent portfolio, as well as Mr. Graboyes’ leadership role in the areas of human resources, executive compensation and corporate communications.  The Compensation Committee also considered Mr. Graboyes’ role in connection with the negotiation and execution of our strategic collaboration agreement with Mundipharma, and the negotiation, execution and performance of our merger agreement with AMAG.  In February 2011, Mr. Graboyes was awarded 170,803 restricted stock units.

For fiscal 2012, Mr. Graboyes’ base salary was set at $357,200, representing a merit increase of 2.5% from his 2011 base salary.  Mr. Graboyes’ 2012 bonus target remained at 50% of base salary, weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives. In addition, in February 2012, Mr. Graboyes was awarded 222,266 restricted stock units.

Charles Q. Morris—Executive Vice President, Chief Medical Officer

For fiscal 2011, Dr. Morris’ base salary was set at $432,600, representing a merit increase of 3% from his 2010 base salary.  Dr. Morris’ 2011 bonus target remained at 50% of base salary, weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives. For 2011, the Compensation Committee approved a corporate bonus percentage of 90% of target for the Company’s corporate objectives (as described above for Mr. Berns) and an individual bonus percentage of 100.25% of target for Dr. Morris’ individual objectives. Accordingly, Dr. Morris was awarded a cash bonus of $202,600 (which was determined and paid in 2012), representing a total payout of 94.1% of his 2011 bonus target. The following table summarizes Dr. Morris’ 2011 bonus award calculation:

Bonus Component	Target Bonus Weighting (%)	Target Bonus Opportunity ($)(1)	Actual Bonus Percentage Attained (%)	Actual Bonus Payment ($)
Corporate	60%	$129,200	90%	$116,300
Individual	40%	$86,100	100.25%	$86,300
Total	100%	$215,300	94.1%	$202,600

(1)      Bonus awards are calculated based on actual base salary earned during the applicable bonus year. Annual salary adjustments are effective March 1 of each year. As a result, Dr. Morris earned $430,700 in actual base salary during 2011 and his 50% bonus target was $215,300.

As noted above, the Compensation Committee determined that Dr. Morris had performed at 100.25% of target with respect to his individual objectives, which included the completion of key regulatory objectives relating to our marketing authorization application for FOLOTYN in Europe, the completion of various objectives relating to our research and development program for FOLOTYN in hematologic malignancies and solid tumors, the execution of our FOLOTYN publication plan, and the advancement of key medical affairs initiatives in support of FOLOTYN.  The Compensation Committee also considered Dr. Morris’ role in support of our corporate development initiatives, including his participation in due diligence and management meetings with Mundipharma and AMAG.  In February 2011, Dr. Morris was awarded 185,851 restricted stock units.

For fiscal 2012, Dr. Morris’ base salary was set at $443,400, representing a merit increase of 2.5% from his 2011 base salary. Dr. Morris’ 2012 bonus target remained at 50% of base salary, weighted 60% to the achievement of corporate objectives and 40% to the achievement of individual objectives. In addition, in February 2012, Dr. Morris was awarded 241,848 restricted stock units.

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

Our Compensation Committee intends for all stock options and stock appreciation rights granted under our 2008 Equity Incentive Plan to qualify as performance-based compensation within the meaning of Section 162(m) of the Code. In addition, under our 2008 Equity Incentive Plan our Compensation Committee has the discretion to grant other types of awards that may qualify as performance-based compensation within the meaning of Section 162(m) of the Code. Except as noted below, stock options granted under our 2000 Stock Incentive Compensation Plan are performance-based compensation within the meaning of Section 162(m) of the Code and, as such, the spread between the fair market value of the underlying stock and the exercise price of such options is fully deductible upon exercise, as long as our Board of Directors or the committee of our Board of Directors granting such stock options was composed solely of “outside directors.” However, stock options previously granted under our 2002 Broad Based Equity Incentive Plan and our 2006 Inducement Award Plan are not considered performance-based compensation within the meaning of Section 162(m) of the Code because such plans were not approved by our stockholders, and options granted under the 2000 Stock Incentive Compensation Plan from May 12, 2004 to

December 20, 2005 are not considered performance-based compensation because that plan was not re-approved by stockholders until December 21, 2005. Accordingly, our compensation deduction, if any, resulting from the exercise of such options may not be fully deductible, depending on whether the optionee is a named executive officer at the time of exercise and on whether the total non-exempt compensation paid to such optionee exceeds $1 million in the year of such option exercise. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, our Compensation Committee has not adopted a policy requiring all compensation to be deductible. Our Compensation Committee intends to continue to evaluate the effects of the compensation limits of Section 162(m) of the Code and to grant compensation awards in the future in a manner consistent with the best interests of the Company and our stockholders.

Compensation Risk Assessment

With the assistance of the Company’s management, the Compensation Committee reviewed the Company’s material compensation policies and practices for all employees, including its executive officers, and concluded that these policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2011, 2010 and 2009, compensation awarded or paid to, or earned by, the Company’s President and Chief Executive Officer (Principal Executive Officer), Vice President, Finance and Treasurer (Principal Financial Officer) and our three other most highly compensated executive officers at December 31, 2011 (as previously defined, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)		Total ($)
Paul L. Berns	2011	564,000	—		1,155,400	—	380,700	161,200	(5)	2,261,300
President and Chief	2010	542,400	—		1,922,600	728,800	363,300	16,800	(6)	3,573,900
Executive Officer	2009	500,800	—		298,700	1,091,200	340,700	18,700	(7)	2,250,100
David C. Clark	2011	258,800	—		180,200	—	73,600	23,000	(8)	535,600
Vice President, Finance	2010	233,500	—		334,000	112,500	66,500	5,000		751,500
and Treasurer	2009	214,400	—		37,600	136,400	59,800	5,000		453,200
Bruce A. Goldsmith(9)	2011	321,600	—		224,800	—	159,200	5,000		710,600
Senior Vice President,	2010	300,000	—		616,300	173,600	87,600	5,000		1,182,500
Corporate Development
Marc H. Graboyes	2011	344,300	—		570,500	—	171,300	42,700	(10)	1,128,800
Senior Vice President,	2010	319,200	—		903,900	313,300	155,700	5,000		1,697,100
General Counsel and	2009	306,900	—		96,400	352,700	137,400	5,000		898,400
Secretary
Charles Q. Morris(11)	2011	430,700	—		620,700	—	202,600	5,000		1,259,000
Executive Vice President,	2010	282,700	100,000	(12)	1,659,800	880,500	132,600	4,500		3,060,100
Chief Medical Officer

(1)   The amounts shown in this column represent the aggregate full grant date fair value calculated in accordance with FASB ASC Topic 718, Stock Compensation, for stock awards granted during the fiscal year to the named executive officers. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, see Note 6 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(2)   The amounts shown in this column represent the aggregate full grant date fair value calculated in accordance with FASB ASC Topic 718 for stock options granted during the fiscal year to the named executive officers. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions used to calculate these amounts, see Note 6 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(3)   The amounts shown in this column represent the cash bonuses earned by the named executive officers with respect to the fiscal year under the Company’s performance-based cash bonus program. Amounts earned with respect to the fiscal year are generally paid in March of the following year. For example, the amounts shown for 2011 were paid in March 2012. For additional information, see the Compensation Discussion and Analysis beginning on page 5 of this Amendment No. 1.

(4)   Unless otherwise indicated, the amounts shown in this column represent Company contributions under the Company’s 401(k) plan.

(5)   This amount for Mr. Berns consists of the following: (i) $7,800 in supplemental disability insurance premiums, (ii) a $4,000 tax reimbursement with respect to such disability insurance, (iii) a $5,000 Company contribution under the Company’s 401(k) plan and (iv) $144,400 for payout of accrued vacation, which was paid in January 2012.

(6)   This amount for Mr. Berns consists of the following: (i) $7,800 in supplemental disability insurance premiums, (ii) a $4,000 tax reimbursement with respect to such disability insurance, and (iii) a $5,000 Company contribution under the Company’s 401(k) plan.

(7)   This amount for Mr. Berns consists of the following: (i) $7,800 in supplemental disability insurance premiums, (ii) a $5,900 tax reimbursement with respect to such disability insurance, and (iii) a $5,000 Company contribution under the Company’s 401(k) plan.

(8)   This amount for Mr. Clark consists of the following: (i) a $5,000 Company contribution under the Company’s 401(k) plan and (iv) $18,000 for payout of accrued vacation, which was paid in January 2012.

(9)   Dr. Goldsmith became a named executive officer of the Company in 2010.

(10) This amount for Mr. Graboyes consists of the following: (i) a $5,000 Company contribution under the Company’s 401(k) plan and (iv) $37,700 for payout of accrued vacation, which was paid in January 2012.

(11) Dr. Morris was hired to serve as the Company’s Executive Vice President, Chief Medical Officer effective April 26, 2010. Dr. Morris was not employed by the Company prior to that date.

(12) This amount for Dr. Morris represents a signing bonus paid in connection with his commencement of employment with the Company in April 2010.

Grants of Plan-Based Awards

The following table sets forth certain information regarding grants of plan-based awards to the named executive officers during the year ended December 31, 2011:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares or Units of	Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Stock (#)(2)	Awards ($)(3)
Paul L. Berns	1/1/2011	317,200	423,000	634,500	—	—
	2/28/2011	—	—	—	345,942	1,155,400

David C. Clark	1/1/2011	58,200	77,600	116,500	—	—
	2/28/2011	—	—	—	53,957	180,200

Bruce A. Goldsmith	1/1/2011	120,600	160,800	241,200	—	—
	2/28/2011	—	—	—	67,298	224,800

Marc H. Graboyes	1/1/2011	129,100	172,100	258,200	—	—
	2/28/2011	—	—	—	170,803	570,500

Charles Q. Morris	1/1/2011	161,500	215,300	323,000	—	—
	2/28/2011	—	—	—	185,851	620,700

(1)   These columns show the possible threshold, target and maximum cash bonus payments to the named executive officers for the year ended December 31, 2011 under the Company’s performance-based cash bonus program, which is described in more detail in the Compensation Discussion and Analysis beginning on page 5 of this Amendment No. 1. The actual cash bonus awards earned by the named executive officers for the year ended December 31, 2011 are set forth in the Summary Compensation Table above under the column entitled “Non-Equity Incentive Plan Compensation,” and the amounts set forth in these columns do not represent additional compensation paid to or earned by the named executive officers for the year ended December 31, 2011. The Company’s performance-based cash bonus program provides that the Company must generally achieve at least 75% of its weighted corporate objectives for the year in order for any bonuses to be paid, although the Compensation Committee may determine to grant a bonus even though certain corporate or individual performance objectives are not met. If the Compensation Committee determines that corporate or individual performance for the year exceeded objectives or was excellent in view of prevailing conditions, the Compensation Committee may approve corporate or individual multipliers, as the case may be, up to 150% of target. The possible threshold, target and maximum cash bonus payments for the named executive officers for the year ended December 31, 2011 under the Company’s performance-based cash bonus program are calculated as follows:

Name	Actual Base Salary Earned ($)	Bonus Target as % of Base	Threshold ($)	Target ($)	Maximum ($)
Paul L. Berns	564,000	75%	317,200	423,000	634,500

David C. Clark	258,800	30%	58,200	77,600	116,500

Bruce A. Goldsmith	321,600	50%	120,600	160,800	241,200

Marc H. Graboyes	344,300	50%	129,100	172,100	258,200

Charles Q. Morris	430,700	50%	161,500	215,300	323,000

(2)   This column shows the number of shares or units of common stock awarded to the named executive officers during the year ended December 31, 2011. The stock awards with a grant date on February 28, 2011 vest in equal installments on each of the first three anniversaries of the date of grant, subject to the recipient’s continued employment with the Company through such vesting dates.

(3)   This column shows the full grant date fair value of the stock awards granted to the named executive officers during the year ended December 31, 2011, calculated under FASB ASC Topic 718. The full grant date fair value is the amount that the Company recognizes as stock-based compensation expense in its financial statements over the required service period of the award. For additional information, see Note 6 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding equity awards granted to the named executive officers that were outstanding as of December 31, 2011:

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options(1)		Option	Option	Number of Shares or Units of Stock That Have Not		Market Value of Shares or Units of Stock That Have Not
Name	Exercisable (#)	Unexercisable (#)	Exercise Price	Expiration Date	Vested (#)		Vested ($)(2)
Paul L. Berns	347,500	—	3.14	3/9/2016	—		—
	275,000	—	7.47	2/16/2017	—		—
	263,538	11,462	6.12	2/25/2018	—		—
	198,331	81,669	6.40	2/23/2019	—		—
	77,916	92,084	7.56	2/22/2020	—		—
	—	—	—	—	23,334	(3)	33,100
	—	—	—	—	75,000	(4)	106,500
	—	—	—	—	177,156	(5)	251,600
					345,942	(6)	491,200

David C. Clark	50,000	—	7.47	2/16/2017	—		—
	55,103	2,397	6.12	2/25/2018	—		—
	24,791	10,209	6.40	2/23/2019	—		—
	12,031	14,219	7.56	2/22/2020	—		—
	—	—	—	—	2,938	(7)	4,200
	—	—	—	—	11,211	(8)	15,900
	—	—	—	—	33,558	(9)	47,700
					53,957	(10)	76,600

Bruce A. Goldsmith	81,249	18,751	7.90	9/10/2018	—		—
	10,624	4,376	6.40	2/23/2019	—		—
	18,562	21,938	7.56	2/22/2020	—		—
	—	—	—	—	2,500	(11)	3,600
	—	—	—	—	17,297	(12)	24,600
	—	—	—	—	67,114	(13)	95,300
					67,298	(14)	95,600

Marc H. Graboyes	75,000	—	7.47	2/16/2017	—		—
	95,832	4,168	6.12	2/25/2018	—		—
	64,100	26,396	6.40	2/23/2019	—		—
	33,496	39,587	7.56	2/22/2020	—		—
	—	—	—	—	7,530	(15)	10,700
	—	—	—	—	31,213	(16)	44,300
	—	—	—	—	89,486	(17)	127,100
					170,803	(18)	242,500

Charles Q. Morris	79,166	110,834	8.17	4/26/2020	—		—
	—	—	—	—	82,500	(19)	117,200
	—	—	—	—	115,586	(20)	164,100
					185,851	(21)	263,900

(1)   Unless otherwise indicated, these options have a 10-year term and vest over a four-year period, with 25% of the options vesting on the first anniversary of the date of grant and the remaining 75% of the options vesting in equal monthly installments thereafter over the next three years, subject to the recipient’s continued employment with the Company through such vesting dates.

(2)   The market value of the shares of restricted stock that have not vested as of December 31, 2011 is based on $1.42 per share, which equaled the closing price of the Company’s common stock on December 30, 2011, the last business day of the 2011 fiscal year.

(3)   46,667 restricted stock units were granted to Mr. Berns on February 23, 2009. 11,666 units vested on February 23, 2010 and 11,667 units vested on each of February 23, 2011 and 2012. 11,667 units vest on February 23, 2013, subject to Mr. Berns’ continued employment with the Company through such vesting dates.

(4)   100,000 restricted stock units were granted to Mr. Berns on February 22, 2010. 25,000 units vested on each of February 22, 2011 and 2012. 25,000 units vest on each of February 22, 2013 and 2014, subject to Mr. Berns’ continued employment with the Company through such vesting dates.

(5)   265,734 restricted stock units were granted to Mr. Berns on October 20, 2010. 88,578 units vested on October 20, 2011.  88,578 units vest on each of October 20, 2012 and 2013, subject to Mr. Berns’ continued employment with the Company through such vesting dates.

(6)   345,942 restricted stock units were granted to Mr. Berns on February 28, 2011. 115,314 units vested on February 28, 2012.  115,314 units vest on each of February 28, 2013 and 2014, subject to Mr. Berns’ continued employment with the Company through such vesting dates.

(7)   5,875 restricted stock units were granted to Mr. Clark on February 23, 2009. 1,468 units vested on February 23, 2010 and 1,469 units vested on each of February 23, 2011 and 2012. 1,469 units vest on February 23, 2013, subject to Mr. Clark’s continued employment with the Company through such vesting dates.

(8)   14,948 restricted stock units were granted to Mr. Clark on February 22, 2010. 3,737 units vested on each of February 22, 2011 and 2012. 3,737 units vest on each of February 22, 2013 and 2014, subject to Mr. Clark’s continued employment with the Company through such vesting dates.

(9)   50,336 restricted stock units were granted to Mr. Clark on October 20, 2010. 16,778 units vested on October 20, 2011.  16,779 units vest on each of October 20, 2012 and 2013, subject to Mr. Clark’s continued employment with the Company through such vesting dates.

(10) 53,957 restricted stock units were granted to Mr. Clark on February 28, 2011. 17,985 units vested on February 28, 2012.  17,986 units vest on each of February 28, 2013 and 2014, subject to Mr. Clark’s continued employment with the Company through such vesting dates.

(11) 5,000 restricted stock units were granted to Dr. Goldsmith on February 23, 2009. 1,250 units vested on each of February 23, 2010, 2011 and 2012. 1,250 units vest on February 23, 2013, subject to Dr. Goldsmith’s continued employment with the Company through such vesting dates.

(12) 23,062 restricted stock units were granted to Dr. Goldsmith on February 22, 2010. 5,765 units vested on each of February 22, 2011 and 2012. 5,766 units vest on each of February 22, 2013 and 2014, subject to Dr. Goldsmith’s continued employment with the Company through such vesting dates.

(13) 100,671 restricted stock units were granted to Dr. Goldsmith on October 20, 2010. 33,557 units vested on October 20, 2011.  33,557 units vest on each of October 20, 2012 and 2013, subject to Dr. Goldsmith’s continued employment with the Company through such vesting dates.

(14) 67,298 restricted stock units were granted to Dr. Goldsmith on February 28, 2011. 22,432 units vested on February 28, 2012.  22,433 units vest on each of February 28, 2013 and 2014, subject to Dr. Goldsmith’s continued employment with the Company through such vesting dates.

(15) 15,060 restricted stock units were granted to Mr. Graboyes on February 23, 2009. 3,765 units vested on each of February 23, 2010, 2011 and 2012. 3,765 units vest on February 23, 2013, subject to Mr. Graboyes’ continued employment with the Company through such vesting dates.

(16) 41,617 restricted stock units were granted to Mr. Graboyes on February 22, 2010. 10,404 units vested on each of February 22, 2011 and 2012. 10,404 units vest on February 22, 2013 and 10,405 units vest on February 2014, subject to Mr. Graboyes’ continued employment with the Company through such vesting dates.

(17) 134,228 restricted stock units were granted to Mr. Graboyes on October 20, 2010. 44,742 units vest on October 20, 2011, and 44,743 units vest on each of October 20, 2012 and 2013, subject to Mr. Graboyes’ continued employment with the Company through such vesting dates.

(18) 170,803 restricted stock units were granted to Mr. Graboyes on February 28, 2011. 56,934 units vested on February 28, 2012.  56,934 units vest on February 28, 2013 and 56,935 units vest on February 28, 2014, subject to Mr. Graboyes’ continued employment with the Company through such vesting dates.

(19) 110,000 restricted stock units were granted to Dr. Morris on April 26, 2010. 27,500 units vested on April 26, 2011. 27,500 units vest on each of April 26, 2012, 2013 and 2014, subject to Dr. Morris’ continued employment with the Company through such vesting dates.

(20) 173,378 restricted stock units were granted to Dr. Morris on October 20, 2010. 57,792 units vested on October 20, 2011.  57,793 units vest on each of October 20, 2012 and 2013, subject to Dr. Morris’ continued employment with the Company through such vesting dates.

(21) 185,851 restricted stock units were granted to Dr. Morris on February 28, 2011. 61,950 units vested on February 28, 2012.  61,950 units vest on February 28, 2013 and 61,951 units vest on February 28, 2014, subject to Dr. Morris’ continued employment with the Company through such vesting dates.

Option Exercises And Stock Vested

The following table sets forth certain information regarding option exercises and restricted stock units that vested during the year ended December 31, 2011 with respect to the named executive officers:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Paul L. Berns	2,500	(1,100)	125,245	250,200

David C. Clark	—	—	21,984	41,800

Bruce A. Goldsmith	—	—	40,572	72,500

Marc H. Graboyes	—	—	58,911	112,300

Charles Q. Morris	—	—	85,292	163,900

(1)   The value realized on exercise of the options equals the difference between the market price of the underlying stock at exercise and the exercise or base price of the options, multiplied by the number of shares acquired on exercise.

(2)   The value realized on vesting of restricted stock units equals the market value of the Company’s common stock on the vesting date, multiplied by the number of shares that vested.

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

Employment, Severance and Change-in-Control Agreements

The Company has entered into employment agreements with each of the named executive officers. The material terms of such agreements are summarized below.

On December 13, 2007, the Company and Mr. Berns entered into a second amended and restated employment agreement, which was amended in May 2009 and March 2011. On June 25, 2009, the Company entered into an employment agreement with Mr. Clark, which was amended in March 2011 and September 2011.  On December 21, 2011, the Company and Dr. Goldsmith entered into an amended and restated employment agreement.  On June 2, 2010, the Company and Mr. Graboyes entered into a second amended and restated employment agreement, which was amended in March 2011 and September 2011. Dr. Morris and the Company entered into an employment agreement dated April 26, 2010, which was amended in March 2011 and September 2011.

Pursuant to each named executive officer’s employment agreement, each named executive officer earns an annual base salary, which amount may be increased annually at the discretion of the Board of Directors. Currently, Mr. Berns earns an annual base salary of $580,700, Mr. Clark earns an annual base salary of $269,400, Dr. Goldsmith earns an annual base salary of $333,600, Mr. Graboyes earns an annual base salary of $357,200 and Dr. Morris earns an annual base salary of $443,400. Each named executive officer is also eligible to participate in the Company’s performance-based cash bonus plan, pursuant to which he is eligible for an annual bonus award determined in accordance with the terms of the plan. Currently, Mr. Berns’ target bonus is set at 75% of his annual base salary, Mr. Clark’s target bonus is set at 30% of his annual base salary, Dr. Goldsmith’s target bonus is set at 50% of his annual base salary, Mr. Graboyes’ target bonus is set at 50% of his annual base salary and Dr. Morris’ target bonus is set at 50% of his annual base salary.

The employment agreements with each named executive officer also provide that each named executive officer’s employment with the Company is at-will and may be terminated by either the named executive officer or the Company at any time. However, if the Company terminates the named executive officer’s employment without just cause or if the named executive officer resigns for good reason (other than in connection with a change-in-control of the Company), provided that the named executive officer executes a general release in favor of the Company, the named executive officer will be entitled to receive certain payments and other benefits, which are described in more detail under the heading “Severance Benefits Upon Termination or Change-in-Control” beginning on page 26 of this Amendment No. 1.

The employment agreements with each named executive officer further provide that if the Company (or any surviving or acquiring corporation) terminate the named executive officer’s employment without cause or if the named executive officer resigns for good reason within one month prior to or 12 months (two years for Mr. Berns) following the effective date of a change-in-control of the Company, provided that the named executive officer executes a general release in favor of the Company (or any surviving or acquiring corporation) at the election thereof, the named executive officer will be entitled to receive certain payments and other benefits, which are described in more detail under the heading “Severance Benefits Upon Termination or Change-in-Control” beginning on page 26 of this Amendment No. 1.

The executive officers are also required to sign confidentiality and inventions assignment agreement with the Company. The employment agreements and confidentiality and inventions assignment agreements impose certain confidentiality, non-compete and/or non-solicitation obligations on the named executive officers. In the event that a named executive officer violates his confidentiality, non-compete and/or non-solicitation obligations or the terms of his confidentiality and inventions assignment agreement with the Company, the named executive officer’s right to most of the severance benefits that he would have otherwise been entitled to pursuant to his employment agreement (other than in connection with a change-in-control of the Company) will cease on the date of such violation.

Severance Benefits Upon Termination or Change-in-Control

Termination for Cause or Resignation without Good Reason

Under the terms of the named executive officers’ employment agreements, if the Company terminates a named executive officer’s employment for just cause or a named executive officer resigns without good reason, the named executive officer is entitled the benefits listed below.

Mr. Berns is entitled to the following: (i) any base salary and annual bonus earned but unpaid prior to the date of termination; (ii) all accrued but unused personal time; (iii) any unreimbursed business expenses; and (iv) any employee benefits to which Mr. Berns is entitled upon termination of employment (collectively, the “Accrued Obligations”). Such amounts are to be paid within 30 days after the date of termination. Following such termination, Mr. Berns’ then outstanding stock options and other stock awards will remain subject to the terms of their respective governing documents.

Mr. Clark, Dr. Goldsmith, Mr. Graboyes and Dr. Morris are entitled to the following: (i) any base salary earned but unpaid prior to the date of termination; (ii) all accrued but unused vacation; and (iii) any unreimbursed business expenses. Following termination, vesting of such named executive officer’s unvested stock option or other stock awards shall cease on the date of termination.

Termination without Cause or Resignation with Good Reason

Under the terms of the named executive officers’ employment agreements, if the Company terminates a named executive officer’s employment without just cause or a named executive officer resigns with good reason (other than in connection with a change-in-control of the Company), provided that the named executive officer executes a general release in favor of the Company, the named executive officer is entitled the benefits listed below.

Mr. Berns is entitled to the following: (i) payment of the Accrued Obligations within 30 days after the date of termination; (ii) an amount equal to his target bonus for the year in which the termination occurs, prorated through the date of termination; (iii) an amount equal to 1.5 times his base salary then in effect, payable in monthly installments over the 18-month period following the date of termination; (iv) an amount equal to 1.5 times his annual bonus for the year preceding the year in which the termination occurs, payable in a lump sum within 30 days after the date of termination; (v) treatment of his then outstanding stock options and other stock awards in accordance with the terms of their respective governing documents; (vi) payment of premiums for his group health insurance COBRA continuation coverage for up to 12 months following the date of termination; and (vii) outplacement assistance for up to 12 months following the date of termination with an aggregate cost of up to $15,000.

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

Dr. Goldsmith is entitled to the following: (i) continuation of Dr. Goldsmith’s then current base salary for a period of 12 months following the date of termination, paid on the same basis and at the same time as previously paid; (ii) payment of any accrued but unused vacation and sick leave; and (iii) payment of premiums for his group health insurance COBRA continuation coverage for up to 12 months following the date of termination.

Mr. Graboyes is entitled to the following: (i) continuation of Mr. Graboyes’ then current base salary for a period of 12 months following the date of termination, paid on the same basis and at the same time as previously paid; (ii) payment of any accrued but unused vacation and sick leave; and (iii) payment of premiums for his group health insurance COBRA continuation coverage for up to 12 months following the date of termination.

Dr. Morris is entitled to the following: (i) continuation of Dr. Morris’ then current base salary for a period of 12 months following the date of termination, paid on the same basis and at the same time as previously paid; (ii) payment of any accrued but unused vacation and sick leave; and (iii) payment of premiums for his group health insurance COBRA continuation coverage for up to 12 months following the date of termination.

Except for the payment of any accrued but unused vacation and sick leave, the payments described above shall cease, and the Company shall have no further obligations to the named executive officer with respect thereto, in the event that the named executive officer breaches the confidentiality, non-compete and/or non-solicitation provisions under his employment agreement and confidentiality and inventions assignment agreement with the Company. The Company’s obligation to pay the named executive officer’s COBRA premiums ceases upon the named executive officer’s eligibility for comparable coverage provided by a new employer. Following termination, vesting of Mr. Clark’s, Dr. Goldsmith’s, Mr. Graboyes’ and Dr. Morris’ unvested stock option or other stock awards shall cease on the date of termination. Following termination, Mr. Berns’ then outstanding stock options and other stock awards will remain subject to the terms of their respective governing documents.

Termination without Cause or Resignation with Good Reason (in connection with a Change-in-Control)

Under the terms of the named executive officers’ employment agreements, if the Company (or any surviving or acquiring corporation) terminates a named executive officer’s employment without just cause or the named executive officer resigns with good reason within one month prior to or 12 months (two years for Mr. Berns) following the effective date of a change-in-control of the Company, provided that the named executive officer executes a general release in favor of the Company (or any surviving or acquiring corporation) at the election thereof, the named executive officer is entitled the benefits listed below.

Mr. Berns is entitled to the following: (i) payment of the Accrued Obligations within 30 days after the date of termination; (ii) an amount equal to his target bonus for the year in which the termination occurs, prorated through the date of termination; (iii) a lump-sum cash payment in an amount equal to (A) two times his highest annual base salary in effect during the 12 months prior to such termination, plus (B) two times his highest annualized bonus paid or payable in respect of the five years preceding the year in which the change-in-control occurs; (iv) immediate vesting of all outstanding stock options and other stock awards granted to Mr. Berns and the extension of the option exercise period for 24 months after the date of termination; (v) continued coverage for 18 months under all policies of medical, accident, disability and life insurance for Mr. Berns and his dependents; and (vi) outplacement assistance for up to 12 months following the date of termination with an aggregate cost of up to $15,000. In addition, Mr. Berns’ second amended and restated employment agreement, as amended, provides that, in certain circumstances, he will be entitled to a gross-up payment for payments that result in an excise tax imposed by Section 4999 of the Code.

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

Dr. Goldsmith is entitled to the following: (i) a lump-sum cash payment in an amount equal to (A) 1.5 times Dr. Goldsmith’s annual base salary then in effect, plus (B) 1.5 times the greater of (1) Dr. Goldsmith’s annualized target bonus award for the year in which Dr. Goldsmith’s employment terminates or (2) the annual bonus amount paid to Dr. Goldsmith in the immediately prior year; (ii) payment of any accrued but unused vacation and sick leave; (iii) payment of Dr. Goldsmith’s target bonus award for the year in which Dr. Goldsmith’s employment terminates, prorated through the date of termination; (iv) payment of premiums for his group health insurance COBRA continuation coverage for up to 18 months following the date of termination; (v) outplacement assistance for up to nine months following the date of termination with an aggregate cost of up to $11,250; and (vi) immediate vesting of all outstanding stock options and other stock awards granted to Dr. Goldsmith and the extension of the option exercise period for 12 months after the date of termination.

Mr. Graboyes is entitled to the following: (i) a lump-sum cash payment in an amount equal to (A) 1.5 times Mr. Graboyes’ annual base salary then in effect, plus (B) 1.5 times the greater of (1) Mr. Graboyes’ annualized target bonus award for the year in which Mr. Graboyes’ employment terminates or (2) the annual bonus amount paid to Mr. Graboyes in the immediately prior year; (ii) payment of any accrued but unused vacation and sick leave; (iii) payment of Mr. Graboyes’ target bonus award for the year in which Mr. Graboyes’ employment terminates, prorated through the date of termination; (iv) payment of premiums for his group health insurance COBRA continuation coverage for up to 18 months following the date of termination; (v) outplacement assistance for up to nine months following the date of termination with an aggregate cost of up to $11,250; and (vi) immediate vesting of all outstanding stock options and other stock awards granted to Mr. Graboyes and the extension of the option exercise period for 12 months after the date of termination.

Dr. Morris is entitled to the following: (i) a lump-sum cash payment in an amount equal to (A) 1.5 times Dr. Morris’ annual base salary then in effect, plus (B) 1.5 times the greater of (1) Dr. Morris’ annualized target bonus award for the year in which Dr. Morris’ employment terminates or (2) the annual bonus amount paid to Dr. Morris in the immediately prior year; (ii) payment of any accrued but unused vacation and sick leave; (iii) payment of Dr. Morris’ target bonus award for the year in which Dr. Morris’ employment terminates, prorated through the date of termination; (iv) payment of premiums for his group health insurance COBRA continuation coverage for up to 18 months following the date of termination; (v) outplacement assistance for up to nine months following the date of termination with an aggregate cost of up to $11,250; and (vi) immediate vesting of all outstanding stock options and other stock awards granted to Dr. Morris and the extension of the option exercise period for 12 months after the date of termination.

The Company’s obligation to pay a named executive officer’s COBRA premiums ceases upon the named executive officer’s eligibility for comparable coverage provided by a new employer. Certain of the payments described above shall cease, and the Company shall have no further obligations to the named executive officer with respect thereto, in the event that the named executive officer breaches the confidentiality, non-compete and/or non-solicitation provisions under his employment agreement and confidentiality and inventions assignment agreement with the Company.

Potential Payments Upon Termination or Change-in-Control

The following tables reflect the estimated potential payments upon termination or change-in-control of the Company that would be payable to each of the named executive officers under the terms of their respective employment agreements. The amounts shown reflect only the additional payments or benefits that the named executive officer would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested, absent the triggering event. For purposes of calculating the potential payments set forth in the tables below, we have assumed that (i) the date of termination was December 31, 2011 and (ii) the stock price was $1.42, the closing market price of the Company’s common stock on December 30, 2011, the last business day of the 2011 fiscal year.

Paul L. Berns—President and Chief Executive Officer

	Termination For Just Cause or Resignation Without Good Reason Termination	Termination Without Just Cause or Resignation With Good Reason Termination		Termination Without Just Cause or Resignation With Good Reason (in connection with a Change-in- Control)
Paul L. Berns
Cash Payments
Cash Severance	$—	$1,394,700	(1)	$1,859,600	(2)
Target Bonus for Year of Separation	$—	$424,900		$424,900
Long-Term Incentives
Stock Options (Unvested and Accelerated)	$—	$—		$—	(3)
Restricted Stock (Unvested and Accelerated)	$—	$—		$882,400	(4)
Benefits and Perquisites
Accrued Sick Leave	$34,900	$34,900		$34,900
Benefits Continuation	$—	$26,700		$54,400
Outplacement Assistance	$—	$15,000		$15,000
Excise Tax Gross-Up (Estimated)	$—	$—		$—
Total Payments Upon Termination	$34,900	$1,896,200		$3,271,200

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

(3)   Amount represents the in-the-money value of unvested stock options as of December 31, 2011, using the closing market price of the Company’s common stock on December 30, 2011. The number of shares underlying such stock options and the exercise price thereof are reflected in the columns entitled “Number of Securities Underlying Unexercised Options—Unexercisable” and “Option Exercise Price,” respectively, in the Outstanding Equity Awards at Fiscal Year End table set forth on page 23 of this Amendment No. 1.

(4)   Amount represents the value of unvested restricted stock units as of December 31, 2011, using the closing market price of the Company’s common stock on December 30, 2011. The number of restricted stock units are reflected in the column entitled “Number of Shares or Units of Stock that Have Not Vested” in the Outstanding Equity Awards at Fiscal Year End table set forth on page 23 of this Amendment No. 1.

David C. Clark—Vice President, Finance

	Termination For Just Cause or Resignation Without Good Reason Termination	Termination Without Just Cause or Resignation With Good Reason Termination		Termination Without Just Cause or Resignation With Good Reason (in connection with a Change-in- Control)
David C. Clark
Cash Payments
Cash Severance	$—	$131,400	(1)	$341,700	(2)
Target Bonus for Year of Separation	$—	$—		$78,800
Long-Term Incentives
Stock Options (Unvested and Accelerated)	$—	$—		$—	(3)
Restricted Stock (Unvested and Accelerated)	$—	$—		$144,400	(4)
Benefits and Perquisites
Accrued Sick Leave	$—	$15,400		$15,400
Benefits Continuation	$—	$13,400		$26,700
Outplacement Assistance	$—	$—		$7,500
Total Payments Upon Termination	$—	$160,200		$614,500

(1)   Amount represents 0.5 times base salary then in effect, payable on the same basis and at the same time as paid at the time of termination.

(2)   Amount represents a lump sum payment equal to (i) 1.0 times base salary then in effect, plus (ii) 1.0 times annualized target bonus award for the year of termination.

(3)   Amount represents the in-the-money value of unvested stock options as of December 31, 2011, using the closing market price of the Company’s common stock on December 30, 2011. The number of shares underlying such stock options and the exercise price thereof are reflected in the columns entitled “Number of Securities Underlying Unexercised Options—Unexercisable” and “Option Exercise Price,” respectively, in the Outstanding Equity Awards at Fiscal Year End table set forth on page 23 of this Amendment No. 1.

(4)   Amount represents the value of unvested restricted stock units as of December 31, 2011, using the closing market price of the Company’s common stock on December 30, 2011. The number of restricted stock units are reflected in the column entitled “Number of Shares or Units of Stock that Have Not Vested” in the Outstanding Equity Awards at Fiscal Year End table set forth on page 23 of this Amendment No. 1.

Bruce A. Goldsmith—Senior Vice President, Corporate Development

	Termination For Just Cause or Resignation Without Good Reason Termination	Termination Without Just Cause or Resignation With Good Reason Termination		Termination Without Just Cause or Resignation With Good Reason (in connection with a Change-in- Control)
Bruce A. Goldsmith
Cash Payments
Cash Severance	$—	$325,500	(1)	$732,400	(2)
Target Bonus for Year of Separation	$—	$—		$162,700
Long-Term Incentives
Stock Options (Unvested and Accelerated)	$—	$—		$—	(3)
Restricted Stock (Unvested and Accelerated)	$—	$—		$219,100	(4)
Benefits and Perquisites
Accrued Sick Leave	$—	$20,000		$20,000
Benefits Continuation	$—	$26,700		$40,100
Outplacement Assistance	$—	$—		$11,300

Total Payments Upon Termination	$—	$372,200		$1,185,600

(1)   Amount represents 1.0 times base salary then in effect, payable on the same basis and at the same time as paid at the time of termination.

(2)   Amount represents a lump sum payment equal to (i) 1.5 times base salary then in effect, plus (ii) 1.5 times annualized target bonus award for the year of termination.

(3)   Amount represents the in-the-money value of unvested stock options as of December 31, 2011, using the closing market price of the Company’s common stock on December 30, 2011. The number of shares underlying such stock options and the exercise price thereof are reflected in the columns entitled “Number of Securities Underlying Unexercised Options—Unexercisable” and “Option Exercise Price,” respectively, in the Outstanding Equity Awards at Fiscal Year End table set forth on page 23 of this Amendment No. 1.

(4)   Amount represents the value of unvested restricted stock units as of December 31, 2011, using the closing market price of the Company’s common stock on December 30, 2011. The number of restricted stock units are reflected in the column entitled “Number of Shares or Units of Stock that Have Not Vested” in the Outstanding Equity Awards at Fiscal Year End table set forth on page 23 of this Amendment No. 1.

Marc H. Graboyes—Senior Vice President, General Counsel and Secretary

	Termination For Just Cause or Resignation Without Good Reason Termination	Termination Without Just Cause or Resignation With Good Reason Termination		Termination Without Just Cause or Resignation With Good Reason (in connection with a Change-in- Control)
Marc H. Graboyes
Cash Payments
Cash Severance	$—	$348,500	(1)	$784,100	(2)
Target Bonus for Year of Separation	$—	$—		$174,200
Long-Term Incentives
Stock Options (Unvested and Accelerated)	$—	$—		$—	(3)
Restricted Stock (Unvested and Accelerated)	$—	$—		$424,600	(4)
Benefits and Perquisites
Accrued Sick Leave	$—	$21,400		$21,400
Benefits Continuation	$—	$17,800		$26,700
Outplacement Assistance	$—	$—		$11,300
Total Payments Upon Termination	$—	$387,700		$1,442,300

(1)   Amount represents 1.0 times base salary then in effect, payable on the same basis and at the same time as paid at the time of termination.

(2)   Amount represents a lump sum payment equal to (i) 1.5 times base salary then in effect, plus (ii) 1.5 times annualized target bonus award for the year of termination.

(3)   Amount represents the in-the-money value of unvested stock options as of December 31, 2011, using the closing market price of the Company’s common stock on December 30, 2011. The number of shares underlying such stock options and the exercise price thereof are reflected in the columns entitled “Number of Securities Underlying Unexercised Options—Unexercisable” and “Option Exercise Price,” respectively, in the Outstanding Equity Awards at Fiscal Year End table set forth on page 23 of this Amendment No. 1.

(4)   Amount represents the value of unvested restricted stock units as of December 31, 2011, using the closing market price of the Company’s common stock on December 30, 2011. The number of restricted stock units are reflected in the column entitled “Number of Shares or Units of Stock that Have Not Vested” in the Outstanding Equity Awards at Fiscal Year End table set forth on page 23 of this Amendment No. 1.

Charles Q. Morris—Executive Vice President, Chief Medical Officer

	Termination For Just Cause or Resignation Without Good Reason Termination	Termination Without Just Cause or Resignation With Good Reason Termination		Termination Without Just Cause or Resignation With Good Reason (in connection with a Change-in- Control)
Charles Q. Morris
Cash Payments
Cash Severance	$—	$432,600	(1)	$973,300	(2)
Target Bonus for Year of Separation	$—	$—		$216,300
Long-Term Incentives
Stock Options (Unvested and Accelerated)	$—	$—		$—	(3)
Restricted Stock (Unvested and Accelerated)	$—	$—		$545,200	(4)
Benefits and Perquisites
Accrued Sick Leave	$—	$22,500		$22,500
Benefits Continuation	$—	$26,700		$40,100
Outplacement Assistance	$—	$—		$11,300
Total Payments Upon Termination	$—	$481,800		$1,808,700

(1)   Amount represents 1.0 times base salary then in effect, payable on the same basis and at the same time as paid at the time of termination.

(2)   Amount represents a lump sum payment equal to (i) 1.5 times base salary then in effect, plus (ii) 1.5 times annualized target bonus award for the year of termination.

(3)   Amount represents the in-the-money value of unvested stock options as of December 31, 2011, using the closing market price of the Company’s common stock on December 30, 2011. The number of shares underlying such stock options and the exercise price thereof are reflected in the columns entitled “Number of Securities Underlying Unexercised Options—Unexercisable” and “Option Exercise Price,” respectively, in the Outstanding Equity Awards at Fiscal Year End table set forth on page 23 of this Amendment No. 1.

(4)   Amount represents the value of unvested restricted stock units as of December 31, 2011, using the closing market price of the Company’s common stock on December 30, 2011. The number of restricted stock units are reflected in the column entitled “Number of Shares or Units of Stock that Have Not Vested” in the Outstanding Equity Awards at Fiscal Year End table set forth on page 23 of this Amendment No. 1.

Director Compensation

The following table shows certain information with respect to the compensation of all non-employee directors of the Company for the fiscal year ended December 31, 2011:

Director Compensation for Fiscal 2011

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Cecilia Gonzalo (3)	—	—	19,200	19,200
Stephen J. Hoffman (4)	77,500	112,500	34,300	224,300
Jeffrey R. Latts (5)	45,000	68,800	22,900	136,700
Jonathan S. Leff (6)	57,500	68,800	22,900	149,200
David M. Stout (7)	55,000	43,800	22,900	121,700
Nishan de Silva (8)	40,000	43,800	22,900	106,700
Timothy P. Lynch (9)	48,800	—	22,900	71,700

(1)   The amounts shown in this column represent the aggregate full grant date fair value calculated in accordance with FASB ASC Topic 718 for stock awards granted during the fiscal year to the non-employee directors. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions used to calculate these amounts, see Note 6 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  These stock awards fully vest on the first anniversary of the date of grant, assuming continued service on the Board of Directors for such period.

(2)   The amounts shown in this column represent the aggregate full grant date fair value calculated in accordance with FASB ASC Topic 718 for stock options granted during the fiscal year to the non-employee directors.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions used to calculate these amounts, see Note 6 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(3)   Grant date fair value of option to purchase 25,000 shares of common stock granted in 2011: $19,200. Total number of shares subject to stock options outstanding at December 31, 2011: 25,000.

(4)   Grant date fair value of option to purchase 30,000 shares of common stock granted in 2011: $34,300. Total number of shares subject to stock options outstanding at December 31, 2011: 335,000.  Grant date fair value of 90,000 restricted stock units granted in 2011: $112,500.  Total number of restricted stock units that have not vested at December 31, 2011: 90,000.

(5)   Grant date fair value of option to purchase 20,000 shares of common stock granted in 2011: $22,900. Total number of shares subject to stock options outstanding at December 31, 2011: 105,000.  Grant date fair value of 55,000 restricted stock units granted in 2011: $68,800. Total number of restricted stock units that have not vested at December 31, 2011: 55,000.

(6)   Grant date fair value of option to purchase 20,000 shares of common stock granted in 2011: $22,900. Total number of shares subject to stock options outstanding at December 31, 2011: 140,000.  Grant date fair value of 55,000 restricted stock units granted in 2011: $68,800. Total number of restricted stock units that have not vested at December 31, 2011: 55,000.

(7)   Grant date fair value of option to purchase 20,000 shares of common stock granted in 2011: $22,900. Total number of shares subject to stock options outstanding at December 31, 2011: 85,000.  Grant date fair value of 35,000 restricted stock units granted in 2011: $43,800. Total number of restricted stock units that have not vested at December 31, 2011: 35,000.

(8)   Dr. de Silva resigned as a director of the Company, effective December 21, 2011.  Grant date fair value of option to purchase 20,000 shares of common stock granted in 2011: $22,900.  Grant date fair value of 35,000 restricted stock units granted in 2011: $43,800.

(9)   Mr. Lynch resigned as a director of the Company, effective August 18, 2011.  Grant date fair value of option to purchase 20,000 shares of common stock granted in 2011: $22,900.

Cash Compensation

Effective as of February 16, 2012, the Board of Directors approved the following compensation arrangements for the Company’s non-employee directors. Each non-employee director of the Company receives an annual retainer of $40,000, except that the Chairman of the Board of Directors receives an annual retainer of $60,000. Each non-employee director that serves as Chairman of the Audit Committee also receives an additional annual retainer of $20,000. Each non-employee director that serves as Chairman of the Compensation Committee also receives an additional annual retainer of $12,500. Each non-employee director that serves as chairman of any other committee of the Board of Directors also receives an additional annual retainer of $7,500. Each non-employee director who serves on the Audit Committee (other than the Chairman) receives an additional retainer of $10,000. Each non-employee director who serves on any other committee of the Board of Directors (other than the Chairman) receives an additional retainer of $5,000. Annual retainers are paid in equal quarterly installments on the first day of each calendar quarter.  The Company will also pay each director who serves as a member of the Transaction Committee of the Board of Directors (as in effect from time to time) a fee of $1,000 for each meeting of the Transaction Committee that such director attends.

In addition, each non-employee director, including the Chairman of the Board of Directors, is reimbursed for all reasonable out-of-pocket expenses incurred by such director in connection with attending any regular or special meeting of the Board of Directors or any regular or special meeting of any committee of the Board of Directors.

Restricted Stock Units and Stock Options

The Company grants stock options and restricted stock units to its non-employee directors under a program for non-employee directors (the “Directors’ Program”) administered under the Company’s 2008 Equity Incentive Plan.

Under the Directors’ Program, each person who becomes a non-employee director of the Company is automatically granted 55,000 restricted stock units on the date of his or her initial election, except that any person who becomes the Company’s Chairman of the Board (other than an employee of the Company) is automatically granted 90,000 restricted stock units on the date of his or her initial election (each, an “Initial Grant”). Initial Grants vest in equal installments on each of the first and second anniversaries of the date of grant, assuming continued service on the Board of Directors for such periods.

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

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation Committee  (the “Compensation Committee”) consists of Messrs. Leff and Stout and Dr. Latts.  None of the members of our Compensation Committee serves, or formerly has served, as an officer or employee of the Company.  None of the Company’s executive officers serve, or formerly has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve, or formerly have served, on the Board of Directors or Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Amendment No. 1.  Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that such Compensation Discussion and Analysis be included in this Amendment No. 1.

Mr. Jonathan S. Leff

Dr. Jeffrey R. Latts

Mr. David M. Stout

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

(2)            Includes 10,428,262 shares of common stock available for future issuance under our 2008 Equity Incentive Plan.  All stock awards granted under our 2008 Equity Incentive Plan after the June 24, 2008 effective date thereof, other than stock options and stock appreciation rights granted with an exercise price of at least 100% of such stock award’s fair market value on the date of grant, reduce the number of shares available for issuance under our 2008 Equity Incentive Plan by 1.35 shares per share granted pursuant to the stock award.  Shares of common stock that revert to and again become available for issuance under our 2008 Equity Incentive Plan and that prior to such reversion were granted pursuant to a stock award that reduced the number of shares available under our 2008 Equity Incentive Plan by 1.35 shares per share granted pursuant to such stock award, will cause the number of shares of our common stock available for issuance under our 2008 Equity Incentive Plan to increase by 1.35 shares upon such reversion.

(3)         Includes 2,000,963 shares of common stock available for future issuance under our 2001 Employee Stock Purchase Plan.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information regarding the ownership of the Company’s common stock as of April 9, 2012 by: (i) each director and nominee for director; (ii) each of the executive officers named in the summary compensation table on page 21 of this Amendment No. 1; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of the Company’s common stock.

	Beneficial Ownership (1)
Beneficial Owner (2)	Number of Shares	Percent of Total
Warburg Pincus Private Equity VIII, L.P.(3) 466 Lexington Avenue New York, New York 10017	26,124,430	24.4%

Wellington Management Company, LLP (4) 280 Congress Street Boston MA 02210	6,569,333	6.1

Scopia Management Inc. (5) 152 W. 57th Street, 33rd Floor New York, NY 10019	5,907,483	5.5

Paul L. Berns (6)	1,410,987	1.3

Bruce K. Bennett, Jr. (7)	157,856	*

David C. Clark (8)	179,564	*

Bruce A. Goldsmith (9)	169,078	*

Marc H. Graboyes (10)	381,468	*

Charles Q. Morris (11)	235,915	*

Michael E. Schick (12)	94,396	*

Cecilia Gonzalo (13)	26,124,430	24.4

Stephen J. Hoffman, Ph.D., M.D. (14)	780,671	*

Jeffrey R. Latts, M.D. (15)	85,000	*

Jonathan S. Leff (16)	26,244,430	24.5

David M. Stout (17)	65,000	*

Joseph L. Turner (18)	0	*

All current executive officers and directors as a group (13 persons)(19)	29,804,365	27.2%

*Less than one percent.

(1)  This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 106,880,782 shares outstanding on April 9, 2012, excluding 77,630 treasury shares, adjusted as required by rules promulgated by the SEC.

(2)  The address for each director and executive officer is c/o Allos Therapeutics, Inc., 11080 CirclePoint Road, Suite 200, Westminster, Colorado 80020.

(3)  The stockholder is Warburg Pincus Private Equity VIII, L.P., a Delaware limited partnership (together with its two affiliated partnerships, “WP VIII”). Warburg Pincus Partners, LLC, a New York limited liability company (“WP Partners”), is the sole general partner of WP VIII and a direct subsidiary of Warburg Pincus & Co., a New York general partnership (“WP”). WP is the managing member of WP Partners. Warburg Pincus LLC, a New York limited liability company (“WP LLC”), is the manager of WP VIII. The address of the Warburg Pincus entities is 450 Lexington Avenue, New York, New York 10017.

(4)  Based solely upon a Schedule 13G filed with the SEC on February 14, 2012.

(5)  Based solely upon a Schedule 13G filed with the SEC on February 10, 2012.

(6)  Includes 1,220,621 shares issuable upon exercise of options exercisable within 60 days of April 9, 2012. Excludes 1,042,957 restricted stock units held by Mr. Berns that will not vest within 60 days of April 9, 2012.

(7)  Includes 146,155 shares issuable upon exercise of options exercisable within 60 days of April 9, 2012. Excludes 135,677 restricted stock units held by Mr. Bennett that will not vest within 60 days of April 9, 2012.

(8)  Includes 150,702 shares issuable upon exercise of options exercisable within 60 days of April 9, 2012. Excludes 178,252 restricted stock units held by Mr. Clark that will not vest within 60 days of April 9, 2012.

(9)  Includes 126,633 shares issuable upon exercise of options exercisable within 60 days of April 9, 2012. Excludes 304,488 restricted stock units held by Dr. Goldsmith that will not vest within 60 days of April 9, 2012.

(10)        Includes 289,635 shares issuable upon exercise of options exercisable within 60 days of April 9, 2012. Excludes 450,195 restricted stock units held by Mr. Graboyes that will not vest within 60 days of April 9, 2012.

(11)        Includes 98,957 shares issuable upon exercise of options exercisable within 60 days of April 9, 2012.  Includes 27,500 restricted stock units that vest on April 26, 2012, subject to Dr. Morris’ continued employment with the Company through such vesting date. Excludes 563,835 restricted stock units held by Dr. Morris that will not vest within 60 days of April 9, 2012.

(12)        Includes 53,134 shares issuable upon exercise of options exercisable within 60 days of April 9, 2012. Excludes 244,548 restricted stock units held by Mr. Schick that will not vest within 60 days of April 9, 2012.

(13) Includes 26,124,430 shares held by WP VIII. Ms. Gonzalo, a director of the Company, is a Partner of WP and a Managing Director and Member of WP LLC. All shares indicated as owned by Ms. Gonzalo are included because of her affiliation with the Warburg Pincus entities. Ms. Gonzalo disclaims beneficial ownership of all shares owned by the Warburg Pincus entities. Charles R. Kaye and Joseph P. Landy are Managing General Partners of WP and Managing Members and Co-Presidents of WP LLC and may be deemed to control the Warburg Pincus entities. Ms. Gonzalo and Messrs. Kaye, and Landy disclaim beneficial ownership of all shares held by the Warburg Pincus entities.

(14) Includes 800 shares held as custodian for Dr. Hoffman’s children, 472,871 shares held by the Stephen J. Hoffman 2009 Revocable Trust, of which Dr. Hoffman is a co-trustee, and 305,000 shares issuable upon exercise of options exercisable within 60 days of April 9, 2012. Excludes 90,000 restricted stock units held by Dr. Hoffman that will not vest within 60 days of April 9, 2012.

(15)        Includes 85,000 shares issuable upon exercise of options exercisable within 60 days of April 9, 2012.  Excludes 55,000 restricted stock units held by Dr. Latts that will not vest within 60 days of April 9, 2012.

(16)        Includes 26,124,430 shares held by WP VIII and 120,000 shares issuable upon exercise of options held by Mr. Leff exercisable within 60 days of April 9, 2012. Mr. Leff, a director of the Company, is a Partner of WP and a Managing Director and Member of WP LLC. All shares indicated as owned by Mr. Leff are included because of his affiliation with the Warburg Pincus entities. Mr. Leff disclaims beneficial ownership of all shares owned by the Warburg Pincus entities. Charles R. Kaye and Joseph P. Landy are Managing General Partners of WP and Managing Members and Co-Presidents of WP LLC and may be deemed to control the Warburg Pincus entities. Messrs. Leff, Kaye, and Landy disclaim beneficial ownership of all shares held by the Warburg Pincus entities.  Excludes 55,000 restricted stock units held by Mr. Leff that will not vest within 60 days of April 9, 2012.

(17)        Includes 65,000 shares issuable upon exercise of options exercisable within 60 days of April 9, 2012.  Excludes 35,000 restricted stock units held by Mr. Stout that will not vest within 60 days of April 9, 2012.

(18)        Excludes 55,000 restricted stock units held by Mr. Turner that will not vest within 60 days of April 9, 2012.

(19)  Includes 27,500 shares of restricted stock units and 2,660,837 shares issuable upon exercise of options held by all executive officers and directors as a group exercisable within 60 days of April 9, 2012. Excludes restricted stock units that will not vest within 60 days of April 9, 2012.  See footnotes (6) through (18).

Agreement and Plan of Merger

On April 4, 2012, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spectrum Pharmaceuticals, Inc., a Delaware corporation (“Spectrum”), and Sapphire Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Spectrum (“Merger Sub”). Pursuant to the Merger Agreement and upon the terms and subject to the conditions thereof, Merger Sub agreed to commence a tender offer (the “Offer”) to acquire all of the issued and outstanding shares of common stock of the Company, par value $0.001 per share (the “Shares”), for consideration per share consisting of (i) an amount in cash equal to $1.82 without interest, less any applicable withholding tax (the “Cash Portion”) and (ii) one contingent value right (a “CVR”, and together with the Cash Portion, the “Offer Price”). Each CVR will entitle the holder thereof to receive an additional cash payment of $0.11 if the following two milestones are met: (1) the Company’s Marketing Authorisation Application for FOLOTYN is approved by the European Medicines Agency (the “EMA”) for the treatment of patients with relapsed or refractory PTCL in Europe by December 31, 2012 and (2) the first reimbursable commercial sale of FOLOTYN is achieved in at least three of the specified major markets in the European Union by December 31, 2013. In January 2012, the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) issued an opinion recommending against conditional approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL. The Company submitted a request for the re-examination of the CHMP opinion in January 2012. On April 19, 2012, the CHMP confirmed its previous negative opinion on the MAA for FOLOTYN. The Company is reviewing the CHMP opinion and is evaluating its potential options for continuing to pursue regulatory approval of FOLOTYN in Europe as a treatment for relapsed or refractory PTCL.

Merger Sub commenced the Offer on April 13, 2012.  In the Offer, each Share validly tendered and not withdrawn will be accepted for payment by Merger Sub in accordance with the terms of the Offer (but in no event sooner than 20 business days after the commencement of the Offer).  Pursuant to the Merger Agreement, subject to the satisfaction or written waiver of certain conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), and the Company will continue as the surviving corporation.  At the effective time of the Merger (the “Effective Time”), all remaining outstanding Shares not tendered in the Offer (other than Shares owned by Parent or Merger Sub, Shares owned by the Company as treasury stock or owned of record by any subsidiary of the Company or Shares held by stockholders who properly exercise their appraisal rights under the Delaware General Corporate Law) will be cancelled and converted into the right to receive the Offer Price.

Merger Sub’s obligation to accept for payment and pay for all Shares validly tendered pursuant to the Offer is subject to (i) the termination or expiration of any waiting period applicable to the consummation of the Offer and the Merger under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, (ii) a majority of the Shares outstanding having been tendered and not withdrawn at the expiration of the Offer and (iii) other customary closing conditions.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Person Transactions Policy and Procedures

Related-person transactions have the potential to create actual or perceived conflicts of interest between the Company and its directors and executive officers or their immediate family members. Under its charter, the Audit Committee is charged with the responsibility of reviewing and approving all related-person transactions as required by NASDAQ rules. To assist in identifying such transactions for fiscal year 2011, the Company distributed questionnaires to directors and officers.

Current SEC rules define a related-person transaction to include any transaction, arrangement or relationship in which the Company is a participant and in which any of the following persons has or will have a direct or indirect interest:

•                  an executive officer, director or director nominee of the Company;

•                  any person who is known to be the beneficial owner of more than 5% of the Company’s common stock;

•                  any person who is an immediate family member (as defined under Item 404 of Regulation S-K) of an executive officer, director or director nominee or beneficial owner of more than 5% of the Company’s common stock; or

•                  any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person, together with any of the foregoing persons, has a 5% or greater beneficial ownership interest.

Although the Company does not have a formal policy in regards to related-person transactions, the Audit Committee may consider the following factors when deciding whether to approve a related-person transaction:

•            the nature of the related person’s interest in the transaction;

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

Certain Related-Person Transactions

Severance Arrangements

The Company has established a Severance Benefit Plan to provide for the payment of severance benefits to all eligible full-time employees who do not otherwise have separate employment agreements with the Company and whose employment is involuntarily terminated.  The terms of the employment agreements with the named executive officers (as defined below), including the severance compensation payable thereunder, are described in more detail beginning on page 26 of this Amendment No. 1 under the heading “Employment, Severance and Change-in-Control Agreements.”

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

Indemnification Agreements

The Company has entered into indemnification agreements with all of its directors and executive officers, which provide, among other things, that the Company will indemnify such director or executive officer, under the circumstances and to the extent provided for therein, for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer, employee, agent or fiduciary of the Company, any subsidiary of the Company or any other company or enterprise that such executive officer or director serves at the Company’s request.

Independence of the Board of Directors

As required under the NASDAQ listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors of the company. The Board of Directors consults with the Company’s counsel to ensure that the Board of Director’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of their respective family members, and the Company, its senior management and its independent registered public accountants, the Board of Directors has affirmatively determined that the following six directors are “independent”

directors within the meaning of the applicable NASDAQ listing rules: Ms. Gonzalo, Dr. Hoffman, Dr. Latts, Mr. Leff, Mr. Stout and Mr. Turner. The Board of Directors also determined that Timothy P. Lynch, who resigned as a director of the Company effective August 18, 2011, and Nishan de Silva, who resigned as a director of the Company effective December 21, 2011, were independent within the meaning of the applicable NASDAQ listing rules while serving as members of the Board of Directors. In making these determinations, the Board of Directors found that none of these directors had a material or other disqualifying relationship with the Company. In determining the independence of Ms. Gonzalo, Mr. Leff and Dr. de Silva, the Board of Directors took into account that Ms. Gonzalo and Mr. Leff are Managing Directors of Warburg Pincus LLC, an affiliate of Warburg, and Dr. de Silva was a Principal of Warburg Pincus LLC at the time he served as a director.  In determining the independence of Dr. Hoffman, the Board of Directors took into account that Dr. Hoffman served as President and Chief Executive Officer of the Company from July 1994 to December 2001. The Board of Directors did not believe that any of the foregoing relationships would interfere with the exercise of independent judgment by Ms. Gonzalo, Mr. Leff or Drs. Hoffman or de Silva in carrying out their responsibilities as directors of the Company. Mr. Berns, the Company’s current President and Chief Executive Officer, is not an independent director.

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

In connection with the audit of the Company’s 2011 financial statements, the Company entered into an engagement agreement with Ernst & Young LLP, which set forth the terms by which Ernst & Young LLP performed audit services on behalf of the Company.

The following table sets forth the aggregate fees billed to the Company by Ernst & Young LLP, the Company’s independent registered public accounting firm, for services performed for each of the fiscal years ending December 31, 2011 and December 31, 2010.

	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees
2011	$439,100	$137,772	$172,941	$—
2010	$372,675	$—	$120,865	$—

In the above table, in accordance with the SEC’s definitions and rules, “Audit Fees” are fees the Company paid for professional services for the audit of the Company’s financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, audits of the effectiveness of internal control over financial reporting, and for services that are normally provided by an accountant in connection with statutory and regulatory filings.  “Audit-Related Fees” include fees related to assistance with transaction due diligence.  “Tax Fees” include all services performed by professional staff in the independent registered public accounting firm’s tax division (except those relating to audit or audit-related services), including fees for tax compliance, planning and advice.

All of the fees described above were pre-approved by the Audit Committee.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services up to a specified limit may be delegated to the Chair, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(1)           Financial Statements

See the list of Financial Statements in Item 15 of the Report on page 83.

(2)           Financial Statement Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the required information was included in the financial statements or notes thereto beginning on page F-1 of the Report.

(3)           Exhibits

See the EXHIBIT INDEX immediately following signature page to this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOS THERAPEUTICS, INC.

Date: April 27, 2012	By:	/s/ PAUL L. BERNS
Paul L. Berns
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the Report has been signed by the following persons on behalf of the registrant on April 27, 2012, and in the capacities indicated:

Name	Title

*	Chairman of Board of Directors and Director
Stephen J. Hoffman

/s/ PAUL L. BERNS	President, Chief Executive Officer and Director (Principal Executive Officer)
Paul L. Berns

/s/ DAVID C. CLARK	Vice President, Finance and Treasurer
David C. Clark	(Principal Financial Officer and Principal Accounting Officer)

*	Director
Cecilia Gonzalo

*	Director
Jeffrey R. Latts

*	Director
Jonathan S. Leff

*	Director
David M. Stout

*	Director
Joseph L. Turner

*By: /s/ PAUL L. BERNS
Paul L. Berns, Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
31.01	Rule 13a-14(a)/15d-14(a) Certification.
31.02	Rule 13a-14(a)/15d-14(a) Certification.