Form 10-Q
period 2012-03-31
ALLOS THERAPEUTICS INC
filed 2012-05-03
CIK 1097264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2012.

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

As of May 1, 2012, there were 106,958,412 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.

BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$93,400	$87,372
Short-term investments	43	10,400
Restricted cash	238	238
Accounts receivable	9,689	15,259
Inventory	856	505
Prepaid expenses and other assets	2,273	2,055
Total current assets	106,499	115,829
Property and equipment, net	1,259	1,476
Intangible asset, net	4,658	4,772
Total assets	$112,416	$122,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,284	$1,503
Deferred revenue	2,776	3,521
Accrued liabilities	13,953	15,940
Total current liabilities	20,013	20,964
Long-term deferred revenue and other liabilities	21,521	21,809

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,500,000 shares designated from authorized preferred stock; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 106,958,412 and 106,260,526 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	107	106
Additional paid-in capital	563,247	560,354
Accumulated deficit	(492,472)	(481,156)
Total stockholders’ equity	70,882	79,304
Total liabilities and stockholders’ equity	$112,416	$122,077

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2012	2011

Revenue:
Net product sales	$9,758	$10,864
License and other revenue	1,576	—
Total revenue	11,334	10,864

Operating costs and expenses:
Cost of sales, excluding amortization expense	941	943
Cost of license and other revenue	866	—
Research and development	5,300	7,497
Selling, general and administrative	15,434	17,552
Amortization of intangible asset	113	113
Total operating costs and expenses	22,654	26,105
Operating loss	(11,320)	(15,241)
Interest and other income, net	4	38
Net loss	$(11,316)	$(15,203)

Net loss per share: basic and diluted	$(0.11)	$(0.14)
Weighted average shares: basic and diluted	106,519,377	105,527,387

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(11,316)	$(15,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	220	198
Stock-based compensation expense	2,895	3,672
Amortization of intangible asset	113	113
Changes in operating assets and liabilities:
Accounts receivable	5,570	(894)
Prepaid expenses and other assets	(218)	(1,125)
Interest receivable on investments	56	50
Inventory	(351)	—
Trade accounts payable	1,781	(2,379)
Accrued liabilties	(1,987)	(3,500)
Deferred revenue and other long-term liabilities	(1,033)	—
Net cash used in operating activities	(4,270)	(19,068)
Cash Flows From Investing Activities:
Acquisition of property and equipment	(3)	(39)
Proceeds from maturities of investments	10,301	20,020
Net cash provided by investing activities	10,298	19,981
Cash Flows From Financing Activities:
Proceeds from issuance of common stock associated with stock options	—	8
Net cash provided by financing activities	—	8
Net increase in cash and cash equivalents	6,028	921
Cash and cash equivalents, beginning of period	87,372	48,164
Cash and cash equivalents, end of period	$93,400	$49,085
Supplemental Schedule of Cash and Non-cash Activities:
Assets recorded for which payment has not yet occurred	$—	$6

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars shown in tables are in thousands, except per share amounts)

(unaudited)

1.                 Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc. (referred to herein as the “Company,” “Allos,” “we,” “us” or “our”) included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2011 for a broader discussion of our business and the opportunities and risks inherent in such business.

Liquidity

As of March 31, 2012, we had $93.4 million in cash, cash equivalents, and investments. Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments as of March 31, 2012, should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.

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

We recently entered into the Spectrum Merger Agreement with Spectrum Pharmaceuticals, Inc., or Spectrum, as further discussed in Note 12, Subsequent Events.  Under the Spectrum Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger that could further adversely affect our ability to realize certain of our business strategies and our ability to achieve profitability if the Merger is not completed.  We anticipate continuing our current development programs and beginning other long-term development projects involving FOLOTYN, including the post-approval clinical studies required for FOLOTYN. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. In addition, we expect to incur significant costs relating to the commercialization of FOLOTYN, including costs related to our sales and marketing, medical affairs and manufacturing operations. Therefore, if the Merger is not completed, we may need to raise additional capital to support our future operations. Our actual capital requirements will depend on many factors, including:

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

•                  the timing, costs and potential adverse impact on net product sales associated with entering into an Agreement and Plan of Merger, or Spectrum Merger Agreement, with Spectrum on April 4, 2012 and announcing our potential acquisition by Spectrum; and

•                  our evaluation of, and decisions with respect to, potential in-licensing or product acquisition opportunities or other strategic alternatives.

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

2.                 Fair Value of Financial Instruments

Cash, Cash Equivalents and Investments

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  The carrying values of our cash equivalents and investments approximate their market values based on quoted market prices. Investments are classified as held to maturity and are carried at cost plus accrued interest.  Our cash and cash equivalents are maintained in a financial institution in amounts that, at times, may exceed federally insured limits.  The weighted average duration of the remaining time to maturity for our portfolio of investments as of March 31, 2012 was approximately six months.  As of March 31, 2012, our investments were held in a variety of interest-bearing instruments, consisting mainly of certificates of deposit.  We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of March 31, 2012.

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

We have no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of March 31, 2012.  Our financial instruments include cash and cash equivalents, investments, accounts receivable, prepaid expenses, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate their fair value due to their short maturities. The carrying value of our cash held in money market funds totaling $86.5 million as of March 31, 2012 are included in cash and cash equivalents on our Balance Sheet and approximates market values based on quoted market prices, or Level 1 inputs.

The carrying value of investments consisted of the following as of March 31, 2012:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	cost	Gains	Losses	Value
Short-term held-to-maturity securities:
Certificate of deposit	$281	$—	$—	$281
Less: Amounts classified as restricted cash	(238)	—	—	(238)
Total due in one year or less	$43	$—	$—	$43

The carrying value of investments consisted of the following as of December 31, 2011:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	cost	Gains	Losses	Value
Short-term held-to-maturity securities:
U.S. Treasury notes	$10,051	$—	$—	$10,051
Certificate of deposit	280	—	—	280
Corporate note	307	1	—	308
Sub-total	$10,638	$1	$—	$10,639
Less: Amounts classified as restricted cash	(238)	—	—	(238)
Total due in one year or less	$10,400	$1	$—	$10,401

As of March 31, 2012 and December 31, 2011 there were no investments in a loss position.  Market values were determined for each individual security in the investment portfolio.  If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. Additionally, management assesses whether it intends to sell or would more-likely-than-not not be required to sell the investment before the expected recovery of the amortized cost basis.  We do not intend to sell and we do not believe that it is more likely than not that we will be required to sell our investments before recovering the cost of securities, nor do we expect not to recover the entire amortized cost basis of our investments as of March 31, 2012.  We have the ability and intent to hold our remaining investments to recover the entire amortized cost basis of the investments as of March 31, 2012.

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

Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense.  As of December 31, 2011, the reduced-cost finished goods inventory had been substantially utilized.  Had this reduced-cost inventory been capitalized, the impact to our research and development expense and cost of sales, excluding amortization expense, would not have been material in the three months ended March 31, 2012 or 2011.

Inventory consisted of:

	March 31,	December 31,
	2012	2011
Work in process	$580	$417
Raw materials	145	148
Finished goods	131	57
	856	622
Less reserve	—	(117)
Total inventory	$856	$505

4.                 Prepaid Expenses and Other Assets

Prepaid expenses and other assets are comprised of the following:

	March 31,	December 31,
	2012	2011
Prepaid sales, marketing and medical affairs expenses	$1,149	$1,024
Prepaid expenses and other assets	902	782
Prepaid research and development expenses	222	249
	$2,273	$2,055

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

As a result of the FDA’s approval to market FOLOTYN on September 24, 2009, we met a milestone under our license agreement, as amended, with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute, or the FOLOTYN License Agreement, discussed in Note 11, which required us to make a milestone payment of $5.8 million. We capitalized the $5.8 million payment as an intangible asset and began amortizing the asset immediately following the FDA approval of FOLOTYN. Amortization expense is being recorded on a straight line basis over the remaining expected life of the patent for FOLOTYN, which we expect to last until July 16, 2022. This includes the anticipated Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development. This term is our best estimate of the life of the patent. If, however, the Hatch-Waxman extension is not granted, the intangible asset will be amortized over a shorter period. Amortization expense of $113,000 for the three months ended March 31, 2012 and 2011 was recorded as amortization of intangible asset in the Statement of Operations.  The estimated annual amortization expense for the intangible asset is approximately $454,000 per year during 2012 through 2021 and $234,000 in 2022.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred.  No trigger events occurred for the three months ended March 31, 2012 on the $4,658,000 of intangible asset, net.

6.                 Accrued Liabilities

Accrued liabilities are comprised of the following:

	March 31,	December 31,
	2012	2011
Accrued personnel costs	$2,270	$4,885
Accrued royalties, government rebates, chargebacks, returns and distribution fees	4,430	4,678
Accrued research and development expenses	2,520	2,117
Accrued sales and marketing expenses	1,395	1,997
Accrued expenses - other	3,338	2,263
	$13,953	$15,940

In January 2011, we implemented a strategic reduction of our workforce by approximately 13%, or 25 employees.  Personnel reductions were primarily focused in research and development and general and administrative functions.  The restructuring was a result of our decision to prioritize our resources on the development and commercialization of FOLOTYN for the treatment of PTCL, cutaneous T-cell lymphoma, or CTCL, and other hematologic malignancies, and to manage our operating costs and expenses.  During the first quarter of 2011, we incurred total restructuring charges of approximately $570,000, of which $304,000 and $266,000 were recorded in research and development and sales, general and administrative expenses, respectively, in connection with the restructuring, all in the form of one-time termination benefits.  As of December 31, 2011, all accrued termination benefits related to this restructuring had been paid.

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

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party. Title to the product passes upon delivery to our distributors, when the risks and rewards of ownership are assumed by the distributor (freight on board destination). These distributors then resell FOLOTYN to the patients’ respective health care providers. We noted an increase in net product sales of approximately $3.2 million, or $0.03 per share of common stock, in the fourth quarter of 2011 relating to an increase in our distributors’ year-end 2011 inventory levels as compared to average inventory levels for 2011. We monitor inventory levels within our distribution channel and sales to end users, or health care providers, to determine whether deferral of sales is required. No such deferrals were recorded at March 31, 2012.  Our distributors’ inventory levels declined during the three months ended March 31, 2012 by approximately $2.0 million, resulting in lower net product sales for the three months ended March 31, 2012 of approximately $1.7 million after gross to net sales adjustments, or $0.02 per share of common stock.

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

Product Returns

Our distributors’ contractual return rights are limited to defective product or product that was shipped in error.  Returns are not contractually allowed for expired product.  Given these limited contractual return rights, the high price of FOLOTYN and the limited number of PTCL patients in the United States, FOLOTYN distributors and their customers generally carry limited inventory.  We estimated product returns for FOLOTYN based upon actual returns history within our distribution channel, which were consistent with historical trends of product returns for similar companies in the pharmaceutical industry.  The actual returns history within our distribution channel is derived from third-party information obtained from certain distributors with respect to their inventory levels and sell-through to the distributors’ customers.  We will continue to monitor the historical trend of returns, including the impacts on this trend of product expiry dates and may be required to make future adjustments to our estimates.  Through March 31, 2012, product returns have been negligible.  See activity for the three months ended March 31, 2012 and 2011 in the tables below.

Medicaid Rebates

Our product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. We record estimated rebates payable under governmental programs, including Medicaid, as a reduction of revenue at the time revenues are recorded. Our calculations related to these rebate accruals require estimates, including estimates of customer mix primarily based on a combination of market and clinical research, to determine which sales will be subject to rebates and the amount of such rebates.  Our estimate of utilization is based on market research and information about our expected patient population.  Through March 31, 2012, we have not had sufficient claims from states for rebates with which to update our estimate.  However, when we have sufficient claims history, we will consider such history in our estimate which could result in a change in our estimate.  We also consider any legal interpretations of the applicable laws related to Medicaid and qualifying federal and state government programs and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates.  In March 2010, the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Affordability Reconciliation Act of 2010, or PPACA, was enacted, which increased the Medicaid rebate percentage from 15.1% to 23.1%, retroactive to January 1, 2010.  We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. For reference purposes, a 10% increase in the Medicaid utilization percentage within our patient population as of March 31, 2012, would result in an approximate $1.8 million reduction in cumulative net product sales.

Government Chargebacks

Our products are subject to certain programs with federal government qualified entities whereby pricing on products is discounted below distributor list price to participating entities. These entities purchase products through distributors at the discounted price, and the distributors charge the difference between their acquisition cost and the discounted price back to us. We account for chargebacks by establishing an accrual in an amount equal to our estimate of chargeback claims at the time of product sale. We do not expect the impact of the 340B Public Health Services drug discount program expansion included in the PPACA to significantly change our estimated government chargeback accruals because drugs approved under an Orphan Drug designation were specifically excluded from the provisions of the PPACA.  The FDA has awarded orphan drug status to FOLOTYN for the treatment of patients with T-cell lymphoma, which includes patients with relapsed or refractory PTCL.  We evaluate previously recorded chargebacks based on data regarding specific entities’ lack of claim activity over time.  As a result of this evaluation, during the three months ended March 31, 2012 and 2011 we recorded a reversal of government chargeback allowances related to prior period sales totaling $201,000 and $301,000, respectively.  Due to estimates and assumptions inherent in determining the amount of government chargebacks, the actual amount of claims for chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly.

A reconciliation of gross to net product sales for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended
	March 31,
	2012	2011

Gross product sales	$11,213	$12,072
Gross to Net Sales Adjustments
Government rebates and chargebacks	(934)	(742)
Distribution fees	(424)	(345)
Product returns allowance	(97)	(121)
Net product sales	$9,758	$10,864

Balances and activity in the product returns, government rebates and chargebacks and distribution fees payable accounts for the three months ended March 31, 2012 and 2011 are as follows:

		Government
	Product	Rebates and	Distribution
	Returns	Chargebacks	Fees
Balance at December 31, 2010	$428	$2,224	$263
Reserve for current period sales	121	1,043	345
Change in estimate for prior period sales	—	(301)	—
Credits/payments made for prior period sales	—	(374)	(197)
Credits/payments made for current period sales	—	(591)	(178)
Balance at March 31, 2011	$549	$2,001	$233

Balance at December 31, 2011	$762	$2,313	$368
Reserve for current period sales	97	1,135	424
Change in estimate for prior period sales	—	(201)	—
Credits/payments made for prior period sales	(19)	(112)	(163)
Credits/payments made for current period sales	—	(817)	(178)
Balance at March 31, 2012	$840	$2,318	$451

Major Customers and Concentration of Credit Risk

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party and are detailed below, without requiring collateral.  We periodically assess the financial strength of these customers and establish allowances for anticipated losses, if necessary.  Substantially all of our sales for the three months ended March 31, 2012 and 2011 were made in the United States.  Trade accounts receivable totaled $9.1 million and $14.8 million at March 31, 2012 and December 31, 2011, respectively.

	% of total trade accounts
	receivable at
	March 31,	December 31,
	2012	2011
Customer A	71.7%	68.8%
Customer B	8.3%	9.7%
Customer C	14.3%	20.7%

	% of total gross product sales
	Three Months Ended
	March 31,
	2012	2011
Customer A	72.0%	54.0%
Customer B	11.7%	23.8%
Customer C	11.7%	20.9%

Cost of sales

Cost of sales, excluding amortization expense, includes cost of product sold, royalties, inventory packaging and labeling, warehousing and shipping costs associated with FOLOTYN product sales.  See discussion in Note 11 regarding the 8% current royalty rates under the FOLOTYN License Agreement.  Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense.  As of December 31, 2011, the reduced-cost finished goods inventory has been substantially utilized.  Had this reduced-cost inventory been capitalized, the impact to our research and development expense and cost of sales, excluding amortization expense, would not have been material in the three months ended March 31, 2012 or 2011.  We sold a portion of our finished goods that were manufactured subsequent to the FDA approval date totaling $34,000 and less than $1,000 during the three months ended March 31, 2012 and 2011, respectively, which were recorded in cost of sales, excluding amortization expense in the Statement of Operations.

8.                 Mundipharma Agreements

In May 2011, we entered into a strategic collaboration agreement with Mundipharma, or the Mundipharma Collaboration Agreement, pursuant to which we agreed to collaborate in the development of FOLOTYN according to a mutually agreed-upon development plan, as updated by the parties from time to time.  Under the Mundipharma Collaboration Agreement, we retain full commercialization rights for FOLOTYN in the United States and Canada with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world, or the Mundipharma territories.  We received an upfront payment of $50.0 million upon execution of the Mundipharma Collaboration Agreement and may receive potential regulatory milestone payments of up to $21.5 million and commercial progress- and sales-dependent milestone payments of up to $289.0 million.  Of the $310.5 million in total potential milestone payments, we have determined that any regulatory milestone payments that may become due upon approval of FOLOTYN by regulatory agencies other than in the European Union, or EU, and all commercial milestone payments, are contingent consideration and will be accounted for as revenue in the period in which the respective revenue recognition criteria are met.  Included in the $21.5 million of potential regulatory milestone payments is a $14.5 million milestone payment related to obtaining conditional approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL in the EU, which is deemed to be a substantive milestone given the ongoing regulatory services we are providing related to the underlying European Marketing Authorisation Application, or MAA, and will be accounted for as revenue in the period in which the milestone is achieved.  See Note 12, Subsequent Events, for additional information regarding the status of our MAA for FOLOTYN for the treatment of patients with relapsed or refractory PTCL in Europe.  The remaining $296.0 million in total potential milestone payments are not deemed to be substantive for accounting purposes and will be recognized when the appropriate revenue recognition criteria have been met.  In the event Mundipharma achieves the first reimbursable commercial sale of FOLOTYN in at least three major market countries in the EU, we would receive a milestone payment from Mundipharma of $10.0 million, which is included in the $289.0 million of commercial milestone payments discussed above.  We are also entitled to receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories.

Under the initial development plan for FOLOTYN mutually agreed-upon by Allos and Mundipharma, or the Development Plan, the parties have agreed to conduct and jointly fund the following:

•            all studies required by the FDA as a condition of the accelerated approval of FOLOTYN for relapsed or refractory PTCL, or the FDA Post-Approval Studies, including the ongoing and planned Phase 3 registration studies of FOLOTYN in patients with newly diagnosed PTCL and in patients with relapsed or refractory CTCL; and

•            certain clinical studies required by the European Medicines Agency, or EMA, to assess the safety and efficacy of FOLOTYN in children, or the EMA Pediatric Studies, which we previously agreed to conduct as a condition of the EMA’s acceptance of the MAA for review.

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

Under the Mundipharma Collaboration Agreement, Mundipharma is initially responsible for 40% of the joint development costs incurred by the parties, which increases to 50% (a) in the calendar quarter after Mundipharma receives conditional approval to market FOLOTYN for relapsed or refractory PTCL in the EU pursuant to our MAA, which approval must be received no later than December 31, 2012, or (b) if such conditional approval is not obtained, the later of (i) the calendar quarter of the first approval of FOLOTYN in the EU for relapsed or refractory PTCL (other than pursuant to clause (a) above) or first-line PTCL, and (ii) the first calendar quarter in which the development cost differential equals or exceeds $15.0 million. See Note 12, Subsequent Events, for additional information regarding the status of our MAA for FOLOTYN for the treatment of patients with relapsed or refractory PTCL in Europe.  The “development cost differential” is defined as the cumulative amount of joint development costs that Mundipharma would have incurred if it was responsible for 50% of the joint development costs rather than its initial 40% share.  To the extent that this development cost differential does not meet or exceed $15.0 million by December 31, 2019, and if conditional approval in the EU has not been obtained, then we are required to pay Mundipharma the difference between $15.0 million and the amount of the development cost differential as of December 31, 2019.

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

The total allocable Mundipharma arrangement consideration at the inception of the arrangement was as follows:

Allocable Arrangement Consideration
Upfront payment	$50,000
Less: Development cost differential contingent payment	(15,000)
Estimated joint development cost reimbursements (40% share)	40,591
Estimated clinical trial supply payments	58
Total	$75,649

As of March 31, 2012, the development cost differential of $359,000 was included in the allocable Mundipharma arrangement consideration, and our contingent payment obligation related to the development cost differential was approximately $14,641,000 and is recorded as an other long-term liability on the Balance Sheet. We record the joint development cost reimbursements received from Mundipharma as license and other revenue in the Statement of Operations; and we record the full amount of our joint development costs as research and development expense.

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

The supply of FOLOTYN for Mundipharma’s commercial requirements is contingent upon the receipt of regulatory approvals to commercialize FOLOTYN in the Mundipharma territories. Because our commercial supply obligation is contingent upon the receipt of future regulatory approvals, and there were no binding commitments or firm purchase orders pending for commercial supply at or near the execution of the agreement, our commercial supply obligation is deemed to be contingent and is not valued as a deliverable under the Mundipharma Agreements.  As of March 31, 2012, no clinical or commercial supply has been delivered under the Mundipharma Supply Agreement.   If Mundipharma orders the supplies from us, the pricing for this supply would equal our third-party manufacturing cost plus a pre-negotiated percentage, which we have determined is not at a significant incremental discount to market rates.

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

We allocated the Mundipharma arrangement consideration based on the percentage of the relative selling price of each unit of accounting.   The estimated selling price of each unit of accounting was as follows:

Estimated Selling Price
Licenses	$27,200
Regulatory	5,300
Research and development	58,200
Clinical trial supply	180

We estimated the selling price of the Licenses using the relief from royalty method income approach, which utilized estimated total FOLOTYN product sales revenue in the Mundipharma territories over the expected patent life.  We estimated the selling prices of the regulatory and research and development services using third party costs and discounted cash flows.  The estimated selling prices utilized assumptions including internal estimates of research and development personnel needed to perform the regulatory and research and development services; and estimates of expected cash outflows to third parties for services and supplies for the respective unit of accounting over the expected period that the services will be performed, which represents one year for the regulatory services and approximately through 2022 for the research and development services, as discussed further below.  We estimated the selling price of the clinical trial supply obligation using third party costs and estimates of the quantity of product required to conduct the EMA Pediatric Studies.

The impact of a 1% change in the present value factors on the resulting allocated arrangement consideration, which consists of the upfront payment and the estimated payments for research and development services and clinical supply, less the amount of the contingent payment obligation related to the development cost differential, is as follows:

		Impact of change in Present Value Factor on allocated arrangement
	Present Value Factor Used	1% increase	1% decrease	Expected Completion
Licenses	22%	$(560)	$550	Completed
Regulatory	6%	90	(170)	May 10, 2012
Research and development	10%	470	(380)	2022

The impact of a 1% change in the present value factors on the resulting allocated arrangement consideration allocated to the clinical supply deliverable is not material.

Because delivery of the Licenses occurred upon the execution of the Mundipharma Collaboration Agreement in May 2011 and there is no general right of return, all allocated arrangement consideration related to the Licenses upon execution of the Mundipharma Collaboration Agreement and subsequent allocations is recognized as revenue in the period of the allocation.

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

As of March 31, 2012, no clinical supply has been delivered under the Mundipharma Supply Agreement, therefore, there was no revenue recognized during the three months ended March 31, 2012 or 2011 related to this deliverable.

Revenues recognized in the Statement of Operations related to the Mundipharma Agreements were as follows:

	Three Months Ended
	March 31,
	2012	2011

License	$41	$—
Regulatory	884	—
Research and development	651	—
Collaboration services revenue	$1,576	$—

License and other revenue for the three months ended March 31, 2012 includes $542,000 related to the 40% joint development cost reimbursement under the Mundipharma Agreements.

As of March 31, 2012, accounts receivable related to the Mundipharma Agreements totaled $542,000.  As of March 31, 2012, deferred amounts related to the Mundipharma Agreements consisted of:

	March 31,	December 31,
	2012	2011
Current deferred revenue	$2,776	$3,521

Long-term deferred revenue	$6,880	$7,032
Development cost differential contingent payment	14,641	14,777
Long-term deferred revenue and other liabilities	$21,521	$21,809

Cost of license and other revenue in the Statement of Operations for the three months ended March 31, 2012 was $866,000 and consisted of costs incurred in connection with the regulatory services provided related to the European MAA.

9.                 Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2012 and 2011 has been recognized in the accompanying Statements of Operations as follows:

	Three Months Ended
	March 31,
	2012	2011

Research and development	$819	$1,158
Selling, general and administrative	2,076	2,514
Total stock-based compensation expense	$2,895	$3,672

We did not recognize a related tax benefit during the three months ended March 31, 2012 and 2011, as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of March 31, 2012.  No stock-based compensation expense was capitalized on our Balance Sheet as of March 31, 2012 and December 31, 2011.

Stock-based compensation expense by equity award type for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended
	March 31,
	2012	2011

Restricted stock units	$1,868	$1,857
Stock options	$1,012	$1,784
Employee stock purchase plan	15	29
Restricted stock	—	2
Total stock-based compensation expense	$2,895	$3,672

As of March 31, 2012, the unrecognized stock-based compensation balance and estimated weighted-average amortization period by equity award type was as follows:

		Weighted-
	Unrecognized	average
	stock-based	remaining
	compensation	amortization
	balance	period

Restricted stock units	$8,722	1.7
Stock options	2,196	1.3

Stock Options

The following table summarizes activity and related information for stock option awards granted under our equity incentive plans:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
	Number of	Average	Grant-date	Number of	Average
	Shares	Exercise Price	Fair Value	Shares	Exercise Price
Outstanding at December 31, 2011	7,124,934	$5.90		4,987,338	$6.12
Granted	272,000	1.59	$0.86
Exercised	—	—
Forfeited/Expired	(356,565)	5.57
Outstanding at March 31, 2012	7,040,369	$5.75		5,071,174	$6.14

The following table summarizes information about outstanding stock options that are fully vested and currently exercisable, and outstanding stock options that are expected to vest in the future:

		Weighted Average	Weighted
	Number	Remaining	Average	Aggregate
	Outstanding	Contractual Term	Exercise Price	Intrinsic Value
As of March 31, 2012:
Options fully vested and exercisable	5,071,174	5.7	$6.14	$—
Options expected to vest, including effects of expected forfeitures	1,522,545	8.4	$4.87	7,000
Options fully vested and expected to vest	6,593,719	6.4	$5.85	$7,000

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our closing stock price of $1.48 as of March 30, 2012, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.  There were no in-the-money options exercisable as of March 31, 2012.

There were no options exercised during the three months ended March 31, 2012 and 2,500 options exercised during the three months ended March 31, 2011.  The total intrinsic value of options exercised during the three months ended March 31, 2011 was $0, determined as of the date of option exercise.  We settle employee stock option exercises with newly issued shares of common stock.  No tax benefits were realized by us in connection with these exercises during the three months ended March 31, 2012 and 2011 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of March 31, 2012.

Restricted Stock Unit Awards

The following table summarizes activity and related information for restricted stock unit, or RSU, awards:

		Weighted
		Average
	Number of	Grant-date
	Shares	Fair Value
Nonvested RSU at December 31, 2011	3,571,937	$3.89
Granted	3,191,038	1.55
Vested	(697,886)	3.85
Forfeited	(184,716)	3.15
Nonvested RSU at March 31, 2012	5,880,373	$2.65

The RSU awards vest either (i) on the first anniversary of the date of grant, (ii) in equal installments on each of either the first two, three or four anniversaries of the date of grant or (iii) in a series of eight successive equal semi-annual installments over the four-year period from the date of grant, subject to continued service through such vesting dates. Upon vesting of the RSU awards, we issue unrestricted shares of our common stock.  The total fair value of shares vested during the three months ended March 31, 2012 and 2011 was $1,083,000 and $298,000, respectively

10.          Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by giving effect to all dilutive potential common stock outstanding during the period, including stock options, restricted stock, RSU awards and shares to be issued under the Allos 2001 Employee Stock Purchase Plan, or the Company ESPP.  See further discussion in Note 12, Subsequent Events.

Diluted net loss per share is the same as basic net loss per share for all periods presented because any potential dilutive share of common stock were anti-dilutive due to our net loss (as including such shares would decrease our basic net loss per share). Such potentially dilutive shares of common stock are excluded when the effect would be to reduce net loss per share. Because we reported a net loss for each of the three months ended March 31, 2012 and 2011, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented. Such potentially dilutive shares of common stock consist of the following:

	March 31,
	2012	2011
Common stock options	7,040,369	8,192,328
Unvested restricted stock units	5,880,373	4,560,441
	12,920,742	12,752,769

11.          Commitments and Contingencies

Royalty and License Fee Commitments

In December 2002, we entered into the FOLOTYN License Agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute, under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses.  Under the terms of the FOLOTYN License Agreement, we paid an up-front license fee of $2.0 million upon execution of the agreement and have made aggregate milestone payments of $2.5 million based on the passage of time. Additionally, in May and September 2009, we made milestone payments of $1.5 million based on the FDA accepting our New Drug Application for review and $5.8 million based on the FDA approval to market FOLOTYN, respectively.  The up-front license fee and all milestone payments under the FOLOTYN License Agreement prior to FDA approval to market FOLOTYN were recorded to research and development expense as incurred.  As discussed in Note 5, the $5.8 million milestone payment based on the FDA approval was capitalized as an intangible asset and is being amortized over the expected useful life of the composition of matter patent for FOLOTYN, which we expect to last until July 16, 2022. The only remaining potential milestone payment under the license agreement is for $3.5 million upon regulatory approval to market FOLOTYN in Europe, which, if made would be capitalized and amortized over the expected useful life of the licensed patents.

Under the terms of the FOLOTYN License Agreement, we also owe the licensors sublicense fees equal to 20% of any milestone payments received from Mundipharma.  During the year ended December 31, 2011, we paid $10.0 million of sublicense fees to the licensors.  In the event we obtain conditional approval of FOLOTYN in Europe, we would receive a potential milestone from Mundipharma of $14.5 million under the Mundipharma Collaboration Agreement, of which $5.7 million would be payable by us to the licensors under the terms of the FOLOTYN License Agreement.  See Note 12, Subsequent Events, for additional information regarding the status of our MAA for FOLOTYN for the treatment of patients with relapsed or refractory PTCL in Europe.  The $5.7 million is comprised of the $3.5 million milestone payment discussed above and $2.2 million of sublicense fees (or 20% of $14.5 million less $3.5 million).  Upon the first reimbursable commercial sale of FOLOTYN in at least three major market countries in the EU, we would receive a milestone payment from Mundipharma of $10.0 million, of which $2.0 million would be payable by us to the licensors.

Under the terms of the FOLOTYN License Agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities.  In addition, we pay the licensors royalties based on worldwide graduated annual levels of net sales of FOLOTYN, net of actual rebates, chargebacks and returns, or distributor sales, which may be different than our net product revenue recognized in accordance with U.S. generally accepted accounting principles, or GAAP, or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.  For purposes of the FOLOTYN License Agreement, annual worldwide sales consists of our distributor sales and annual net sales of FOLOTYN in the Mundipharma Territories, as reported to us under the Mundipharma Collaboration Agreement, if and when such sales occur in the Mundipharma Territories.  Royalties are 8% of annual worldwide sales up to $150.0 million; 9% of annual worldwide sales of $150.0 million through $300.0 million; and 11% of annual worldwide sales in excess of $300.0 million.  For the three months ended March 31, 2012 and 2011, our royalties were 8% of our net distributor sales.  As of March 31, 2012, accrued royalties were $0.8 million and are included in accrued liabilities on the Balance Sheet.

AMAG Merger Transaction Class Action Lawsuits

On July 19, 2011, we entered into an Agreement and Plan of Merger and Reorganization, or AMAG Merger Agreement, with AMAG Pharmaceuticals, Inc., or AMAG, and Alamo Acquisition Sub, Inc., or AMAG Merger Sub, as amended on August 8, 2011.  On October 21, 2011, the AMAG Merger Agreement was terminated.

On July 26, 2011, a putative class action lawsuit captioned Lam v. Allos Therapeutics, Inc., et al., No. 6714-VCN, was filed in the Delaware Court of Chancery.  The complaint named as defendants the members of our board of directors, as well as AMAG and AMAG Merger Sub.  The plaintiff alleged that our directors breached their fiduciary duties to our stockholders in connection with the proposed merger between the Company and AMAG, and were aided and abetted by AMAG and AMAG Merger Sub.  The complaint alleged that the merger involved an unfair price, an inadequate sales process, unreasonable deal protection devices, and that defendants entered into the transaction to benefit themselves personally.  The complaint sought injunctive relief, including to enjoin the merger, rescissory damages in the event the merger occurred, attorneys’ and other fees and costs, and other relief.

On July 28, 2011, a putative class action lawsuit captioned Mulligan v. Allos Therapeutics, Inc., et al., No. 6724-VCN, was filed in the Delaware Court of Chancery.  The complaint named as defendants the Company and the members of our board of directors, as well as AMAG and AMAG Merger Sub. The plaintiff alleged that our directors breached their fiduciary duties to our stockholders in connection with the proposed merger between the Company and AMAG, and were aided and abetted by the Company, AMAG and AMAG Merger Sub.  The complaint alleged that the merger involved an unfair price, an inadequate sales process, unreasonable deal protection devices, and that defendants entered into the transaction to benefit themselves personally.  The complaint sought injunctive relief, including to enjoin the merger, rescissory damages in the event the merger occurred, disgorgement of profits, attorneys’ and other fees and costs, and other relief.

On August 1, 2011, the Delaware Court of Chancery consolidated the Lam and Mulligan cases into In Re Allos Therapeutics, Inc. Shareholders Litigation, Consolidated C.A. No. 6714.

On September 1, 2011, a Verified Consolidated Amended Class Action Complaint was filed in the consolidated In re Allos Therapeutics action pending in the Delaware Court of Chancery.  The amended complaint named as defendants members of our board of directors, as well as the Company, AMAG and AMAG Merger Sub, and alleged that members of our board of directors breached their fiduciary duties to our stockholders in connection with the AMAG Merger Agreement and the disclosures related thereto, and further claimed that the Company, AMAG and AMAG Merger Sub aided and abetted those alleged breaches of fiduciary duty. The amended complaint generally alleged that the AMAG Merger Agreement involved an unfair price, a flawed sales process, preclusive deal protection devices and that the defendants agreed to the transaction to benefit themselves personally.  The amended complaint further alleged that the joint proxy statement failed to disclose material information relating to the Company’s and AMAG’s financial projections, the fairness opinions of J.P. Morgan and Morgan Stanley and the background of the proposed transaction. The amended complaint sought damages and injunctive relief, including to enjoin the acquisition of the Company by AMAG, and an award of attorneys’ and other fees and costs, and other relief.

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

On October 31, 2011, the Company moved to dismiss the consolidated action pending before the Delaware Court of Chancery.  No supporting memoranda have been filed, and there is no briefing schedule on this motions.

On December 13, 2011, plaintiffs’ counsel in the consolidated Delaware action filed a motion for an award of fees and expenses in connection with certain disclosures made by the Company in connection with the proposed merger with AMAG.

On February 1, 2012, the Company filed its opposition to the motion.  Plaintiffs filed their reply on March 15, 2012.  A date for a hearing on the motion has not yet been set.

The Company and other defendants believe the allegations of all the foregoing actions lack merit.  Furthermore, inasmuch as the AMAG Merger Agreement has been terminated, the Company and other defendants believe such allegations are moot.  Defendants will continue to vigorously defend these actions as long as they remain pending.

12.          Subsequent Events

Acquisition by Spectrum Pharmaceuticals and Status of European MAA

On April 4, 2012, we entered into the Spectrum Merger Agreement with Spectrum and Sapphire Acquisition Sub, Inc., or Spectrum Merger Sub.  Pursuant to the Spectrum Merger Agreement and upon the terms and subject to the conditions thereof, Spectrum Merger Sub commenced a tender offer, or the Offer, pursuant to an Offer to Purchase, dated April 13, 2012, to acquire all of our issued and outstanding shares of common stock, or the Shares, for consideration per share consisting of (i) an amount in cash equal to $1.82 without interest, less any applicable withholding tax, which amount is referred to as the Cash Portion, and (ii) one contingent value right, referred to as a CVR.  The Cash Portion and the CVR together are referred to as the Offer Price.  Each CVR will entitle the holder thereof to receive an additional cash payment of $0.11 if the following two milestones are met: (1) our MAA for FOLOTYN is approved by the EMA for the treatment of patients with relapsed or refractory PTCL in Europe by December 31, 2012 and (2) the first reimbursable commercial sale of FOLOTYN is achieved in at least three of the specified major markets in the EU by December 31, 2013.  In January 2012, the EMA Committee for Medicinal Products for Human Use, or CHMP, adopted an opinion recommending against approval of the MAA for FOLOTYN for the treatment of patients with relapsed or refractory PTCL in Europe.  We submitted a request for the re-examination of the CHMP opinion in January 2012, and, on April 19, 2012, the CHMP confirmed its position and adopted a final opinion recommending against approval of the MAA.  The final opinion was based on a majority vote of the members of the CHMP, with a minority of members taking a divergent position. On the same day, the CHMP forwarded a copy of its final opinion to the European Commission, or the EC, which is the regulatory authority responsible for rendering a final decision on the MAA.  The EC has 15 days from the receipt of CHMP’s final opinion to prepare and provide to the members of the CHMP a draft decision with respect to the MAA, together with a report providing support and reasons for its decision. Within 22 days following receipt of the draft decision (or a shorter period as determined by the EC if it finds that urgent or exceptional circumstances require it), any member of the CHMP may provide their written observations on the draft decision to the EC. If the EC determines in its sole discretion that any such observations raise important new questions of a scientific or technical nature that the opinion of the CHMP has not addressed, the EC may suspend its procedures and refer the MAA back to the CHMP for further consideration. If the EC refers the MAA back to the CHMP, there is no specific timeframe defined by the EC regulations for the CHMP to address the questions raised by the EC, but in practice, the timeframe will be established by the CHMP depending upon the nature of the questions raised.  If no CHMP member provides any written observations within such 22 day period (or shorter period as determined by the EC) or the EC determines that any such written observations do not raise important new questions of a scientific or technical nature, then the EC has 15 days following the expiration of such period to adopt a final decision on the MAA.  There is no formal process for us to appeal the CHMP’s final opinion, and if the EC adopts a final decision refusing approval of the MAA, such decision would be final and binding. In the event the EC does not refer the MAA back to the CHMP, we expect that a final decision would likely be adopted by the EC in late May or early June of 2012.

In addition, pursuant to the Spectrum Merger Agreement each option to purchase Shares, each a Company Option, outstanding and unexercised immediately prior to the initial acceptance, or the Acceptance Time, for purchase by Spectrum Merger Sub of Shares tendered pursuant to the Offer (whether vested or unvested), with an exercise price less than the Cash Portion of the Offer Price, will at the Acceptance Time be converted into the right to receive (i) from us, a cash payment in an amount equal to the product of (x) the total number of Shares provided for in such Company Option and (y) the excess, if any, of (A) the Cash Portion of the Offer Price over (B) the exercise price per Share of such Company Option, which payment shall be treated as compensation and shall be net of any applicable withholding tax, and (ii) from Spectrum, a CVR for each Share provided for in such Company Option. Each Company Option with an exercise price per share equal to or in excess of the Cash Portion of the Offer Price shall be canceled upon the Acceptance Time without further consideration therefor. At the Acceptance Time, pursuant to the Spectrum Merger Agreement, each RSU award of the Company representing the right to vest in and be issued Allos common stock outstanding immediately prior to the Acceptance Time shall be converted into the right to receive (i) from us, a cash payment in an amount equal to the product of (x) the total number of Shares subject to such RSU and (y) the Cash Portion of the Offer Price, which payment shall be treated as compensation and shall be net of any applicable withholding tax, and (ii) from Spectrum, a CVR for each Share subject to such RSU.

Pursuant to the Spectrum Merger Agreement, we also agreed to: (i) take all action that may be necessary to cause any outstanding offer period (or similar period during which shares of the Company’s common stock may be purchased), or the Final Offering, under the Company ESPP to be terminated on the earlier to occur of (A) June 30, 2012 and (B) the date immediately following the Company’s last payroll payment date prior to the Acceptance Time, the date of such termination being referred to as the Designated Date; (ii) make any pro-rata adjustments that may be necessary to reflect the shortened Final Offering, but otherwise treat such shortened Final Offering as a fully effective and completed offering period for all purposes under the Company ESPP; and (iii) cause the exercise as of the Designated Date of each outstanding purchase right under the Company ESPP.  Pursuant to the Spectrum Merger Agreement, the Company must terminate the Company ESPP on the Designated Date and immediately following the end of the Final Offering.  Our final payroll date prior to the scheduled expiration of the Offer was April 27, 2012, and, as a result, we have taken the foregoing actions and terminated the Company ESPP as of April 28, 2012.

In the Offer, each Share validly tendered and not withdrawn will be accepted for payment by Spectrum Merger Sub in accordance with the terms of the Offer (but in no event sooner than 20 business days after the commencement of the Offer).  The Offer is scheduled to expire at 12:00 midnight, Eastern time, at the end of the day on Thursday, May 10, 2012, unless the Offer is extended.  Pursuant to the Spectrum Merger Agreement, following the consummation of the Offer, and subject to the satisfaction or written waiver of certain conditions set forth in the Spectrum Merger Agreement, Spectrum Merger Sub will be merged with and into us and we will continue as the surviving corporation.  This transaction is referred to as the Merger.  At the effective time of the Merger, all remaining outstanding Shares not tendered in the Offer (other than Shares owned by Spectrum or Spectrum Merger Sub, Shares owned by us as treasury stock or owned of record by any of our subsidiaries or Shares held by stockholders who properly exercise their appraisal rights under the Delaware General Corporate Law) will be cancelled and converted into the right to receive the Offer Price.

Spectrum Merger Sub’s obligation to accept for payment and pay for all Shares validly tendered pursuant to the Offer is subject to (i) the termination or expiration of any waiting period applicable to the consummation of the Offer and the Merger under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, (ii) a majority of the Shares outstanding having been tendered and not withdrawn at the expiration of the Offer and (iii) other customary closing conditions.  Following the Merger, we will become a wholly-owned subsidiary of Spectrum.

The Merger has been unanimously approved by the Boards of Directors of both companies.  Additionally, Warburg Pincus Private Equity VIII, L.P., or Warburg Pincus, our largest stockholder and the owner of approximately 24% of our outstanding shares, along with our directors and certain officers, have entered into tender and voting agreements with Spectrum and Spectrum Merger Sub pursuant to which Warburg Pincus, the directors and such officers have agreed to tender all of the Shares beneficially owned by them into the Offer and to cause all the Shares beneficially owned by them to be voted, if necessary, in favor of, among other things, the adoption of the Spectrum Merger Agreement, the approval of the Merger and the other transactions contemplated by the Spectrum Merger Agreement and against, among other things, any competing acquisition proposal (and pursuant to which such stockholders have agreed to grant a proxy with respect to such voting obligations to Spectrum, Spectrum Merger Sub and certain individuals set forth in the tender and voting agreements).  Our Board of Directors has unanimously determined that the Spectrum Merger Agreement, including the Offer and the Merger, are advisable and fair to, and in the best interests of, Allos and its stockholders, and recommended that Allos stockholders accept the Offer, tender their shares to Spectrum Merger Sub pursuant to the Offer and, if a stockholders’ meeting is required by applicable law, recommended that Allos stockholders adopt the Spectrum Merger Agreement on the terms and subject to the conditions set forth therein.

The Spectrum Merger Agreement also contains customary termination provisions for us and Spectrum and provides that, in connection with the termination of the Spectrum Merger Agreement related to a competing acquisition proposal under certain specified circumstances, we may be required to pay Spectrum a termination fee of $7.5 million.

Spectrum Transaction Class Action Lawsuits

On April 9, 2012, a putative class action lawsuit captioned Radmore, et al. v. Allos Therapeutics, Inc., et al., No. 1:12-cv-00948-PAB, was filed in the United States District Court for the District of Colorado, or the Radmore Complaint. The Radmore Complaint names as defendants the Company, the members of our board of directors, as well as Spectrum. The plaintiffs allege that our directors breached their fiduciary duties to our stockholders in connection with the proposed merger between us and Spectrum, and were aided and abetted by us and Spectrum. The Radmore Complaint alleges that the Merger involves an unfair price, an inadequate sales process, unreasonable deal protection devices, and that the defendants entered into the transaction to benefit themselves personally. The Radmore Complaint seeks injunctive relief, including to enjoin the Merger, attorneys’ and other fees and costs, and other relief.

On April 12, 2012, a putative class action lawsuit captioned Keucher v. Berns, et al., C.A. No. 7419, was filed in the Delaware Court of Chancery, or the Keucher Complaint. The Keucher Complaint names as defendants the Company, the members of our board of directors, as well as Spectrum and Spectrum Merger Sub. The plaintiff alleges that our directors breached their fiduciary duties to our stockholders in connection with the proposed merger between us and Spectrum, and were aided and abetted by Spectrum and Spectrum Merger Sub. The Keucher Complaint alleges that the Merger involves an unfair price, an inadequate sales process, unreasonable deal protection devices and that the defendants entered into the transaction to benefit themselves personally. The Keucher Complaint seeks injunctive relief, including to enjoin the Merger, attorneys’ and other fees and costs and other relief.

On April 20, 2012, an Amended Class Action Complaint was filed in the Delaware Court of Chancery in the matter captioned Keucher v. Berns, et al., C.A. No. 7419-VCN, adding allegations that the Solicitation/Recommendation Statement on Schedule 14D-9, or the Schedule 14D-9, filed by us with the SEC on April 13, 2012, contains inadequate, incomplete and/or misleading disclosures.

On April 20, 2012, a Verified Second Amended Class Action Complaint for breach of fiduciary duty, or the In re Allos Complaint, was filed in the Delaware Court of Chancery in the matter captioned In re Allos Therapeutics, Inc. Shareholders Litigation, Consolidated C.A. No. 6714-VCN.  The In re Allos Complaint replaces the Verified Amended Class Action Complaint that had alleged that we and the members of our board of directors breached their fiduciary duties in connection with the proposed merger with AMAG.  The In re Allos Complaint names as defendants us, the members of our Board, as well as Spectrum and Spectrum Merger Sub.  The plaintiffs allege that our directors breached their fiduciary duties to our stockholders in connection with the proposed merger between Allos and Spectrum, and were aided and abetted by us, Spectrum and Spectrum Merger Sub.  The In re Allos Complaint alleges that the merger involves an unfair price, an inadequate sales process, unreasonable deal protection devices, that defendants entered into the transaction to benefit themselves personally, and that the Schedule 14D-9 filed by us with the SEC on April 13, 2012, contains inadequate, incomplete and/or misleading disclosures.  The In re Allos Complaint seeks injunctive relief, including to enjoin the merger, attorneys’ and other fees and costs, and other relief.

On April 30, 2012, an Amended Class Action Complaint was filed in the matter captioned Radmore v. Allos Therapeutics, Inc., et al., No. 1:12-cv-00948-PAB-CBS, adding allegations that the Schedule 14D-9 filed by us with the SEC on April 13, 2012, contains inadequate, incomplete and/or misleading disclosures in violation of our directors’ fiduciary duties and section 14(e) of the Securities Exchange Act of 1934.

We and other defendants believe that the allegations of all of the foregoing actions lack merit.  We and the other defendants will continue to vigorously defend these actions as long as they remain pending.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements regarding consummation of the proposed merger with Spectrum Pharmaceuticals, Inc., or Spectrum; the status and prospects of our commercialization of FOLOTYN for patients with relapsed or refractory peripheral T-cell lymphoma; our Marketing Authorisation Application, or MAA, for FOLOTYN in Europe;  our future product development and regulatory strategies, including our intent to develop or seek regulatory approval for FOLOTYN for additional indications; the status of reimbursement from third party payers; our strategic collaboration with Mundipharma International Corporation Limited, or Mundipharma, including the parties’ intent to co-develop FOLOTYN in additional indications and Mundipharma’s potential commercialization of FOLOTYN outside the United States and Canada;  the ability of our third-party manufacturers to support our requirements for drug supply; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements that are other than statements of historical fact. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our, or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed in Part II, Item 1A of this report under the caption “Risk Factors.” All forward-looking statements included in this report are based on information available to us as of the date hereof and we undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances. Forward-looking statements not specifically described above also may be found in these and other sections of this report. Unless otherwise noted herein, all statements herein, particularly those in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are not reflective of the impact of the proposed acquisition of Allos by Spectrum discussed herein.

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

We are currently focused on the development and commercialization of FOLOTYN® (pralatrexate injection).  FOLOTYN is a folate analogue metabolic inhibitor designed to accumulate preferentially in cancer cells.  FOLOTYN targets the inhibition of dihydrofolate reductase, or DHFR, an enzyme critical in the folate pathway, thereby interfering with DNA and RNA synthesis and triggering cancer cell death.  FOLOTYN can be delivered as a single agent, for which we currently have approval in the United States for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL, and has the potential to be used in combination therapy regimens.  We believe that FOLOTYN’s unique mechanism of action offers us the ability to target the drug for development in a variety of hematological malignancies and solid tumor indications.  We may also seek to expand our product portfolio through product acquisition and in-licensing efforts.

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

Acquisition by Spectrum Pharmaceuticals

On April 4, 2012, we entered into an Agreement and Plan of Merger, or the Spectrum Merger Agreement, with Spectrum and Sapphire Acquisition Sub, Inc., or Spectrum Merger Sub.  Pursuant to the Spectrum Merger Agreement and upon the terms and subject to the conditions thereof, Spectrum Merger Sub commenced a tender offer, or the Offer, pursuant to an Offer to Purchase, dated April 13, 2012, to acquire all of our issued and outstanding shares of common stock, or the Shares, for consideration per share consisting of (i) an amount in cash equal to $1.82 without interest, less any applicable withholding tax, which amount is referred to as the Cash Portion, and (ii) one contingent value right, referred to as a CVR.  The Cash Portion and the CVR together are referred to as the Offer Price.  Each CVR will entitle the holder thereof to receive an additional cash payment of $0.11 if the following two milestones are met: (1) our MAA for FOLOTYN is approved by the European Medicines Agency, or EMA, for the treatment of patients with relapsed or refractory PTCL in Europe by December 31, 2012 and (2) the first reimbursable commercial sale of FOLOTYN is achieved in at least three of the specified major markets in the European Union, or EU, by December 31, 2013. In January 2012, the EMA Committee for Medicinal Products for Human Use, or CHMP, adopted an opinion recommending against approval of the MAA for FOLOTYN for the treatment of patients with relapsed or refractory PTCL in Europe.  We submitted a request for the re-examination of the CHMP opinion in January 2012, and, on April 19, 2012, the CHMP confirmed its position and adopted a final opinion recommending against approval of the MAA.  The final opinion was based on a majority vote of the members of the CHMP, with a minority of members taking a divergent position. On the same day, the CHMP forwarded a copy of its final opinion to the European Commission, or the EC, which is the regulatory authority responsible for rendering a final decision on the MAA.  The EC has 15 days from the receipt of CHMP’s final opinion to prepare and provide to the members of the CHMP a draft decision with respect to the MAA, together with a report providing support and reasons for its decision. Within 22 days following receipt of the draft decision (or a shorter period as determined by the EC if it finds that urgent or exceptional circumstances require it), any member of the CHMP may provide their written observations on the draft decision to the EC. If the EC determines in its sole discretion that any such observations raise important new questions of a scientific or technical nature that the opinion of the CHMP has not addressed, the EC may suspend its procedures and refer the MAA back to the CHMP for further consideration. If the EC refers the MAA back to the CHMP, there is no specific timeframe defined by the EC regulations for the CHMP to address the questions raised by the EC, but in practice, the timeframe will be established by the CHMP depending upon the nature of the questions raised.  If no CHMP member provides any written observations within such 22 day period (or shorter period as determined by the EC) or the EC determines that any such written observations do not raise important new questions of a scientific or technical nature, then the EC has 15 days following the expiration of such period to adopt a final decision on the MAA.  There is no formal process for us to appeal the CHMP’s final opinion, and if the EC adopts a final decision refusing approval of the MAA, such decision would be final and binding. In the event the EC does not refer the MAA back to the CHMP, we expect that a final decision would likely be adopted by the EC in late May or early June of 2012.

In addition, pursuant to the Spectrum Merger Agreement each option to purchase Shares, each a Company Option, outstanding and unexercised immediately prior to the initial acceptance, or the Acceptance Time, for purchase by Spectrum Merger Sub of Shares tendered pursuant to the Offer (whether vested or unvested), with an exercise price less than the Cash Portion of the Offer Price, will at the Acceptance Time be converted into the right to receive (i) from us, a cash payment in an amount equal to the product of (x) the total number of Shares provided for in such Company Option and (y) the excess, if any, of (A) the Cash Portion of the Offer Price over (B) the exercise price per Share of such Company Option, which payment shall be treated as compensation and shall be net of any applicable withholding tax, and (ii) from Spectrum, a CVR for each Share provided for in such Company Option. Each Company Option with an exercise price per share equal to or in excess of the Cash Portion of the Offer Price shall be canceled upon the Acceptance Time without further consideration therefor. At the Acceptance Time, pursuant to the Spectrum Merger Agreement, each restricted stock unit of the Company representing the right to vest in and be issued Allos common stock, each an RSU, outstanding immediately prior to the Acceptance Time shall be converted into the right to receive (i) from us, a cash payment in an amount equal to the product of (x) the total number of Shares subject to such RSU and (y) the Cash Portion of the Offer Price, which payment shall be treated as compensation and shall be net of any applicable withholding tax, and (ii) from Spectrum, a CVR for each Share subject to such RSU.

Pursuant to the Spectrum Merger Agreement, we also agreed to: (i) take all action that may be necessary to cause any outstanding offer period (or similar period during which shares of the Company’s common stock may be purchased), or the Final Offering, under the Allos 2001 Employee Stock Purchase Plan, or the Company ESPP, to be terminated on the earlier to occur of (A) June 30, 2012 and (B) the date immediately following the Company’s last payroll payment date prior to the Acceptance Time, the date of such termination being referred to as the Designated Date; (ii) make any pro-rata adjustments that may be necessary to reflect the shortened Final Offering, but otherwise treat such shortened Final Offering as a fully effective and completed offering period for all purposes under the Company ESPP; and (iii) cause the exercise as of the Designated Date of each outstanding purchase right under the Company ESPP.  Pursuant to the Spectrum Merger Agreement, the Company must terminate the Company ESPP on the Designated Date and immediately following the end of the Final Offering.  Our final payroll date prior to the scheduled expiration of the Offer was April 27, 2012, and, as a result, we have taken the foregoing actions and terminated the Company ESPP as of April 28, 2012.

In the Offer, each Share validly tendered and not withdrawn will be accepted for payment by Spectrum Merger Sub in accordance with the terms of the Offer (but in no event sooner than 20 business days after the commencement of the Offer).  The Offer is scheduled to expire at 12:00 midnight, Eastern time, at the end of the day on Thursday, May 10, 2012, unless the Offer is extended.  Pursuant to the Spectrum Merger Agreement, following the consummation of the Offer, and subject to the satisfaction or written waiver of certain conditions set forth in the Spectrum Merger Agreement, Spectrum Merger Sub will be merged with and into us and we will continue as the surviving corporation.  This transaction is referred to as the Merger.

At the effective time of the Merger, all remaining outstanding Shares not tendered in the Offer (other than Shares owned by Spectrum or Spectrum Merger Sub, Shares owned by us as treasury stock or owned of record by any of our subsidiaries or Shares held by stockholders who properly exercise their appraisal rights under the Delaware General Corporate Law) will be cancelled and converted into the right to receive the Offer Price.

Spectrum Merger Sub’s obligation to accept for payment and pay for all Shares validly tendered pursuant to the Offer is subject to (i) the termination or expiration of any waiting period applicable to the consummation of the Offer and the Merger under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, (ii) a majority of the Shares outstanding having been tendered and not withdrawn at the expiration of the Offer and (iii) other customary closing conditions.  Following the Merger, we will become a wholly-owned subsidiary of Spectrum.

The Merger has been unanimously approved by the Boards of Directors of both companies.  Additionally, Warburg Pincus Private Equity VIII, L.P., or Warburg Pincus, our largest stockholder and the owner of approximately 24% of our outstanding shares, along with our directors and certain officers, have entered into tender and voting agreements with Spectrum and Spectrum Merger Sub pursuant to which Warburg Pincus, the directors and such officers have agreed to tender all of the Shares beneficially owned by them into the Offer and to cause all the Shares beneficially owned by them to be voted, if necessary, in favor of, among other things, the adoption of the Spectrum Merger Agreement, the approval of the Merger and the other transactions contemplated by the Spectrum Merger Agreement and against, among other things, any competing acquisition proposal (and pursuant to which such stockholders have agreed to grant a proxy with respect to such voting obligations to Spectrum, Spectrum Merger Sub and certain individuals set forth in the tender and voting agreements).  Our Board of Directors has unanimously determined that the Spectrum Merger Agreement, including the Offer and the Merger, are advisable and fair to, and in the best interests of, Allos and its stockholders, and recommended that Allos stockholders accept the Offer, tender their shares to Spectrum Merger Sub pursuant to the Offer and, if a stockholders’ meeting is required by applicable law, recommended that Allos stockholders adopt the Spectrum Merger Agreement on the terms and subject to the conditions set forth therein.

The Spectrum Merger Agreement also contains customary termination provisions for us and Spectrum and provides that, in connection with the termination of the Spectrum Merger Agreement related to a competing acquisition proposal under certain specified circumstances, we may be required to pay Spectrum a termination fee of $7.5 million.

Strategic Collaboration with Mundipharma

In May 2011, we entered into a strategic collaboration agreement with Mundipharma, or the Mundipharma Collaboration Agreement, pursuant to which we agreed to collaborate in the development of FOLOTYN according to a mutually agreed-upon development plan, as updated by the parties from time to time.  Under the Mundipharma Collaboration Agreement, we retain full commercialization rights for FOLOTYN in the United States and Canada with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world, or the Mundipharma territories.  We received an upfront payment of $50.0 million upon execution of the Mundipharma Collaboration Agreement and may receive potential regulatory milestone payments of up to $21.5 million and commercial progress- and sales-dependent milestone payments of up to $289.0 million.  We are also entitled to receive tiered double-digit royalties based on net sales of FOLOTYN within the Mundipharma territories.  Of the $50.0 million upfront payment, 20%, or $10.0 million, was paid by Allos to the licensors of FOLOTYN under the terms of our license agreement, as amended, with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute, or the FOLOTYN License Agreement.  Allos and Mundipharma will jointly fund worldwide development costs, initially on a 60:40 basis, respectively; which will change to a 50:50 basis if certain pre-defined milestones are achieved, as further discussed in “Critical Accounting Policies” below, including approval to market FOLOTYN for relapsed or refractory PTCL in the EU.  The parties’ joint development funding supports mutually agreed-upon clinical development activities, including, but not limited to, the ongoing and planned Phase 3 registration studies of FOLOTYN in patients with previously undiagnosed PTCL and in patients with relapsed or refractory cutaneous T-cell lymphoma, or CTCL.  Pursuant to a separate supply agreement with Mundipharma Medical Company, an affiliate of Mundipharma, we will supply FOLOTYN for Mundipharma’s clinical and commercial uses. We refer to this as the Mundipharma Supply Agreement, and we refer to the Mundipharma Supply Agreement and the Mundipharma Collaboration Agreement together as the Mundipharma Agreements. During the three months ended March 31, 2012, we recognized $1.6 million of license and other revenue under the Mundipharma Agreements.

We and Mundipharma are currently seeking regulatory approval to market FOLOTYN in Europe and other countries for the treatment of patients with relapsed or refractory PTCL.  In December 2010, our MAA was accepted for review by the EMA.  The MAA is based on updated clinical data from our pivotal PROPEL trial.  In January 2012, the CHMP adopted an opinion recommending against approval of the MAA for FOLOTYN for the treatment of patients with relapsed or refractory PTCL in Europe.  We submitted a request for the re-examination of the CHMP opinion in January 2012, and, on April 19, 2012, the CHMP confirmed its position and adopted a final opinion recommending against approval of the MAA.  The final opinion was based on a majority vote of the members of the CHMP, with a minority of members taking a divergent position. On the same day, the CHMP forwarded a copy of its final opinion to the EC which is the regulatory authority responsible for rendering a final decision on the MAA.  The EC has 15 days from the receipt of CHMP’s final opinion to prepare and provide to the members of the CHMP a draft decision with respect to the MAA, together with a report providing support and reasons for its decision. Within 22 days following receipt of the draft decision (or a shorter period as determined by the EC if it finds that urgent or exceptional circumstances require it), any member of the CHMP may provide their written observations on the draft decision to the EC. If the EC determines in its sole discretion that any such observations raise important new questions of a scientific or technical nature that the opinion of the CHMP has not addressed, the EC may suspend its procedures and refer the MAA back to the CHMP for further consideration. If the EC refers the MAA back to the CHMP, there is no specific timeframe defined by the EC regulations for the CHMP to address the questions raised by the EC, but in practice, the timeframe will be established by the CHMP depending upon the nature of the questions raised.  If no CHMP member provides any written observations within such 22 day period (or shorter period as determined by the EC) or the EC determines that any such written observations do not raise important new questions of a scientific or technical nature, then the EC has 15 days following the expiration of such period to adopt a final decision on the MAA.  There is no formal process for us to appeal the CHMP’s final opinion, and if the EC adopts a final decision refusing approval of the MAA, such decision would be final and binding. In the event the EC does not refer the MAA back to the CHMP, we expect that a final decision would likely be adopted by the EC in late May or early June of 2012.  Mundipharma has also submitted applications seeking regulatory approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL in Australia, Israel, South Korea and Switzerland and may submit additional applications in Japan and other countries.

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

Our ability to achieve sustained profitability is dependent on our ability, alone or with partners, to significantly increase sales of FOLOTYN for the treatment of patients with relapsed or refractory PTCL in the United States.  The amount of our future product sales is subject to significant uncertainty.  We may never generate sufficient revenue from product sales to become profitable.  We recently entered into the Spectrum Merger Agreement with Spectrum.  Under the Spectrum Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger that could further adversely affect our ability to realize certain of our business strategies and our ability to achieve profitability if the Merger is not completed.

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

If we are unable to (i) significantly increase sales of FOLOTYN, (ii) complete the Merger as anticipated or (iii) otherwise raise sufficient additional funds to support our operations, we may be required to delay, reduce the scope of our commercial operations, or forego commercial opportunities, and our business and future prospects for profitability may be harmed.

Comparison of three ended March 31, 2012 and 2011

Revenue

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

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party.  Title to the product passes upon delivery to our distributors, when the risks and rewards of ownership are assumed by the distributor (freight on board destination).  These distributors then resell FOLOTYN to the patients’ respective health care providers.  Through March 31, 2012, product returns have been negligible.  Our distributors’ contractual return rights are limited to defective product or product that was shipped in error.  Returns are not contractually allowed for expired product.  Given these limited contractual return rights, the high price of FOLOTYN and the limited number of PTCL patients in the United States, FOLOTYN distributors and their customers generally carry limited inventory.

A reconciliation of gross to net product sales for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in millions)
Gross product sales	$11.2	$12.1
Gross to Net Sales Adjustments
Government rebates and chargebacks	(0.9)	(0.7)
Distribution fees	(0.4)	(0.4)
Product returns allowance	(0.1)	(0.1)
Net product sales	$9.8	$10.9

Gross product sales to distributors for the three months ended March 31, 2012 were $11.2 million, a $0.9 million decrease as compared to the same period in 2011.  This decrease relates to a 14% decrease in the number of units sold to our distributors, offset by a 5% increase in price, which became effective on January 1, 2012.

Gross to net sales adjustments as a percent of gross product sales were 13% and 10% for the three months ended March 31, 2012 and 2011, respectively.  The increase in gross to net sales adjustments as a percent of gross product sales for the three months ended March 31, 2012, primarily relates to increased government rebates and chargebacks and distribution fees.

Balances and activity in the product returns, government rebates and chargebacks and distribution fees payable accounts for the three months ended March 31, 2012 and 2011 are as follows (in millions):

		Government
	Product	Rebates and	Distribution
	Returns	Chargebacks	Fees
Balance at December 31, 2010	$0.4	$2.2	$0.3
Reserve for current period sales	0.1	1.1	0.3
Change in estimate for prior period sales	—	(0.3)	—
Credits/payments made for prior period sales	—	(0.4)	(0.2)
Credits/payments made for current period sales	—	(0.6)	(0.2)
Balance at March 31, 2011	$0.5	$2.0	$0.2

Balance at December 31, 2011	$0.8	$2.3	$0.4
Reserve for current period sales	0.1	1.1	0.4
Change in estimate for prior period sales	—	(0.2)	—
Credits/payments made for prior period sales	(0.1)	(0.1)	(0.2)
Credits/payments made for current period sales	—	(0.8)	(0.2)
Balance at March 31, 2012	$0.8	$2.3	$0.4

Our products are subject to certain programs with federal government qualified entities whereby pricing on products is discounted below distributor list price to participating entities.  These entities purchase products through distributors at the discounted price, and the distributors charge the difference between their acquisition cost and the discounted price back to us. We account for chargebacks by establishing an accrual in an amount equal to our estimate of chargeback claims at the time of product sale.  We do not expect the impact of the 340B Public Health Services drug discount program expansion included in the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Affordability Reconciliation Act of 2010, or PPACA, to significantly change our estimated government chargeback accruals because drugs approved under an Orphan Drug designation were specifically excluded from the provisions of the PPACA.  The FDA has awarded orphan drug status to FOLOTYN for the treatment of patients with T-cell lymphoma, which includes patients with relapsed or refractory PTCL.  We evaluate previously recorded chargebacks based on data regarding specific entities’ lack of claim activity over time.  As a result of this evaluation, during the three months ended March 31, 2012 and 2011 we recorded a reversal of government chargeback allowances related to prior period sales totaling $0.2 million and $0.3 million, respectively.  Due to estimates and assumptions inherent in determining the amount of government chargebacks, the actual amount of claims for chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly.

Product returns, government rebates and chargebacks reflect management estimates which are further discussed in the “Critical Accounting Policies” section below.

We experienced an increase in net product sales of approximately $3.2 million, or $0.03 per share of common stock, in the fourth quarter of 2011 relating to an increase in our distributors’ year-end 2011 inventory levels as compared to average inventory levels for 2011. Our distributors’ inventory levels declined during the three months ended March 31, 2012 by approximately $2.0 million, resulting in lower net product sales for the three months ended March 31, 2012 of approximately $1.7 million after gross to net sales adjustments, or $0.02 per share of common stock.  We believe that our quarterly net product sales may continue to fluctuate and will be difficult to predict as the inventory levels of our distributors are not within our control and our distributors may increase or reduce their inventory levels on a quarterly basis, which could cause our net product sales and operating results to fluctuate significantly.

License and other revenue.   In May 2011, we entered into a strategic collaboration agreement to co-develop FOLOTYN with Mundipharma.  Under the Mundipharma Collaboration Agreement, we received an upfront payment of $50.0 million and may receive potential regulatory milestone payments of up to $21.5 million and commercial progress- and sales-dependent milestone payments of up to $289.0 million as further described in the “Critical Accounting Policies” section below.

License and other revenue related to the Mundipharma Agreements for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in millions)
License	$0.1	$—
Regulatory	0.9	—
Research and development	0.6	—
License and other revenue	$1.6	$—

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

•      Research and development services provided by Allos related to jointly agreed-upon clinical development activities through approximately 2022, with cost sharing discussed in Note 8 “Mundipharma Agreements” of the unaudited March 31, 2012 financial statements included herein above; and

•      Clinical trial supply obligations to supply FOLOTYN for use in the clinical studies required by the EMA to assess the safety and efficacy of FOLOTYN in children, or the EMA Pediatric Studies.

Because delivery of the Licenses occurred upon the execution of the Mundipharma Collaboration Agreement in May 2011 and there is no general right of return, all allocated arrangement consideration related to the Licenses upon execution of the Mundipharma Collaboration Agreement and subsequent allocations is recognized as revenue in the period of the allocation.

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

As of March 31, 2012, no clinical supply has been delivered under the Mundipharma Supply Agreement, therefore, there was no revenue recognized during the three months ended March 31, 2012 or 2011 related to this deliverable.

The total revenue recognized in future periods under the arrangement is subject to a limitation such that deferred revenue recognized to date cannot be greater than the amounts received and receivable from Mundipharma less the remaining development cost differential that is subject to refund.

As of March 31, 2012, accounts receivable related to the Mundipharma Agreements totaled $0.5 million.

The amount of license and other revenue is primarily dependent upon the amount of costs incurred related to the joint development clinical studies, which is driven in part by patient enrollment.  The total costs can vary widely and are impacted by a variety of factors, including those discussed in the “Risk Factors” section of Part II, Item 1A below.

Operating costs and expenses

Cost of sales, excluding amortization expense.   Cost of sales, excluding amortization expense, includes royalties, inventory packaging and labeling, warehousing and shipping costs associated with FOLOTYN product revenue.

	Three Months Ended
	March 31,
	2012	2011
	(in millions)
Cost of sales, excluding amortization expense	$0.9	$0.9

Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense, or the reduced-cost inventory.  As of December 31, 2011, the reduced-cost finished goods inventory has been substantially utilized.  Had this reduced-cost inventory been capitalized, the impact to our research and development expense and cost of sales, excluding amortization expense, would not have been material in the three months ended March 31, 2012 or 2011.

The $0.9 million of cost of sales, excluding amortization expense, for the three months ended March 31, 2012 and 2011, both were primarily attributable to an 8% royalty on gross product sales payable to the licensors of FOLOTYN under the terms of the FOLOTYN License Agreement.

Cost of sales for 2012 is expected to approximate 10% of net product sales, which includes the current 8% royalty on FOLOTYN sales.

Cost of license and other revenue.   Cost of license and other revenue from the Mundipharma Agreements includes sublicense fee payments to the licensors of FOLOTYN under the terms of the FOLOTYN License Agreement, and internal and external costs associated with regulatory services provided by Allos related to the MAA.

	Three Months Ended
	March 31,
	2012	2011
	(in millions)
Cost of license and other revenue	$0.9	$—

Cost of license and other revenue for the three months ended March 31, 2012 consisted of $0.9 million of costs incurred in connection with the regulatory services provided related to the MAA.  There were no corresponding costs in 2011.

Research and Development.  Research and development expenses include the costs of certain personnel, preclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, third-party manufacturing costs for development of drug materials for use in preclinical studies and clinical trials, and manufacturing costs and licensing fees incurred for FOLOTYN prior to receipt of FDA approval.  Mundipharma’s reimbursements to Allos for 40% of jointly funded clinical trials are recorded in license and other revenue as discussed above.

	Three Months Ended
	March 31,
	2012	2011
	(in millions)
Research and development	$5.3	$7.5

The $2.2 million decrease in research and development expenses in the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to:

•   an $825,000 decrease related to external costs incurred and internal costs allocated to regulatory services performed under the Mundipharma Agreements, which are included in cost of license and other revenue discussed above;

•   an $812,000 decrease in personnel costs, mainly attributable to reduced headcount;

•   a $562,000 decrease in costs related to clinical trials involving FOLOTYN that have closed enrollment; and

•   a $339,000 decrease in non-cash stock-based compensation expense, as discussed in more detail in the Stock-based Compensation Expense section below.

This decrease was partially offset by a $434,000 increase in costs related to clinical trials involving FOLOTYN, including start-up costs for the post-approval studies required by the FDA and other trials with ongoing enrollment.

Selling, General and Administrative.  Selling, general and administrative expenses include costs for sales and marketing activities, corporate development, medical affairs, executive administration, corporate offices and related infrastructure.

	Three Months Ended
	March 31,
	2012	2011
	(in millions)
Selling, general and administrative	$15.4	$17.6

The $2.2 million decrease in selling, general and administrative expenses in the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to:

•    a $2.0 million decrease in personnel and related travel and infrastructure costs, mainly attributable to reduced headcount;

•    a $438,000 decrease in non-cash stock-based compensation expense, as discussed in more detail in the Stock-based Compensation Expense section below; and

•    a $369,000 decrease in contributions and educational grants.

These decreases were partially offset by an $888,000 increase in legal and other professional fees, primarily related to our planned acquisition by Spectrum and responding to regulatory comments.

Amortization of intangible asset.   Amortization of intangible asset represents amortization expense of capitalized license costs over the expected patent life of the related product.

Amortization intangible asset expense for the three months ended March 31, 2012 and 2011 was $113,000.  The expense was due to the amortization of the $5.8 million intangible asset resulting from a milestone payment under our license agreement for FOLOTYN in September 2009 discussed further in the “Obligations and Commitments” section below.  Amortization expense is being recorded on a straight line basis over the estimated remaining life of the composition of matter patent for FOLOTYN, which we expect to last until July 16, 2022. This includes the anticipated Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development. This term is our best estimate of the life of the patent.  If, however, the Hatch-Waxman extension is not granted, the intangible asset will be amortized over a shorter period.

We expect amortization of intangible asset expense for the full year 2012 to be approximately $454,000.

Stock-based Compensation Expense.  Stock-based compensation expense for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in millions)
Research and development	$0.8	$1.2
Selling, general and administrative	2.1	2.5
Total stock-based compensation expense	$2.9	$3.7

Stock-based compensation expense, by equity award type for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in millions)
Restricted stock units	$1.9	$1.9
Stock options	1.0	1.8
Employee stock purchase plan	—	—
Restricted stock	—	—
Total stock-based compensation expense	$2.9	$3.7

The $777,000 decrease in stock-based compensation expense for the three-month period ended March 31, 2012 as compared to the same period in 2011 was primarily due to the RSUs that were granted to existing employees in February 2012 pursuant to our annual grants vesting over four years instead of three years for the 2011 and 2010 grants and that the 2012 grants had a lower fair value at the grant date compared to the previous grants.

As of March 31, 2012, the unrecorded stock-based compensation balance and estimated weighted-average amortization period by equity award type was as follows:

	Unrecognized	Weighted-
	stock-based	average
	compensation	amortization
	balance	period
	(in millions)
Restricted stock units	$8.7	1.7
Stock options	2.2	1.3

Interest and Other Income, Net.  Interest income, net of interest expense, for the three months ended March 31, 2012 and 2011 was $4,000 and $38,000, respectively.  The $34,000 decrease in net interest income in the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to lower yields on our cash, cash equivalents and investments in 2012.

Liquidity and Capital Resources

As of March 31, 2012, we had $93.4 million in cash, cash equivalents, and investments.  Of this amount, $93.4 million was held in money market funds and cash accounts and $43,000 was held in certificates of deposit with a weighted average duration of the remaining time to maturity of approximately six months.  Until required for use in our business, we invest our cash reserves in bank deposits, money market funds, high-grade corporate notes and U.S. government instruments in accordance with our investment policy.

We have financed our operations primarily through public sales of our equity securities.  In addition, we began generating revenue from sales of FOLOTYN in the fourth quarter of 2009.  Net product sales were $9.8 million and $10.9 million for the three months ended March 31, 2012 and 2011, respectively, which partially offset our operating costs and expenses for the respective periods.

Net cash used to fund our operating activities for the three months ended March 31, 2012 and 2011 was $4.3 million and $19.1 million, respectively.

Net cash provided by investing activities for the three months ended March 31, 2012 and 2011 was $10.3 million and $20.0 million, respectively, and consisted primarily of proceeds from maturities of investments offset by purchases of investments.

Net cash provided by financing activities for the three months ended March 31, 2012 and 2011 was $0 and $8,000, respectively, and, for the three months ended March 31, 2011, consisted primarily of proceeds from the issuance of common stock associated with stock options exercised by our employees.

Based upon the current status of our product development and commercialization plans, we believe that our $93.4 million of cash, cash equivalents, and investments as of March 31, 2012 will be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.  Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

We recently entered into the Spectrum Merger Agreement with Spectrum.  Under the Spectrum Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger that could further adversely affect our ability to realize certain of our business strategies and our ability to achieve profitability if the Merger is not completed.  We anticipate continuing our current development programs and beginning other long-term development projects involving FOLOTYN, including the post-approval clinical studies required for FOLOTYN.  These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful.  In addition, we expect to incur significant costs relating to the commercialization of FOLOTYN, including costs related to our sales and marketing, medical affairs and manufacturing operations.  Therefore, if the Merger is not completed, we may need to raise additional capital to support our future operations.  Our actual capital requirements will depend on many factors, including:

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

•      the timing, costs and potential adverse impact on net product sales associated with entering into the Spectrum Merger Agreement with Spectrum and announcing our potential acquisition by Spectrum; and

•    our evaluation of, and decisions with respect to, potential in-licensing or product acquisition opportunities or other strategic alternatives.

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

Obligations and Commitments

The Spectrum Merger Agreement contains customary termination provisions for us and Spectrum and provides that, in connection with the termination of the Spectrum Merger Agreement related to a competing acquisition proposal under certain specified circumstances, we may be required to pay Spectrum a termination fee of $7.5 million.

We and Mundipharma are currently seeking regulatory approval to market FOLOTYN in Europe for the treatment of patients with relapsed or refractory PTCL.  In December 2010, our MAA was accepted for review by the EMA.  In January 2012, the CHMP adopted an opinion recommending against approval of the MAA for FOLOTYN for the treatment of patients with relapsed or refractory PTCL in Europe.  We submitted a request for the re-examination of the CHMP opinion in January 2012, and, on April 19, 2012, the CHMP confirmed its position and adopted a final opinion recommending against approval of the MAA.  The final opinion was based on a majority vote of the members of the CHMP, with a minority of members taking a divergent position. On the same day, the CHMP forwarded a copy of its final opinion to the EC which is the regulatory authority responsible for rendering a final decision on the MAA.  The EC has 15 days from the receipt of CHMP’s final opinion to prepare and provide to the members of the CHMP a draft decision with respect to the MAA, together with a report providing support and reasons for its decision. Within 22 days following receipt of the draft decision (or a shorter period as determined by the EC if it finds that urgent or exceptional circumstances require it), any member of the CHMP may provide their written observations on the draft decision to the EC. If the EC determines in its sole discretion that any such observations raise important new questions of a scientific or technical nature that the opinion of the CHMP has not addressed, the EC may suspend its procedures and refer the MAA back to the CHMP for further consideration. If the EC refers the MAA back to the CHMP, there is no specific timeframe defined by the EC regulations for the CHMP to address the questions raised by the EC, but in practice, the timeframe will be established by the CHMP depending upon the nature of the questions raised.  If no CHMP member provides any written observations within such 22 day period (or shorter period as determined by the EC) or the EC determines that any such written observations do not raise important new questions of a scientific or technical nature, then the EC has 15 days following the expiration of such period to adopt a final decision on the MAA.  There is no formal process for us to appeal the CHMP’s final opinion, and if the EC adopts a final decision refusing approval of the MAA, such decision would be final and binding. In the event the EC does not refer the MAA back to the CHMP, we expect that a final decision would likely be adopted by the EC in late May or early June of 2012.  In the event we obtain regulatory approval to market FOLOTYN in Europe, we are required to make an additional milestone payment of $3.5 million under the terms of the FOLOTYN License Agreement.

Under the terms of the FOLOTYN License Agreement, we also owe the licensors sublicense fees equal to 20% of any milestone payments received from Mundipharma.  As discussed above, during the year ended December 31, 2011, we paid $10.0 million of sublicense fees to the licensors, or 20% of the $50.0 million milestone payment received from Mundipharma.  In the event we obtain conditional approval of FOLOTYN in Europe, we would receive a potential milestone from Mundipharma of $14.5 million under the Mundipharma Collaboration Agreement, of which $5.7 million would be payable by us to the licensors under the terms of the FOLOTYN License Agreement.  The $5.7 million is comprised of the $3.5 million milestone payment discussed above and $2.2 million of sublicense fees (or 20% of $14.5 million less $3.5 million).  Upon the first reimbursable commercial sale of FOLOTYN in the third major market in the EU, we would receive a potential milestone from Mundipharma of $10.0 million, of which $2.0 million would be payable by us to the licensors under the terms of the FOLOTYN License Agreement.

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

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party. Title to the product passes upon delivery to our distributors, when the risks and rewards of ownership are assumed by the distributor (freight on board destination). These distributors then resell FOLOTYN to the patients’ respective health care providers. We noted an increase in net product sales of approximately $3.2 million, or $0.03 per share of common stock, in the fourth quarter of 2011 relating to an increase in our distributors’ year-end 2011 inventory levels as compared to average inventory levels for 2011. We monitor inventory levels within our distribution channel and sales to end users, or health care providers, to determine whether deferral of sales is required. No such deferrals were recorded at March 31, 2012.  Our distributors’ inventory levels declined during the three months ended March 31, 2012 by approximately $2.0 million, resulting in lower net product sales for the three months ended March 31, 2012 of approximately $1.7 million after gross to net sales adjustments, or $0.02 per share of common stock.

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

Product Returns

Our distributors’ contractual return rights are limited to defective product or product that was shipped in error.  Returns are not contractually allowed for expired product.  Given these limited contractual return rights, the high price of FOLOTYN and the limited number of PTCL patients in the United States, FOLOTYN distributors and their customers generally carry limited inventory.  We estimated product returns for FOLOTYN based upon actual returns history within our distribution channel, which were consistent with historical trends of product returns for similar companies in the pharmaceutical industry.  The actual returns history within our distribution channel is derived from third-party information obtained from certain distributors with respect to their inventory levels and sell-through to the distributors’ customers.  We will continue to monitor the historical trend of returns, including the impacts on this trend of product expiry dates and may be required to make future adjustments to our estimates.  Through March 31, 2012, product returns have been negligible.

Medicaid Rebates

Our product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. We record estimated rebates payable under governmental programs, including Medicaid, as a reduction of revenue at the time revenues are recorded. Our calculations related to these rebate accruals require estimates, including estimates of customer mix primarily based on a combination of market and clinical research, to determine which sales will be subject to rebates and the amount of such rebates.  Our estimate of utilization is based on market research and information about our expected patient population.  Through March 31, 2012, we have not had sufficient claims from states for rebates with which to update our estimate.  However, when we have sufficient claims history, we will consider such history in our estimate which could result in a change in our estimate.  We also consider any legal interpretations of the applicable laws related to Medicaid and qualifying federal and state government programs and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates.  In March 2010, the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Affordability Reconciliation Act of 2010, or PPACA, was enacted, which increased the Medicaid rebate percentage from 15.1% to 23.1%, retroactive to January 1, 2010.  We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. For reference purposes, a 10% increase in the Medicaid utilization percentage within our patient population as of March 31, 2012, would result in an approximate $1.8 million reduction in cumulative net product sales.

Government Chargebacks

Our products are subject to certain programs with federal government qualified entities whereby pricing on products is discounted below distributor list price to participating entities. These entities purchase products through distributors at the discounted price, and the distributors charge the difference between their acquisition cost and the discounted price back to us. We account for chargebacks by establishing an accrual in an amount equal to our estimate of chargeback claims at the time of product sale. We do not expect the impact of the 340B Public Health Services drug discount program expansion included in the PPACA to significantly change our estimated government chargeback accruals because drugs approved under an Orphan Drug designation were specifically excluded from the provisions of the PPACA.  The FDA has awarded orphan drug status to FOLOTYN for the treatment of patients with T-cell lymphoma, which includes patients with relapsed or refractory PTCL.  We evaluate previously recorded chargebacks based on data regarding specific entities’ lack of claim activity over time.  As a result of this evaluation, during the three months ended March 31, 2012 and 2011 we recorded a reversal of government chargeback allowances related to prior period sales totaling $0.2 million and $0.3 million, respectively.  Due to estimates and assumptions inherent in determining the amount of government chargebacks, the actual amount of claims for chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly.

License and Other Revenue Recognition

In May 2011, we entered into the Mundipharma Collaboration Agreement, pursuant to which we agreed to collaborate in the development of FOLOTYN according to a mutually agreed-upon development plan, as updated by the parties from time to time.  Under the Mundipharma Collaboration Agreement, we retain full commercialization rights for FOLOTYN in the United States and Canada with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world, or the Mundipharma territories.  We received an upfront payment of $50.0 million upon execution of the Mundipharma Collaboration Agreement and may receive potential regulatory milestone payments of up to $21.5 million and commercial progress- and sales-dependent milestone payments of up to $289.0 million.  Of the $310.5 million in total potential milestone payments, we have determined that any regulatory milestone payments that may become due upon approval of FOLOTYN by regulatory agencies other than in the EU, and all commercial milestone payments, are contingent consideration and will be accounted for as revenue in the period in which the respective revenue recognition criteria are met.  Included in the $21.5 million of potential regulatory milestone payments is a $14.5 million milestone payment related to obtaining conditional approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL in the EU, which is deemed to be a substantive milestone given the ongoing regulatory services we are providing related to the MAA and will be accounted for as revenue in the period in which the milestone is achieved.  The remaining $296.0 million in total potential milestone payments are not deemed to be substantive for accounting purposes and will be recognized when the appropriate revenue recognition criteria have been met.  In the event Mundipharma achieves the first reimbursable commercial sale of FOLOTYN in at least three major market countries in the EU we would receive a milestone payment from Mundipharma of $10.0 million, which is included in the $289.0 million of commercial milestone payments discussed above.  We are also entitled to receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories.

Under the initial development plan for FOLOTYN mutually agreed-upon by Allos and Mundipharma, or the Development Plan, the parties have agreed to conduct and jointly fund the following:

•    all studies required by the FDA as a condition of the accelerated approval of FOLOTYN for relapsed or refractory PTCL, or the FDA Post-Approval Studies, including the ongoing and planned Phase 3 registration studies of FOLOTYN in patients with newly diagnosed PTCL and in patients with relapsed or refractory CTCL; and

•    the EMA Pediatric Studies, which we previously agreed to conduct as a condition of the EMA’s acceptance of the MAA for review.

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

Under the Mundipharma Collaboration Agreement, Mundipharma is initially responsible for 40% of the joint development costs incurred by the parties, which increases to 50% (a) in the calendar quarter after Mundipharma receives conditional approval to market FOLOTYN for relapsed or refractory PTCL in the EU pursuant to our MAA, which approval must be received no later than December 31, 2012, or (b) if such conditional approval is not obtained, the later of (i) the calendar quarter of the first approval of FOLOTYN in the EU for relapsed or refractory PTCL (other than pursuant to clause (a) above) or first-line PTCL, and (ii) the first calendar quarter in which the development cost differential equals or exceeds $15.0 million. The “development cost differential” is defined as the cumulative amount of joint development costs that Mundipharma would have incurred if it was responsible for 50% of the joint development costs rather than its initial 40% share.  To the extent that this development cost differential does not meet or exceed $15.0 million by December 31, 2019, and if conditional approval in the EU has not been obtained, then we are required to pay Mundipharma the difference between $15.0 million and the amount of the development cost differential as of December 31, 2019.

In connection with the Mundipharma Collaboration Agreement, we entered into the Mundipharma Supply Agreement, pursuant to which we have agreed to supply FOLOTYN for use in clinical trials for which Mundipharma bears operational responsibility and to support Mundipharma’s commercial requirements.

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

The total allocable Mundipharma arrangement consideration at the inception of the arrangement was as follows (in millions):

Allocable Arrangement Consideration
Upfront payment	$50.0
Less: Development cost differential contingent payment	(15.0)
Estimated joint development cost reimbursements (40% share)	40.6
Estimated clinical trial supply payments	0.0
Total	$75.6

As of March 31, 2012, the development cost differential of $0.4 million was included in the allocable Mundipharma arrangement consideration, and our contingent payment obligation related to the development cost differential was approximately $14.6 million and is recorded as an other long-term liability on the Balance Sheet. We record the joint development cost reimbursements received from Mundipharma as license and other revenue in the Statement of Operations; and we record the full amount of our joint development costs as research and development expense.

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

The supply of FOLOTYN for Mundipharma’s commercial requirements is contingent upon the receipt of regulatory approvals to commercialize FOLOTYN in the Mundipharma territories. Because our commercial supply obligation is contingent upon the receipt of future regulatory approvals, and there were no binding commitments or firm purchase orders pending for commercial supply at or near the execution of the agreement, our commercial supply obligation is deemed to be contingent and is not valued as a deliverable under the Mundipharma Agreements.  As of March 31, 2012, no clinical or commercial supply has been delivered under the Mundipharma Supply Agreement.  If Mundipharma orders the supplies from us, the pricing for this supply would equal our third-party manufacturing cost plus a pre-negotiated percentage, which we have determined is not at a significant incremental discount to market rates.

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

We allocated the Mundipharma arrangement consideration based on the percentage of the relative selling price of each unit of accounting.  The estimated selling price of each unit of accounting was as follows (in millions):

Estimated Selling Price
Licenses	$27.2
Regulatory	5.3
Research and development	58.2
Clinical trial supply	0.2

We estimated the selling price of the Licenses using the relief from royalty method income approach, which utilized estimated total FOLOTYN product sales revenue in the Mundipharma territories over the expected patent life.  We estimated the selling prices of the regulatory and research and development services using third party costs and discounted cash flows.  The estimated selling prices utilized assumptions including internal estimates of research and development personnel needed to perform the regulatory and research and development services; and estimates of expected cash outflows to third parties for services and supplies for the respective unit of accounting over the expected period that the services will be performed, which represents one year for the regulatory services and approximately through 2022 for the research and development services, as discussed further below.  We estimated the selling price of the clinical trial supply obligation using third party costs and estimates of the quantity of product required to conduct the EMA Pediatric Studies.

The impact of a 1% change in the present value factors on the resulting allocated arrangement consideration, which consists of the upfront payment and the estimated payments for research and development services and clinical supply, less the amount of the contingent payment obligation related to the development cost differential, is as follows (dollars in thousands):

		Impact of change in Present Value Factor on allocated arrangement
	Present Value Factor Used	1% increase	1% decrease	Expected Completion
Licenses	22%	$(560)	$550	Completed
Regulatory	6%	90	(170)	May 10, 2012
Research and development	10%	470	(380)	2022

The impact of a 1% change in the present value factors on the resulting allocated arrangement consideration allocated to the clinical supply deliverable is not material.

Because delivery of the Licenses occurred upon the execution of the Mundipharma Collaboration Agreement in May 2011 and there is no general right of return, all allocated arrangement consideration related to the Licenses upon execution of the Mundipharma Collaboration Agreement and subsequent allocations is recognized as revenue in the period of the allocation.

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

As of March 31, 2012, no clinical supply has been delivered under the Mundipharma Supply Agreement, therefore, there was no revenue recognized during the three months ended March 31, 2012 or 2011 related to this deliverable.

Revenues recognized in the Statement of Operations related to the Mundipharma Agreements were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in millions)
License	$0.1	$—
Regulatory	0.9	—
Research and development	0.6	—
License and other revenue	$1.6	$—

License and other revenue for the three months ended March 31, 2012 includes $0.5 million related to the 40% joint development cost reimbursement under the Mundipharma Agreements.

As of March 31, 2012, accounts receivable related to the Mundipharma Agreements totaled $542,000.  As of March 31, 2012, deferred amounts related to the Mundipharma Agreements consisted of (in millions):

	March 31,	December 31,
	2012	2011
Current deferred revenue	$2.8	$3.5

Long-term deferred revenue	$6.9	$7.0
Development cost differential contingent payment	14.6	14.8
Long-term deferred revenue and other liabilities	$21.5	$21.8

Cost of license and other revenue in the Statement of Operations for the three months ended March 31, 2012 was $0.9 million and consisted of costs incurred in connection with the regulatory services provided related to the European MAA.

Research and Development

Research and development expenditures are charged to expense as incurred. Research and development expenses include the costs of certain personnel, preclinical studies, clinical trials, regulatory affairs, biostatistical data analysis, third party manufacturing costs for development of drug materials for use in clinical trials and preclinical studies and licensing fees for our product candidates prior to FDA approval.  All finished drug inventory costs associated with production activities in our third party manufacturing facilities prior to receiving FDA approval for such facilities and prior to receiving regulatory approval to market our product are expensed to research and development expenses.  We accrue research and development expenses for activity as incurred during the fiscal year and prior to receiving invoices from clinical sites and third party clinical and preclinical research organizations.  We accrue external costs for clinical and preclinical studies based on an evaluation of the following: the progress of the studies, including patient enrollment, dosing levels of patients enrolled, estimated costs to dose patients, invoices received, and contracted costs with clinical sites and third party clinical and preclinical research organizations.  Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period.  Actual results could differ from those estimates.  During the three months ended March 31, 2012 and 2011, we did not have any changes in estimates that would have resulted in material adjustments to research and development expenses accrued in the prior period.

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

Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense.  As of December 31, 2011, the reduced-cost finished goods inventory was substantially utilized.  Had this reduced-cost inventory been capitalized, the impact to our research and development expense and cost of sales, excluding amortization expense, would not have been material in the three months ended March 31, 2012 or 2011.

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

During the three months ended March 31, 2012 and 2011, we recorded stock-based compensation expense of approximately $2.9 million and $3.7 million, respectively, related to stock-based awards, including stock options, RSUs, restricted stock and our employee stock purchase plan. As of March 31, 2012, the unrecorded deferred stock-based compensation balance related to these stock-based awards was approximately $10.9 million and will be recognized over the remaining vesting periods of the awards. Judgments and estimates must be made and used in determining the factors used in calculating the fair value of stock-based awards, including the expected forfeiture rate of our stock-based awards, the expected life of our stock-based awards, and the expected volatility of our stock price. For more information on stock-based compensation expense during the three months ended March 31, 2012, refer to Note 9 “Stock-Based Compensation” of the unaudited March 31, 2012 financial statements included herein.

Recent Accounting Pronouncements

We reviewed recently issued accounting pronouncements and plan to adopt those that are applicable to us. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments as of March 31, 2012 consisted of cash, cash equivalents, investments, accounts receivable, prepaid expenses, accounts payable and accrued liabilities.  All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  We invest in marketable securities in accordance with our investment policy.  The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs.  Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.  The weighted average duration of the remaining time to maturity for our portfolio of investments in marketable securities as of March 31, 2012 was approximately six months.  As of March 31, 2012, our investments of $43,000 were all classified as held-to-maturity and were held in a variety of interest-bearing instruments, consisting mainly of certificates of deposit. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of March 31, 2012.  We have the ability and intent to hold our remaining investments to recover the entire amortized cost basis of the investments as of March 31, 2012, although we monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011, management disclosed a material weakness related to the Company’s internal controls over the evaluation of and accounting for complex multiple element revenue arrangements, and concluded, as a result of such material weakness, our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, were not effective as of December 31, 2011.  There were no such complex multiple element arrangements entered into during the three months ended March 31, 2012, but the Company is re-evaluating its accounting and financial reporting controls for complex multiple element revenue arrangements.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act.  Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, the Company is re-evaluating its accounting and financial reporting controls for complex multiple element revenue arrangements.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Merger Transaction Class Action Lawsuits

On July 19, 2011, we entered into an Agreement and Plan of Merger and Reorganization, or AMAG Merger Agreement, with AMAG Pharmaceuticals, Inc., or AMAG, and Alamo Acquisition Sub, Inc., or AMAG Merger Sub, as amended on August 8, 2011.  On October 21, 2011, the AMAG Merger Agreement was terminated.

On July 26, 2011, a putative class action lawsuit captioned Lam v. Allos Therapeutics, Inc., et al., No. 6714-VCN, was filed in the Delaware Court of Chancery.  The complaint named as defendants the members of our board of directors, as well as AMAG and AMAG Merger Sub.  The plaintiff alleged that our directors breached their fiduciary duties to our stockholders in connection with the proposed merger between the Company and AMAG, and were aided and abetted by AMAG and AMAG Merger Sub.  The complaint alleged that the merger involved an unfair price, an inadequate sales process, unreasonable deal protection devices, and that defendants entered into the transaction to benefit themselves personally.  The complaint sought injunctive relief, including to enjoin the merger, rescissory damages in the event the merger occurred, attorneys’ and other fees and costs, and other relief.

On July 28, 2011, a putative class action lawsuit captioned Mulligan v. Allos Therapeutics, Inc., et al., No. 6724-VCN, was filed in the Delaware Court of Chancery.  The complaint named as defendants the Company and the members of our board of directors, as well as AMAG and AMAG Merger Sub. The plaintiff alleged that our directors breached their fiduciary duties to our stockholders in connection with the proposed merger between the Company and AMAG, and were aided and abetted by the Company, AMAG and AMAG Merger Sub.  The complaint alleged that the merger involved an unfair price, an inadequate sales process, unreasonable deal protection devices, and that defendants entered into the transaction to benefit themselves personally.  The complaint sought injunctive relief, including to enjoin the merger, rescissory damages in the event the merger occurred, disgorgement of profits, attorneys’ and other fees and costs, and other relief.

On August 1, 2011, the Delaware Court of Chancery consolidated the Lam and Mulligan cases into In Re Allos Therapeutics, Inc. Shareholders Litigation, Consolidated C.A. No. 6714.

On September 1, 2011, a Verified Consolidated Amended Class Action Complaint was filed in the consolidated In re Allos Therapeutics action pending in the Delaware Court of Chancery.  The amended complaint named as defendants members of our board of directors, as well as the Company, AMAG and AMAG Merger Sub, and alleged that members of our board of directors breached their fiduciary duties to our stockholders in connection with the AMAG Merger Agreement and the disclosures related thereto, and further claimed that the Company, AMAG and AMAG Merger Sub aided and abetted those alleged breaches of fiduciary duty. The amended complaint generally alleged that the AMAG Merger Agreement involved an unfair price, a flawed sales process, preclusive deal protection devices and that the defendants agreed to the transaction to benefit themselves personally.  The amended complaint further alleged that the joint proxy statement failed to disclose material information relating to the Company’s and AMAG’s financial projections, the fairness opinions of J.P. Morgan and Morgan Stanley and the background of the proposed transaction. The amended complaint sought damages and injunctive relief, including to enjoin the acquisition of the Company by AMAG, and an award of attorneys’ and other fees and costs, and other relief.

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

On October 31, 2011, the Company moved to dismiss the consolidated action pending before the Delaware Court of Chancery.  No supporting memoranda have been filed, and there is no briefing schedule on this motion.

On December 13, 2011, plaintiffs’ counsel in the consolidated Delaware action filed a motion for an award of fees and expenses in connection with certain disclosures made by the Company in connection with the proposed merger with AMAG.  On February 1, 2012, the Company filed its opposition to the motion.  Plaintiffs filed their reply on March 15, 2012.  A date for a hearing on the motion has not yet been set.

On April 9, 2012, a putative class action lawsuit captioned Radmore, et al. v. Allos Therapeutics, Inc., et al., No. 1:12-cv-00948-PAB, was filed in the United States District Court for the District of Colorado, or the Radmore Complaint. The Radmore Complaint names as defendants the Company, the members of our board of directors, as well as Spectrum. The plaintiffs allege that our directors breached their fiduciary duties to our stockholders in connection with the proposed merger between the Company and Spectrum, and were aided and abetted by the Company and Spectrum. The Radmore Complaint alleges that the Merger involves an unfair price, an inadequate sales process, unreasonable deal protection devices, and that the defendants entered into the transaction to benefit themselves personally. The Radmore Complaint seeks injunctive relief, including to enjoin the Merger, attorneys’ and other fees and costs, and other relief.

On April 12, 2012, a putative class action lawsuit captioned Keucher v. Berns, et al., C.A. No. 7419, was filed in the Delaware Court of Chancery, or the Keucher Complaint. The Keucher Complaint names as defendants the Company, the members of our board of directors, as well as Spectrum and Spectrum Merger Sub. The plaintiff alleges that our directors breached their fiduciary duties to our stockholders in connection with the proposed merger between the Company and Spectrum, and were aided and abetted by Spectrum and Spectrum Merger Sub. The Keucher Complaint alleges that the Merger involves an unfair price, an inadequate sales process, unreasonable deal protection devices and that the defendants entered into the transaction to benefit themselves personally. The Keucher Complaint seeks injunctive relief, including to enjoin the Merger, attorneys’ and other fees and costs and other relief.

On April 20, 2012, an Amended Class Action Complaint was filed in the Delaware Court of Chancery in the matter captioned Keucher v. Berns, et al., C.A. No. 7419-VCN, adding allegations that the Solicitation/Recommendation Statement on Schedule 14D-9, or the Schedule 14D-9, filed by us with the Securities and Exchange Commission, or SEC, on April 13, 2012 contains inadequate, incomplete and/or misleading disclosures.

On April 20, 2012, a Verified Second Amended Class Action Complaint for breach of fiduciary duty, or the In re Allos Complaint, was filed in the Delaware Court of Chancery in the matter captioned In re Allos Therapeutics, Inc. Shareholders Litigation, Consolidated C.A. No. 6714-VCN.  The In re Allos Complaint replaces the Verified Amended Class Action Complaint that had alleged that the Company and the members of our board of directors breached their fiduciary duties in connection with the proposed merger with AMAG.  The In re Allos Complaint names as defendants the Company, the members of our Board, as well as Spectrum and Spectrum Merger Sub.  The plaintiffs allege that our directors breached their fiduciary duties to our stockholders in connection with the proposed merger between Allos and Spectrum, and were aided and abetted by the Company, Spectrum and Spectrum Merger Sub.  The In re Allos Complaint alleges that the merger involves an unfair price, an inadequate sales process, unreasonable deal protection devices, that defendants entered into the transaction to benefit themselves personally, and that the Schedule 14D-9 filed by us with the SEC on April 13, 2012, contains inadequate, incomplete and/or misleading disclosures.  The In re Allos Complaint seeks injunctive relief, including to enjoin the merger, attorneys’ and other fees and costs, and other relief.

On April 30, 2012, an Amended Class Action Complaint was filed in the matter captioned Radmore v. Allos Therapeutics, Inc., et al., No. 1:12-cv-00948-PAB-CBS, adding allegations that the Schedule 14D-9 filed by us with the SEC on April 13, 2012, contains inadequate, incomplete and/or misleading disclosures in violation of our directors’ fiduciary duties and section 14(e) of the Securities Exchange Act of 1934.

The Company and other defendants believe the allegations of all the foregoing actions lack merit.  Defendants will continue to vigorously defend these actions as long as they remain pending.

ITEM 1A.  RISK FACTORS

Our business faces significant risks. These risks include those described below and may include additional risks of which we are not currently aware or that we currently do not believe are material. If any of the events or circumstances described in the following risk factors actually occurs, they may materially harm our business, financial condition, operating results and cash flow. As a result, the market price of our common stock could decline. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, operating results and financial condition.  Stockholders and potential investors in shares of our common stock should carefully consider the following risk factors, which hereby update those risks contained in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011, in addition to other information and risk factors in this report.  We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of the Company.  We are relying upon the safe harbor for all forward-looking statements in this report, and any such statements made by or on behalf of the Company are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this report. We consistently update and include our risk factors in our Quarterly Reports on Form 10-Q. Risk factors that have been substantively changed from those set forth in our Annual Report on Form 10-K for the period ended December 31, 2011 have been marked with an asterisk immediately following the heading of such risk factor.

Risks Related to Our Pending Acquisition by Spectrum

The announcement and pendency of our proposed acquisition by Spectrum could have an adverse effect on our stock price, business, financial condition, results of operations or business prospects.*

The announcement and pendency of the Offer and the Merger could disrupt our business in the following ways, among others:

•                  our customers and other third-party business partners may determine to delay or defer purchase decisions with regards to our product or seek to terminate and/or renegotiate their relationships with us as a result of the Offer and the Merger, whether pursuant to the terms of their existing agreements with us or otherwise;

•                  the attention of our management may be directed toward the completion of the Offer and the Merger and related matters and may be diverted from the day-to-day business operations, including from other opportunities that might otherwise be beneficial to us; and

•                  current and prospective employees may experience uncertainty regarding their future roles with Spectrum, which might adversely affect our ability to retain, recruit and motivate key personnel and may adversely affect the focus of our employees on sales of our product.

Should they occur, any of these matters could adversely affect our stock price or harm our financial condition, results of operations or business prospects.

Some of our directors and executive officers have interests in the Offer and the Merger that are different from, or in addition to, those of our other stockholders.*

Our stockholders should be aware that certain of our directors and executive officers have arrangements that provide them with interests in the Offer and the Merger that are different from, or in addition to, those of our stockholders.  Our executive officers are party to existing employment agreements that provide for certain severance payments and the accelerated vesting of stock options and RSUs in the event of their qualifying termination in connection with the proposed acquisition by Spectrum.  In addition, our directors and executive officers hold stock options and RSUs that will vest immediately prior to the consummation of the Offer. Our directors and executive officers also have certain rights to indemnification and directors’ and officers’ liability insurance that will be provided by Spectrum following the completion of the proposed acquisition.

The Spectrum Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire Allos prior to the completion of the Offer and the Merger.*

The Spectrum Merger Agreement contains provisions that make it difficult for us to entertain a third-party proposal for an acquisition of Allos. These provisions include the general prohibition on our soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal, and the requirement that we pay a termination fee of $7.5 million to Spectrum if the Spectrum Merger Agreement is terminated in specified circumstances.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of Allos, even one that may be deemed of greater value than the Offer and the Merger to our stockholders. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party’s offering of a lower value to our stockholders than such third party might otherwise have offered.

Failure to complete the proposed acquisition by Spectrum could negatively impact our business, financial condition, results of operations or stock price.*

The completion of the Offer and the Merger are subject to a number of conditions and there can be no assurance that the conditions to the completion of the Offer and the Merger will be satisfied. The Spectrum Merger Agreement may also be terminated by Allos and Spectrum in certain specified circumstances, including, subject to compliance with the terms of the Spectrum Merger Agreement, by Allos in order to accept a third-party acquisition proposal that our board of directors determines constitutes a superior offer upon payment of a $7.5 million termination fee to Spectrum.  If the Offer and the Merger are not completed, we will be subject to several risks, including:

•                  the current price of our common stock may reflect a market assumption that the Offer and the Merger will occur, meaning that a failure to complete the Offer and the Merger could result in a decline in the price of our common stock;

•                  we may be required to pay a termination fee of $7.5 million to Spectrum if the Spectrum Merger Agreement is terminated under certain circumstances;

•                  we expect to incur substantial transaction costs in connection with the Offer and the Merger whether or not the proposed acquisition is completed; and

•                  under the Spectrum Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Offer and the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies.

If the proposed acquisition by Spectrum is not completed, these risks may materialize and materially and adversely affect our business, financial condition, results of operations or stock price.

Litigation has been filed against Allos and the members of its board of directors challenging the Offer and the Merger and an adverse judgment in any such lawsuit may prevent the Offer and the Merger from becoming effective or from becoming effective within the expected timeframe.*

In April 2012, two putative class action lawsuits were filed against Allos, Spectrum, Spectrum Merger Sub and the members of the boards of directors of Allos and Spectrum, arising out of the proposed acquisition of Allos by Spectrum, challenging the proposed acquisition and seeking, among other things, to stop or delay the acquisition of Allos by Spectrum, or rescission of the proposed acquisition in the event it is consummated.  Another preexisting putative class action lawsuit relating to the proposed merger between Allos and AMAG Pharmaceuticals, Inc. was amended in April 2012 to allege claims and seek relief similar to that in the two newly filed suits.  One of the conditions to the completion of the Offer and the Merger is that no temporary restraining order, preliminary or permanent injunction or other order preventing the consummation of the Offer or the Merger shall have been issued by any court of competent jurisdiction or other governmental body and be in effect. Consequently, if the plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Offer or the Merger pursuant to the terms of the Spectrum Merger Agreement, such an injunction may prevent the completion of the proposed acquisition in the expected timeframe (or altogether).

Obtaining required approvals necessary to satisfy the conditions to the completion of the Offer and the Merger may delay or prevent completion of the proposed acquisition by Spectrum.*

The completion of the Offer and the Merger is conditioned upon the receipt of certain governmental authorizations, consents, orders or other approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Spectrum and Allos intend to pursue all required approvals in accordance with the Spectrum Merger Agreement. No assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Spectrum Merger Agreement.

Risks Related to Us, Including as a Stand-Alone Company

We have a history of net losses and an accumulated deficit, and we may never generate sufficient revenue to achieve or maintain profitability in the future.*

We have incurred significant net losses and negative cash flows from operations.  To date, we have financed our operations primarily through the public and private sale of securities and net product sales.  For the three months ended March 31, 2012, we had a net loss of $11.3 million.  As of March 31, 2012, we had accumulated a deficit of $492.5 million.  We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses.

On September 24, 2009, we obtained accelerated approval from the U.S. Food and Drug Administration, or FDA, for FOLOTYN for use as a single agent for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL.  Our ability to achieve profitability is dependent on our ability, alone or with partners, to significantly increase sales of FOLOTYN for the treatment of patients with relapsed or refractory PTCL.  We are also developing FOLOTYN for use as a single agent and in combination therapy regimens in other hematologic malignancies, which may or may not lead to obtaining the necessary regulatory approvals to market FOLOTYN for additional indications.  We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials and seeking additional regulatory approvals for FOLOTYN, and commercializing FOLOTYN for the treatment of patients with relapsed or refractory PTCL.  As a result, we may never generate sufficient revenue from product sales to become profitable or generate positive cash flows.

Our near-term prospects are dependent on FOLOTYN.  If we are unable to significantly increase sales of FOLOTYN for the treatment of patients with relapsed or refractory PTCL our ability to achieve profitability will be adversely affected.*

FOLOTYN is our only product approved for marketing by the FDA and our ability to achieve profitability in the near term is entirely dependent upon sales of FOLOTYN.  We may not be able to significantly increase sales of FOLOTYN for a number of reasons, including:

•                  the potential disruption from the Company entering into the Spectrum Merger Agreement with Spectrum on April 4, 2012 and the announcement of the potential Merger;

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

•                  the recent opinion by the European Medicines Agency, or EMA, Committee for Medicinal Products for Human Use, or CHMP, opinion recommending against conditional approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL may delay or prevent us from marketing FOLOTYN in Europe;

•                  potential negative perceptions of doctors related to the recent CHMP opinion recommending against conditional approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL; and

•                  we may not have adequate financial or other resources to significantly increase sales of FOLOTYN.

If we are unable to significantly increase sales of FOLOTYN for the treatment of patients with relapsed or refractory PTCL, our ability to achieve profitability will be adversely affected and our stock price would likely decline.

Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.*

Our operating results to date have fluctuated from quarter to quarter and year to year.  We believe that our quarterly and annual results of operations may continue to fluctuate and will be difficult to predict due to a variety of factors, including:

•                  the timing and amount of revenue generated from sales of FOLOTYN.  For example, we recorded an increase in net product sales of approximately $3.2 million, or $0.03 per share of common stock, in the fourth quarter of 2011 relating to an infrequently occurring increase in our distributors’ year-end 2011 inventory levels as compared to average inventory levels for 2011 and our distributors’ inventory levels declined during the three months ended March 31, 2012 by approximately $2.0 million, resulting in lower net product sales for the three months ended March 31, 2012 of approximately $1.7 million after gross to net sales adjustments, or $0.02 per share of common stock.  The inventory levels of our distributors are not within our control and our distributors may increase or reduce their inventory levels on a quarterly basis which could cause our net product sales and operating results to fluctuate significantly;

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

•                  our evaluation of, and decisions with respect to, potential in-licensing or product acquisition opportunities or other strategic alternatives, including our potential acquisition by Spectrum; and

•                  the timing, costs and potential disruption associated with entering into the Spectrum Merger Agreement with Spectrum on April 4, 2012 and the announcement of the potential Merger.

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

If we are unable to maintain adequate sales, marketing or distribution capabilities or enter into agreements with third parties to perform some of these functions, we will not be able to commercialize FOLOTYN effectively.*

The approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL is our first U.S. approval.  Accordingly, we have limited experience in sales, marketing and distribution of pharmaceutical products.  We may not be able to adequately maintain the necessary sales, marketing, supply chain management and reimbursement capabilities on our own or enter into arrangements with third parties to perform these functions in a timely manner or on acceptable terms.  Additionally, maintaining sales, marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our sales, marketing and distribution capabilities to the desired levels.  We may also experience disruption in connection with entering into the Spectrum Merger Agreement with Spectrum on April 4, 2012 and the announcement of the potential Merger.  To be successful we must:

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

Even though we have obtained accelerated approval in the United States to market FOLOTYN for the treatment of patients with relapsed or refractory PTCL, we are subject to ongoing regulatory obligations and review, including post-approval requirements.

FOLOTYN was approved for the treatment of patients with relapsed or refractory PTCL under the FDA’s accelerated approval regulations, which allow the FDA to approve products for cancer or other serious or life threatening diseases based on initial positive data from clinical trials.  Under these provisions, we are subject to certain post-approval requirements pursuant to which we are required to conduct two randomized Phase 3 trials to confirm FOLOTYN’s clinical benefit in patients with T-cell lymphoma.  The FDA has also required that we conduct two Phase 1 trials to assess whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment.  Failure to complete the studies or adhere to the timelines established by the FDA could result in penalties, including fines or withdrawal of FOLOTYN from the market.  The FDA may also initiate proceedings to withdraw approval or request that we voluntarily withdraw FOLOTYN from the market if our Phase 3 studies fail to confirm FOLOTYN’s clinical benefit.  Further, the FDA may require us to amend the FOLOTYN package insert, including by strengthening the warnings and precautions section or institute a Risk Evaluation and Mitigation Strategy based on the results of these studies or clinical experience.  We are also subject to additional, continuing post-approval regulatory obligations, including the possibility of additional clinical studies required by the FDA, safety reporting requirements and regulatory oversight of the promotion and marketing of FOLOTYN.

In addition, we or our third-party manufacturers are required to adhere to the FDA’s current Good Manufacturing Practices, or cGMP. The cGMP regulations cover all aspects of the manufacturing, storage, testing, quality control and record keeping relating to FOLOTYN. Furthermore, we or our third-party manufacturers are subject to periodic inspection by the FDA and foreign regulatory authorities to ensure compliance with cGMP or other applicable government regulations and corresponding foreign standards. We have limited control over a third-party manufacturer’s compliance with these regulations and standards.  If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we may be subject to fines, suspension, modification or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

We are dependent upon a small number of customers for a significant portion of our revenue, and the loss of, or significant reduction or cancellation in sales to, any one of these customers could adversely affect our operations and financial condition.*

In the United States, we sell FOLOTYN to a small number of distributors who in turn sell-through to patient health care providers.  These distributors also provide multiple logistics services relating to the distribution of FOLOTYN, including transportation, warehousing, cross-docking, inventory management, packaging and freight-forwarding.  We do not promote FOLOTYN to these distributors and they do not set or determine demand for FOLOTYN.  For the three months ended March 31, 2012 and 2011, three companies affiliated with AmerisourceBergen Corporation accounted for substantially all of our FOLOTYN sales.  We expect significant customer concentration to continue for the foreseeable future.  Our ability to generate sales of FOLOTYN will depend, in part, on the extent to which these distributors are able to provide adequate distribution of FOLOTYN to patient health care providers.  Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor.  The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.  For example, our distributors’ inventory levels declined during the three months ended March 31, 2012 by approximately $2.0 million, resulting in lower net product sales for the three months ended March 31, 2012 of approximately $1.7 million after gross to net sales adjustments, or $0.02 per share of common stock.  On April 4, 2012, we entered into the Spectrum Merger Agreement with Spectrum pursuant to which we would become a wholly owned subsidiary of Spectrum.  In connection with the pending Merger, some of our distributors and customers may delay or defer purchase decisions or may determine to terminate or renegotiate their relationships with us, which could negatively affect our revenues, earnings, cash flows and expenses, regardless of whether the Merger is completed.

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

We cannot predict when or if we will obtain regulatory approval to market FOLOTYN in the United States for any additional indications or in any other countries.*

We are subject to stringent regulations with respect to product safety and efficacy by various international, federal, state and local authorities. FOLOTYN has not been approved for marketing in the United States for any indication other than the treatment of patients with relapsed or refractory PTCL.  In addition, FOLOTYN has not been approved for marketing for this or any other indication in any other country.  A pharmaceutical product cannot be marketed for a particular indication in the United States or most other countries until it has completed a rigorous and extensive regulatory review and approval process for that indication.  Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources.  Of particular significance are the requirements covering research and development, preclinical and clinical testing, manufacturing, quality control, labeling and promotion of drugs for human use.  We may not obtain the necessary regulatory approvals to market FOLOTYN in the United States for any additional indications or in any other countries.  For example, in January 2012, the CHMP adopted an opinion recommending against approval of the MAA for FOLOTYN for the treatment of patients with relapsed or refractory PTCL in Europe.  In January 2012, we submitted a request to the EMA for re-examination of the CHMP opinion.  On April 19, 2012, the CHMP confirmed its previous negative opinion on the European Marketing Authorisation Application, or MAA, for FOLOTYN.  We may not continue to pursue marketing authorization application for FOLOTYN with the EMA.  If we do continue to pursue a marketing authorization application for FOLOTYN with the EMA, we may be unsuccessful in gaining such approval.  If we fail to obtain or maintain regulatory approvals to market FOLOTYN in the United States for any additional indications or in any other countries, our ability to generate significant revenue or achieve profitability may be adversely affected.

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

In January 2012, the CHMP adopted an opinion recommending against approval of the MAA for FOLOTYN for the treatment of patients with relapsed or refractory PTCL in Europe.  In January 2012, we submitted a request to the EMA, for re-examination of the CHMP opinion.  On April 19, 2012, the CHMP confirmed its previous negative opinion on the MAA for FOLOTYN.  We may not continue to pursue marketing authorization application for FOLOTYN with the EMA.  If we do continue to pursue a marketing authorization application for FOLOTYN with the EMA, we may be unsuccessful in gaining such approval.  If we fail to obtain or maintain regulatory approvals to market FOLOTYN in the United States for any additional indications or in any other countries, our ability to generate significant revenue or achieve profitability may be adversely affected.

When we seek approval for FOLOTYN in other countries, we are subject to numerous complex regulatory requirements and if approval is denied or limited in another country, or if another country imposes post-marketing requirements, that decision could affect our ability to market FOLOTYN in other countries.*

We have filed an MAA with the EMA for FOLOTYN for the treatment of patients with relapsed or refractory PTCL, using the centralized procedure.   In January 2012, the CHMP adopted an opinion recommending against approval of the MAA for FOLOTYN for the treatment of patients with relapsed or refractory PTCL in Europe.  In January 2012, we submitted a request to the EMA, for re-examination of the CHMP opinion.  On April 19, 2012, the CHMP confirmed its previous negative opinion on the MAA for FOLOTYN.  We may not continue to pursue marketing authorization application for FOLOTYN with the EMA.  If we do continue to pursue a marketing authorization application for FOLOTYN with the EMA, we may be unsuccessful in gaining such approval.  If we fail to obtain or maintain regulatory approvals to market FOLOTYN in other countries, our ability to generate significant revenue or achieve profitability may be adversely affected.

Additionally, future marketing authorizations may be subject to conditions for approval or post authorization obligations. Such conditions or obligations may be costly and time consuming to fulfill and may affect our operations. For example, additional clinical data may be required to confirm the safety or efficacy profile of FOLOTYN in the target patient population. In addition, marketing authorizations are subject to periodic reviews, which, if negative, could affect Mundipharma’s ability to commercialize FOLOTYN in the European Union, which would negatively impact our potential future royalties and receipt of milestone payments.

Failure to comply with, or changes to, the regulatory requirements that are applicable to FOLOTYN outside the United States may also result in a variety of consequences, including the following:

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

We may need to raise additional capital to support our future operations.  If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop or commercialize FOLOTYN.*

Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments as of March 31, 2012, should be adequate to support our operations for at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.  On April 4, 2012, we entered into the Spectrum Merger Agreement with Spectrum pursuant to which we would become a wholly owned subsidiary of Spectrum.  The Merger may never be completed.  We anticipate continuing our current development programs and beginning other long-term development projects involving FOLOTYN, including the post-approval clinical studies required for FOLOTYN.  These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful.  In addition, we expect to incur significant costs relating to the commercialization of FOLOTYN, including costs related to our sales and marketing, medical affairs and manufacturing operations.  Therefore, we may need to raise additional capital to support our future operations.  Our actual capital requirements will depend on many factors, including:

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

•      the timing, costs and potential adverse impact on net product sales associated with entering into the Spectrum Merger Agreement with Spectrum on April 4, 2012 and the announcement of our potential acquisition by Spectrum; and

•      our evaluation of, and decisions with respect to, potential in-licensing or product acquisition opportunities or other strategic alternatives.

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

Budget constraints may force us to delay our efforts to develop FOLOTYN for additional indications while we complete the post-approval clinical studies required by the FDA, which may prevent us from commercializing FOLOTYN for all desired indications as quickly as possible.*

On April 4, 2012, we entered into the Spectrum Merger Agreement with Spectrum pursuant to which we would become a wholly owned subsidiary of Spectrum.  The Offer and the Merger may never be completed.  Until and unless the Offer and the Merger are completed, we will be required to regularly assess the most efficient allocation of our research and development budget because we have limited resources, and because research and development is an expensive process.  In particular, our approval of FOLOTYN in patients with relapsed or refractory PTCL is conditioned upon us undertaking two additional Phase 3 studies and two additional Phase 1 studies, which will result in significant additional expense.  As a result of our limited resources, we may have to prioritize the development of FOLOTYN for additional indications and may not be able to fully realize the value of FOLOTYN for other indications in a timely manner, if at all.

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

Our success depends on the retention of our President and Chief Executive Officer and other key personnel.*

We are highly dependent on our President and Chief Executive Officer Paul L. Berns, other members of our management team and other key employees.  We are named as the beneficiary on a term life insurance policy covering Mr. Berns in the amount of $10.0 million.  We also depend on key employees and academic collaborators for each of our research and development programs.  The loss of any members of our management team or other key employees or academic collaborators could delay the development and commercialization of FOLOTYN or result in the termination of our FOLOTYN development program in its entirety.  Mr. Berns and others on our executive management team have employment agreements with us, but the agreements provide for “at-will” employment with no specified term.  Our future success also will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization of pharmaceutical products.  We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.  Additionally, in January 2011, we implemented a strategic reduction in workforce and we may have a more difficult time in attracting and retaining the employees we need as a result of a perceived risk of future workforce and expense reductions. We may also face significant potential disruption associated with entering into the Spectrum Merger Agreement with Spectrum and the announcement of the Merger.  In addition, as a result of the announcement of the potential Merger, current and prospective employees may experience uncertainty regarding their future roles with the combined company, which might adversely affect our ability to retain, recruit and motivate key personnel and may adversely affect the focus of our employees on sales of our product.  If we are unsuccessful in our recruitment and retention efforts, our business will be harmed.

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

We are also subject to the regulation under the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar worldwide anti-bribery laws.  The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business.  The recently enacted U.K. Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery across both private and public sectors.  In addition, an organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery.  Practices in the local business community of many countries outside the United States have a level of government corruption that is greater than that found in the developed world.  We may be required to implement policies to mandate compliance with these anti-bribery laws and we plan to establish policies and procedures designed to monitor compliance with these anti-bribery law requirements.  However we cannot assure you that our policies and procedures will protect us from potential reckless or criminal acts committed by individual employees or agents.  If we are found to be liable for anti-bribery law violations we could suffer from criminal or civil penalties or other sanctions that could have a material adverse effect on our business.

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

In our Form 10-K for the year ended December 31, 2011, management determined that there was a material weakness in our internal control over the evaluation of, and accounting for, complex multiple element arrangements and, as a result, our internal control over financial reporting was not effective as of the end of the period covered by this report.  Due to this material weakness, management also concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify any additional material weaknesses in our internal controls in the future.  Any such additional material weakness could harm our business and results of operations, and as a result we may be unable to report properly or timely the results of our operations, investors may lose faith in the reliability of our financial statements and the price of our securities may be adversely and materially impacted.

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

As of May 1, 2012, we had 106,958,412 shares of common stock outstanding, of which Warburg owned 26,124,430 shares, or approximately 24% of the voting power of our outstanding common stock.  Although Warburg has entered into a standstill agreement with us, Warburg is, and will continue to be, able to exercise substantial influence over any actions requiring stockholder approval.

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

Immediately prior to the execution of the Spectrum Merger Agreement, we entered into an amendment to the stockholder rights plan, which provides, among other things, that (i) none of Spectrum, any of its stockholders nor any of their respective affiliates or associates, shall be deemed to be an Acquiring Person (as defined in the stockholder rights plan) as a result of the execution, delivery or performance of the Spectrum Merger Agreement or the tender and voting agreements, the commencement or consummation of the Offer, the consummation of the Merger and the other transactions contemplated by the Spectrum Merger Agreement and the tender and voting agreements, (ii) neither a Shares Acquisition Date (as defined in the stockholder rights plan) nor a Distribution Date (as defined in the stockholder rights plan) shall be deemed to occur as a result of the execution, delivery or performance of the Spectrum Merger Agreement, the tender and voting agreements, the commencement or consummation of the Offer or the consummation of the Merger or any of the other transactions contemplated by the Spectrum Merger Agreement and the tender and voting agreements, and (iii) the Company Rights (as defined in the stockholder rights plan) will not separate from the Shares as a result of the execution, delivery or performance of the Spectrum Merger Agreement, the tender and voting agreements or the commencement or consummation of the Offer, the consummation of the Merger or any of the other transactions contemplated by the Spectrum Merger Agreement and the tender and voting agreements.

Unstable market conditions may have serious adverse consequences on our business.*

Market instability has made the business climate more volatile and more costly.  Our general business strategy may be adversely affected by unpredictable and unstable market conditions.  If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary equity or debt financing more difficult, more costly, and more dilutive.  While we believe we have adequate capital resources to meet our expected working capital and capital expenditure requirements for the next 12 months, a radical economic downturn or increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders.  On April 4, 2012, we entered into the Spectrum Merger Agreement with Spectrum pursuant to which we would become a wholly owned subsidiary of Spectrum.  The Merger may never be completed.  Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans.  There is a risk that one or more of our current service providers, manufacturers or other partners may encounter difficulties during challenging economic times, which could have an adverse effect on our business, results of operations and financial condition.

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

•                  economic and other external factors, including disasters or crises;

•                  fluctuations in sales and inventory levels at our wholesalers;

•                  our strategic collaborator, Mundipharma, terminating our arrangement to co-develop FOLOTYN globally and commercialize FOLOTYN outside the United States and Canada; and

•                  termination of the Spectrum Merger Agreement.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	None

ITEM 4.	MINE SAFETY DISCLOSURES	None

ITEM 5.	OTHER INFORMATION	None

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits (following the signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2012	ALLOS THERAPEUTICS, INC.

/s/ Paul L. Berns
Paul L. Berns
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David C. Clark
David C. Clark
Vice President, Finance and Treasurer
(Principal Financial and Accounting Officer)

Allos Therapeutics, Inc.

Index to Exhibits

Incorporated by Reference
Exhibit			Filing		Filed
No.	Description	Form	Date	Number	Herewith
10.1*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Non-Employee Directors.	8-K	2/24/2012	10.1
10.2*	Executive Compensation and Equity Awards.	8-K	3/5/2012	10.1
10.3*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Section 16 Participants.	8-K	3/5/2012	10.2
10.4*	Summary of Compensation Arrangements for Non-Employee Directors	10-K	3/26/2012	10.9
31.1	Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a).				X
31.2	Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a).				X
32.1#	Section 1350 Certification.				X
101.INS†	XBRL Instance Document ( furnished electronically herewith)
101.SCH†	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith)
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)

*                 Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

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