Form 10-Q
period 2012-06-30
ALLOS THERAPEUTICS INC
filed 2012-08-03
CIK 1097264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2012.

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

As of August 1, 2012, there were 106,976,912 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLOS THERAPEUTICS, INC.
BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$87,556	$87,372
Short-term investments	43	10,400
Restricted cash	238	238
Accounts receivable	9,797	15,259
Inventory	963	505
Prepaid expenses and other assets	1,828	2,055
Total current assets	100,425	115,829
Property and equipment, net	1,056	1,476
Intangible asset, net	4,545	4,772
Total assets	$106,026	$122,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,525	$1,503
Deferred revenue	1,133	3,521
Accrued liabilities	15,795	15,940
Total current liabilities	19,453	20,964
Long-term deferred revenue and other liabilities	21,237	21,809

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $0.001 par value; 1,500,000 shares designated from authorized preferred stock; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 106,974,662 and 106,260,526 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	107	106
Additional paid-in capital	565,671	560,354
Accumulated deficit	(500,442)	(481,156)
Total stockholders’ equity	65,336	79,304
Total liabilities and stockholders’ equity	$106,026	$122,077

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Net product sales	$10,967	$10,972	$20,725	$21,836
License and other revenue	2,505	23,454	4,081	23,454
Total revenue	13,472	34,426	24,806	45,290

Operating costs and expenses:
Cost of sales, excluding amortization expense	1,037	1,044	1,978	1,987
Cost of license and other revenue	477	10,571	1,343	10,571
Research and development	5,253	5,074	10,553	12,571
Selling, general and administrative	14,583	20,158	30,017	37,710
Amortization of intangible asset	114	114	227	227
Total operating costs and expenses	21,464	36,961	44,118	63,066
Operating loss	(7,992)	(2,535)	(19,312)	(17,776)
Interest and other income, net	12	22	16	60
Loss before income taxes	(7,980)	(2,513)	(19,296)	(17,716)
Income tax benefit	11	—	11	—
Net loss	$(7,969)	$(2,513)	$(19,285)	$(17,716)

Net loss per share: basic and diluted	$(0.07)	$(0.02)	$(0.18)	$(0.17)
Weighted average shares: basic and diluted	106,961,983	105,606,587	106,740,680	105,567,206

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(19,285)	$(17,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	428	399
Stock-based compensation expense	5,260	6,497
Amortization of intangible asset	227	227
Other	7	1
Changes in operating assets and liabilities:
Accounts receivable	5,462	(1,895)
Prepaid expenses and other assets	228	(960)
Interest receivable on investments	56	(23)
Inventory	(273)	(43)
Trade accounts payable	1,022	(2,390)
Accrued liabilties	(335)	23
Deferred revenue and other long-term liabilities	(2,961)	26,701
Net cash (used in) provided by operating activities	(10,164)	10,821
Cash Flows From Investing Activities:
Acquisition of property and equipment	(10)	(65)
Purchases of investments	—	(30,128)
Proceeds from maturities of investments	10,301	39,982
Net cash provided by investing activities	10,291	9,789
Cash Flows From Financing Activities:
Proceeds from issuance of common stock associated with stock options and employee stock purchase plan	57	124
Net cash provided by financing activities	57	124
Net increase in cash and cash equivalents	184	20,734
Cash and cash equivalents, beginning of period	87,372	48,164
Cash and cash equivalents, end of period	$87,556	$68,898
Supplemental Schedule of Cash and Non-cash Activities:
Tax refunds received	$11	$—
Assets recorded for which payment has not yet occurred	191	123

The accompanying notes are an integral part of these financial statements.

ALLOS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars shown in tables are in thousands, except per share amounts)

(unaudited)

1.                 Basis of Presentation

The unaudited financial statements of Allos Therapeutics, Inc. (referred to herein as the “Company,” “Allos,” “we,” “us” or “our”) included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011 for a broader discussion of our business and the opportunities and risks inherent in such business.

Recent Development for European MAA

In January 2012, the European Medicines Agency, or EMA, Committee for Medicinal Products for Human Use, or CHMP, adopted an opinion recommending against approval of our Marketing Authorisation Application, or MAA, for FOLOTYN for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL, in Europe.  We submitted a request for the re-examination of the CHMP opinion in January 2012, and, on April 19, 2012, the CHMP confirmed its position and adopted a final opinion recommending against approval of the MAA.  On the same day, the CHMP forwarded a copy of its final opinion to the European Commission, or the EC, which is the regulatory authority responsible for rendering a final decision on the MAA.  On June 21, 2012, we received a letter from the EC stating that the EC had adopted the CHMP’s opinion recommending against approval of the MAA. The decision is final and binding, and we have no means to appeal.

Acquisition by Spectrum Pharmaceuticals

On April 4, 2012, we entered into an Agreement and Plan of Merger, or the Spectrum Merger Agreement, with Spectrum Pharmaceuticals, Inc., or Spectrum, and Sapphire Acquisition Sub, Inc., or Spectrum Merger Sub.  Pursuant to the Spectrum Merger Agreement and upon the terms and subject to the conditions thereof, Spectrum Merger Sub commenced a tender offer, or the Offer, pursuant to an Offer to Purchase, dated April 13, 2012, to acquire all of our issued and outstanding shares of common stock, or the Shares, for consideration per share consisting of (i) an amount in cash equal to $1.82 without interest, less any applicable withholding tax, which amount is referred to as the Cash Portion, and (ii) one contingent value right, referred to as a CVR.  The Cash Portion and the CVR together are referred to as the Offer Price.  Each CVR would have entitled the holder thereof to receive an additional cash payment of $0.11 if the following two milestones were met: (1) our MAA for FOLOTYN was approved by the EMA by December 31, 2012 and (2) the first reimbursable commercial sale of FOLOTYN was achieved in at least three of the specified major markets in the European Union, or EU, by December 31, 2013.  As discussed above, our MAA was not approved by the EMA and we believe there is no longer any possibility that these milestones will be achieved.

In addition, pursuant to the Spectrum Merger Agreement each option to purchase Shares, each a Company Option, outstanding and unexercised immediately prior to the initial acceptance, or the Acceptance Time, for purchase by Spectrum Merger Sub of Shares tendered pursuant to the Offer (whether vested or unvested), with an exercise price less than the Cash Portion of the Offer Price, will at the Acceptance Time be converted into the right to receive (i) from us, a cash payment in an amount equal to the product of (x) the total number of Shares provided for in such Company Option and (y) the excess, if any, of (A) the Cash Portion of the Offer Price over (B) the exercise price per Share of such Company Option, which payment shall be treated as compensation and shall be net of any applicable withholding tax, and (ii) from Spectrum, a CVR for each Share provided for in such Company Option. Each Company Option with an exercise price per share equal to or in excess of the Cash Portion of the Offer Price shall be canceled upon the Acceptance Time without further consideration therefore. At the Acceptance Time, pursuant to the Spectrum Merger Agreement, each restricted stock unit of the Company representing the right to vest in and be issued Allos common stock, each an RSU, outstanding immediately prior to the Acceptance Time shall be converted into the right to receive (i) from us, a cash payment in an amount equal to the product of (x) the total number of Shares subject to such RSU and (y) the Cash Portion of the Offer Price, which payment shall be treated as compensation and shall be net of any applicable withholding tax, and (ii) from Spectrum, a CVR for each Share subject to such RSU.

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

In the Offer, each Share validly tendered and not withdrawn will be accepted for payment by Spectrum Merger Sub in accordance with the terms of the Offer (but in no event sooner than 20 business days after the commencement of the Offer).  The Offer is currently scheduled to expire at 5:00 p.m., Eastern time, on Monday, August 6, 2012, unless the Offer is extended.  Pursuant to the Spectrum Merger Agreement, following the consummation of the Offer, and subject to the satisfaction or written waiver of certain conditions set forth in the Spectrum Merger Agreement, Spectrum Merger Sub will be merged with and into us and we will continue as the surviving corporation.  This transaction is referred to as the Merger.  At the effective time of the Merger, all remaining outstanding Shares not tendered in the Offer (other than Shares owned by Spectrum or Spectrum Merger Sub, Shares owned by us as treasury stock or owned of record by any of our subsidiaries or Shares held by stockholders who properly exercise their appraisal rights under the Delaware General Corporate Law) will be cancelled and converted into the right to receive the Offer Price.

Spectrum Merger Sub’s obligation to accept for payment and pay for all Shares validly tendered pursuant to the Offer is subject to (i) the termination or expiration of any waiting period applicable to the consummation of the Offer and the Merger under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, (ii) a majority of the Shares outstanding having been tendered and not withdrawn at the expiration of the Offer and (iii) other customary closing conditions.  Following the Merger, we will become a wholly-owned subsidiary of Spectrum.

On May 10, 2012, the Company and Spectrum announced that each of the Company and Spectrum had received a Request For Additional Information and Documentary Material, or the Second Request, from the Federal Trade Commission, or the FTC, which extends the waiting period under the HSR Act until 11:59 p.m., New York time, on the 10th day after the date Spectrum has substantially complied with the Second Request, or until 11:59 p.m., New York Time, on the next business day following that date, if the 10th day falls on a Saturday, Sunday or legal holiday.  After that time, the waiting period may be extended only by a court order or with the parties’ consent. The FTC may terminate the waiting period before its expiration.  The Company and Spectrum are continuing to cooperate with the FTC in relation to the Second Request.

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

The Spectrum Merger Agreement also contains customary termination provisions for us and Spectrum and provides that, in connection with the termination of the Spectrum Merger Agreement related to a competing acquisition proposal under certain specified circumstances, we may be required to pay Spectrum a termination fee of $7.5 million.  Further, either the Company or Spectrum may terminate the Spectrum Merger Agreement if, in certain circumstances, the Offer has not been consummated by September 5, 2012, unless the failure of the Offer to be consummated is attributable to a failure of the party seeking to terminate the Spectrum Merger Agreement to perform its obligations thereunder.

Liquidity

As of June 30, 2012, we had $87.6 million in cash, cash equivalents, and investments. Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments as of June 30, 2012, should be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.

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

•                  the timing, costs and potential adverse impact on net product sales associated with entering into the Spectrum Merger Agreement with Spectrum on April 4, 2012 and announcing our potential acquisition by Spectrum; and

•                  our evaluation of, and decisions with respect to, potential in-licensing or product acquisition opportunities or other strategic alternatives.

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

2.                Fair Value of Financial Instruments

Cash, Cash Equivalents and Investments

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  The carrying values of our cash equivalents and investments approximate their market values based on quoted market prices. Investments are classified as held to maturity and are carried at cost plus accrued interest.  Our cash and cash equivalents are maintained in a financial institution in amounts that, at times, may exceed federally insured limits.  The weighted average duration of the remaining time to maturity for our portfolio of investments as of June 30, 2012 was approximately three months.  As of June 30, 2012, our investments were held in a variety of interest-bearing instruments, consisting mainly of certificates of deposit.  We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of June 30, 2012.

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

We have no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of June 30, 2012.  Our financial instruments include cash and cash equivalents, investments, accounts receivable, prepaid expenses, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate their fair value due to their short maturities. The carrying value of our cash held in money market funds totaling $85.8 million as of June 30, 2012 are included in cash and cash equivalents on our Balance Sheet and approximates market values based on quoted market prices, or Level 1 inputs.

The carrying value of investments consisted of the following as of June 30, 2012:

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

As of June 30, 2012 and December 31, 2011 there were no investments in a loss position.  Market values were determined for each individual security in the investment portfolio.  If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. Additionally, management assesses whether it intends to sell or would more-likely-than-not not be required to sell the investment before the expected recovery of the amortized cost basis.  We do not intend to sell and we do not believe that it is more likely than not that we will be required to sell our investments before recovering the cost of securities, nor do we expect not to recover the entire amortized cost basis of our investments as of June 30, 2012.  We have the ability and intent to hold our remaining investments to recover the entire amortized cost basis of the investments as of June 30, 2012.

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

Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense.  As of December 31, 2011, the reduced-cost finished goods inventory had been substantially utilized.  Had this reduced-cost inventory been capitalized, the impact to our research and development expense and cost of sales, excluding amortization expense, would not have been material in the three and six months ended June 30, 2012 or 2011.

Inventory consisted of:

	June 30,	December 31,
	2012	2011
Work in process	$723	$417
Raw materials	141	148
Finished goods	99	57
	963	622
Less reserve	—	(117)
Total inventory	$963	$505

4.                 Prepaid Expenses and Other Assets

Prepaid expenses and other assets are comprised of the following:

	June 30,	December 31,
	2012	2011
Prepaid sales, marketing and medical affairs expenses	$895	$1,024
Prepaid expenses and other assets	712	782
Prepaid research and development expenses	221	249
	$1,828	$2,055

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

As a result of the FDA’s approval to market FOLOTYN on September 24, 2009, we met a milestone under our license agreement, as amended, with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute, or the FOLOTYN License Agreement, discussed in Note 11, which required us to make a milestone payment of $5.8 million. We capitalized the $5.8 million payment as an intangible asset and began amortizing the asset immediately following the FDA approval of FOLOTYN. Amortization expense is being recorded on a straight line basis over the remaining expected life of the patent for FOLOTYN, which we expect to last until July 16, 2022. This includes the anticipated Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development. This term is our best estimate of the life of the patent. If, however, the Hatch-Waxman extension is not granted, the intangible asset will be amortized over a shorter period. Amortization expense of $114,000 for the three months ended June 30, 2012 and 2011 and $227,000 for the six months ended June 30, 2012 and 2011 was recorded as amortization of intangible asset in the Statement of Operations.  The estimated annual amortization expense for the intangible asset is approximately $454,000 per year during 2012 through 2021 and $234,000 in 2022.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred.  No trigger events occurred for the three months ended June 30, 2012 on the $4,545,000 of intangible asset, net.

6.                 Accrued Liabilities

Accrued liabilities are comprised of the following:

	June 30,	December 31,
	2012	2011
Accrued royalties, government rebates, chargebacks, returns and distribution fees	$4,474	$4,678
Accrued personnel costs	3,371	4,885
Accrued research and development expenses	2,501	2,117
Accrued professional fees	1,816	642
Accrued sales and marketing expenses	1,563	1,997
Accrued expenses - other	2,070	1,621
	$15,795	$15,940

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

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party. Title to the product passes upon delivery to our distributors, when the risks and rewards of ownership are assumed by the distributor (freight on board destination). These distributors then resell FOLOTYN to the patients’ respective health care providers.  We monitor inventory levels within our distribution channel and sales to end users, or health care providers, to determine whether deferral of sales is required. No such deferrals were recorded at June 30, 2012 or 2011.

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

Product Returns

Our distributors’ contractual return rights are limited to defective product or product that was shipped in error.  Returns are not contractually allowed for expired product.  Given these limited contractual return rights, the high price of FOLOTYN and the limited number of PTCL patients in the United States, FOLOTYN distributors and their customers generally carry limited inventory.  We estimated product returns for FOLOTYN based upon actual returns history within our distribution channel, which were consistent with historical trends of product returns for similar companies in the pharmaceutical industry.  The actual returns history within our distribution channel is derived from third-party information obtained from certain distributors with respect to their inventory levels and sell-through to the distributors’ customers.  We will continue to monitor the historical trend of returns, including the impacts on this trend of product expiry dates and may be required to make future adjustments to our estimates.  Through June 30, 2012, product returns have been negligible.  See activity for the three and six months ended June 30, 2012 and 2011 in the tables below.

Medicaid Rebates

Our product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. We record estimated rebates payable under governmental programs, including Medicaid, as a reduction of revenue at the time revenues are recorded. Our calculations related to these rebate accruals require estimates, including estimates of customer mix primarily based on a combination of market and clinical research, to determine which sales will be subject to rebates and the amount of such rebates.  Our estimate of utilization is based on market research and information about our expected patient population.  Through June 30, 2012, we have not had sufficient claims from states for rebates with which to update our estimate.  However, when we have sufficient claims history, we will consider such history in our estimate which could result in a change in our estimate.  We also consider any legal interpretations of the applicable laws related to Medicaid and qualifying federal and state government programs and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates.  We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale. For reference purposes, a 10% increase in the Medicaid utilization percentage within our patient population as of June 30, 2012, would result in an approximate $2.1 million reduction in cumulative net product sales.

Government Chargebacks

Our products are subject to certain programs with federal government qualified entities whereby pricing on products is discounted below distributor list price to participating entities. These entities purchase products through distributors at the discounted price, and the distributors charge the difference between their acquisition cost and the discounted price back to us. We account for chargebacks by establishing an accrual in an amount equal to our estimate of chargeback claims at the time of product sale. We do not expect the impact of the 340B Public Health Services drug discount program expansion included in the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Affordability Reconciliation Act of 2010, or PPACA, to significantly change our estimated government chargeback accruals because drugs approved under an Orphan Drug designation were specifically excluded from the provisions of the PPACA.  The FDA has awarded orphan drug status to FOLOTYN for the treatment of patients with T-cell lymphoma, which includes patients with relapsed or refractory PTCL.  We evaluate previously recorded chargebacks based on data regarding specific entities’ lack of claim activity over time.  As a result of this evaluation, during the three months ended June 30, 2012 we recorded a reversal of government chargeback allowances related to prior period sales totaling $190,000.  As a result of a similar evaluation, during the six months ended June 30, 2012 and 2011 we recorded a reversal of government chargeback allowances related to prior period sales totaling $391,000 and $301,000, respectively.  Due to estimates and assumptions inherent in determining the amount of government chargebacks, the actual amount of claims for chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly.

A reconciliation of gross to net product sales for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Gross product sales	$12,127	$12,522	$23,340	$24,594
Gross to Net Sales Adjustments
Government rebates and chargebacks	(706)	(1,055)	(1,640)	(1,797)
Distribution fees	(416)	(370)	(840)	(715)
Product returns allowance	(38)	(125)	(135)	(246)
Net product sales	$10,967	$10,972	$20,725	$21,836

Balances and activity in the product returns, government rebates and chargebacks and distribution fees payable accounts for the six months ended June 30, 2012 and 2011 are as follows:

		Government
	Product	Rebates and	Distribution
	Returns	Chargebacks	Fees
Balance at December 31, 2010	$428	$2,224	$263
Reserve for current period sales	246	2,098	715
Change in estimate for prior period sales	—	(301)	—
Credits/payments made for prior period sales	—	(416)	(198)
Credits/payments made for current period sales	—	(1,215)	(559)
Balance at June 30, 2011	$674	$2,390	$221

Balance at December 31, 2011	$762	$2,313	$368
Reserve for current period sales	218	2,031	840
Change in estimate for prior period sales	(83)	(391)	—
Credits/payments made for prior period sales	(19)	(181)	(168)
Credits/payments made for current period sales	(7)	(1,480)	(641)
Balance at June 30, 2012	$871	$2,292	$399

Major Customers and Concentration of Credit Risk

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party and are detailed below, without requiring collateral.  We periodically assess the financial strength of these customers and establish allowances for anticipated losses, if necessary.  Substantially all of our sales for the three and six months ended June 30, 2012 and 2011 were made in the United States.  Trade accounts receivable totaled $9.2 million and $14.8 million at June 30, 2012 and December 31, 2011, respectively.

	% of total trade accounts
	receivable at
	June 30,	December 31,
	2012	2011
Customer A	71.8%	68.8%
Customer B	10.6%	9.7%
Customer C	13.5%	20.7%

	% of total gross product sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Customer A	63.3%	56.9%	67.5%	53.4%
Customer B	22.2%	16.5%	17.2%	20.3%
Customer C	10.3%	24.0%	11.0%	24.7%

Cost of sales

Cost of sales, excluding amortization expense, includes cost of product sold, royalties, inventory packaging and labeling, warehousing and shipping costs associated with FOLOTYN product sales.  See discussion in Note 11 regarding the 8% current royalty rates under the FOLOTYN License Agreement.  Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense.  As of December 31, 2011, the reduced-cost finished goods inventory has been substantially utilized.  Had this reduced-cost inventory been capitalized, the impact to our research and development expense and cost of sales, excluding amortization expense, would not have been material in the three and six months ended June 30, 2012 or 2011.

8.              Mundipharma Agreements

In May 2011, we entered into a strategic collaboration agreement with Mundipharma, or the Mundipharma Collaboration Agreement, pursuant to which we agreed to collaborate in the development of FOLOTYN according to a mutually agreed-upon development plan, as updated by the parties from time to time.  Under the Mundipharma Collaboration Agreement, we retain full commercialization rights for FOLOTYN in the United States and Canada with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world, or the Mundipharma territories.  We received an upfront payment of $50.0 million upon execution of the Mundipharma Collaboration Agreement.  As discussed above in Note 1, our MAA was not approved by the EMA and as a result, we believe we will not earn the $14.5 million milestone payment from Mundipharma related to obtaining conditional approval by December 31, 2012 of FOLOTYN for the treatment of patients with relapsed or refractory PTCL in Europe.  We may receive potential regulatory milestone payments of up to $11.5 million and commercial progress- and sales-dependent milestone payments of up to $289.0 million.  All of the remaining potential milestone payments are not deemed to be substantive for accounting purposes and will be recognized when the appropriate revenue recognition criteria have been met.  We are also entitled to receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories.

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

•                  Research and development services provided by Allos related to jointly agreed-upon clinical development activities through approximately 2022, with cost sharing as discussed above; and

•                  Clinical trial supply obligations to supply FOLOTYN for use in the certain clinical studies required by the EMA to assess the safety and efficacy of FOLOTYN in children, which we previously agreed to conduct as a condition of the EMA’s acceptance of the MAA for review.

Under the Mundipharma Collaboration Agreement, Mundipharma is initially responsible for 40% of the joint development costs incurred by the parties, which increases to 50% upon the later of (i) the calendar quarter of the first approval of FOLOTYN in the EU for relapsed or refractory PTCL or first-line PTCL, and (ii) the first calendar quarter in which the development cost differential equals or exceeds $15.0 million. The “development cost differential” is defined as the cumulative amount of joint development costs that Mundipharma would have incurred if it was responsible for 50% of the joint development costs rather than its initial 40% share.  To the extent that this development cost differential does not meet or exceed $15.0 million by December 31, 2019, then we are required to pay Mundipharma the difference between $15.0 million and the amount of the development cost differential as of December 31, 2019.

The total amount of consideration allocable to the Mundipharma Agreements is limited to the amount that is fixed or determinable other than with respect to the impact of either of the following: (a) any refund rights or other concessions to which the customer may be entitled or (b) performance bonuses to which the vendor may be entitled. Since a portion of the arrangement consideration received by us is subject to a contingent payment obligation relating to the development cost differential as described above, we excluded the amount of this contingent payment obligation from the arrangement consideration. As amounts related to the contingent payment obligation become nonrefundable, these amounts are added to the arrangement consideration and reallocated to the deliverables in the period in which the amounts become nonrefundable.

As of June 30, 2012, the development cost differential of $499,000 was included in the allocable Mundipharma arrangement consideration, and our contingent payment obligation related to the development cost differential was approximately $14,501,000 and is recorded as an other long-term liability on the Balance Sheet. We record the joint development cost reimbursements received from Mundipharma as license and other revenue in the Statement of Operations; and we record the full amount of our joint development costs as research and development expense.

We performed the regulatory services under the Mundipharma Collaboration Agreement over a period of one year, or through May 10, 2012, with no general right of return.  Therefore, all allocated arrangement consideration related to the regulatory services was recognized using the proportional performance method, by which revenue is recognized in proportion to the costs incurred, during the service period of one year.

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

As of June 30, 2012, no clinical supply has been delivered under the Mundipharma Supply Agreement, therefore, there was no revenue recognized during the three or six months ended June 30, 2012 or 2011 related to this deliverable.

Revenues recognized in the Statement of Operations related to the Mundipharma Agreements were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

License	$42	$22,653	$83	$22,653
Regulatory	1,788	615	2,672	615
Research and development	675	186	1,326	186
License and other revenue	$2,505	$23,454	$4,081	$23,454

License and other revenue for the three months ended June 30, 2012 and 2011 includes $560,000 and $156,000, respectively, related to the 40% joint development cost reimbursement under the Mundipharma Agreements. License and other revenue for the six months ended June 30, 2012 and 2011 includes $1,102,000 and $156,000, respectively, related to the 40% joint development cost reimbursement under the Mundipharma Agreements.

As of June 30, 2012 and December 31, 2011, accounts receivable related to the Mundipharma Agreements totaled $568,000 and $446,000, respectively.  As of June 30, 2012 and December 31, 2011, deferred amounts related to the Mundipharma Agreements consisted of:

	June 30,	December 31,
	2012	2011
Current deferred revenue	$1,133	$3,521

Long-term deferred revenue	$6,736	$7,032
Development cost differential contingent payment	14,501	14,777
Long-term deferred revenue and other liabilities	$21,237	$21,809

Cost of license and other revenue in the Statement of Operations for the three and six months ended June 30, 2012 was $477,000 and $1,343,000, respectively, and consisted of costs incurred in connection with the regulatory services provided related to the European MAA.  Cost of license and other revenue in the Statement of Operations for the three and six months ended June 30, 2011 totaled $10,571,000 and consisted of 20%, or $10.0 million, of the $50.0 million upfront payment to the licensors of FOLOTYN under the terms of the FOLOTYN License Agreement and $571,000 of costs incurred in connection with the regulatory services provided related to the European MAA.

9.                Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2012 and 2011 has been recognized in the accompanying Statements of Operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Research and development	$657	$814	$1,476	$1,972
Selling, general and administrative	1,708	2,011	3,784	4,525
Total stock-based compensation expense	$2,365	$2,825	$5,260	$6,497

We did not recognize a related tax benefit during the three months ended June 30, 2012 and 2011, as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of June 30, 2012.  No stock-based compensation expense was capitalized on our Balance Sheet as of June 30, 2012 and December 31, 2011.

Stock-based compensation expense by equity award type for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Restricted stock units	$1,752	$2,180	$3,620	$4,037
Stock options	609	635	1,621	2,419
Employee stock purchase plan	4	10	19	39
Restricted stock	—	—	—	2
Total stock-based compensation expense	$2,365	$2,825	$5,260	$6,497

As of June 30, 2012, the unrecognized stock-based compensation balance and estimated weighted-average amortization period by equity award type was as follows:

		Weighted-
	Unrecognized	average
	stock-based	remaining
	compensation	amortization
	balance	period

Restricted stock units	$6,969	1.6
Stock options	1,590	1.2

Stock Options

The following table summarizes activity and related information for stock option awards granted under our equity incentive plans:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
	Number of	Average	Grant-date	Number of	Average
	Shares	Exercise Price	Fair Value	Shares	Exercise Price
Outstanding at December 31, 2011	7,124,934	$5.90		4,987,338	$6.12
Granted	272,000	1.59	$0.86
Exercised	—	—
Forfeited/Expired	(652,233)	5.86
Outstanding at June 30, 2012	6,744,701	$5.73		5,106,192	$6.07

The following table summarizes information about outstanding stock options that are fully vested and currently exercisable, and outstanding stock options that are expected to vest in the future:

		Weighted Average	Weighted
	Number	Remaining	Average	Aggregate
	Outstanding	Contractual Term	Exercise Price	Intrinsic Value
As of June 30, 2012:
Options fully vested and exercisable	5,106,192	5.8	$6.07	$—
Options expected to vest, including effects of expected forfeitures	1,267,133	8.2	$4.81	49,000
Options fully vested and expected to vest	6,373,325	6.3	$5.82	$49,000

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our closing stock price of $1.79 as of June 29, 2012, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.  There were no in-the-money options exercisable as of June 30, 2012.

There were no options exercised during the three or six months ended June 30, 2012.  The total intrinsic value of options exercised during the three and six months ended June 30, 2011 was $1,000, determined as of the date of option exercise.  We settle employee stock option exercises with newly issued shares of common stock.  No tax benefits were realized by us in connection with these exercises during the three and six months ended June 30, 2012 and 2011 as we maintain net operating loss carryforwards and we have established a valuation allowance against the entire tax benefit as of June 30, 2012.

Restricted Stock Unit Awards

The following table summarizes activity and related information for RSU awards:

		Weighted
		Average
	Number of	Grant-date
	Shares	Fair Value
Nonvested RSU at December 31, 2011	3,571,937	$3.89
Granted	3,191,038	1.55
Vested	(742,886)	3.98
Forfeited	(280,203)	2.95
Nonvested RSU at June 30, 2012	5,739,886	$2.62

The RSU awards vest either (i) on the first anniversary of the date of grant, (ii) in equal installments on each of either the first two, three or four anniversaries of the date of grant or (iii) in a series of eight successive equal semi-annual installments over the four-year period from the date of grant, subject to continued service through such vesting dates. Upon vesting of the RSU awards, we issue unrestricted shares of our common stock.  The total fair value of shares vested during the three months ended June 30, 2012 and 2011 was $81,000 and $82,000, respectively.  The total fair value of shares vested during the six months ended June 30, 2012 and 2011 was $1,164,000 and $380,000, respectively.

10.          Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by giving effect to all dilutive potential common stock outstanding during the period, including stock options, restricted stock, RSU awards and shares to be issued under the Company ESPP.  See further discussion in Note 1, above.

Diluted net loss per share is the same as basic net loss per share for all periods presented because any potential dilutive share of common stock were anti-dilutive due to our net loss (as including such shares would decrease our basic net loss per share). Such potentially dilutive shares of common stock are excluded when the effect would be to reduce net loss per share. Because we reported a net loss for each of the three and six months ended June 30, 2012 and 2011, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented. Such potentially dilutive shares of common stock consist of the following:

	June 30,
	2012	2011
Common stock options	6,744,701	7,993,310
Unvested restricted stock units	5,739,886	4,209,432
	12,484,587	12,202,742

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

Under the terms of the FOLOTYN License Agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities.  In addition, we pay the licensors royalties based on worldwide graduated annual levels of net sales of FOLOTYN, net of actual rebates, chargebacks and returns, or distributor sales, which may be different than our net product revenue recognized in accordance with U.S. generally accepted accounting principles, or GAAP, or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur.  For purposes of the FOLOTYN License Agreement, annual worldwide sales consists of our distributor sales and annual net sales of FOLOTYN in the Mundipharma Territories, as reported to us under the Mundipharma Collaboration Agreement, if and when such sales occur in the Mundipharma Territories.  Royalties are 8% of annual worldwide sales up to $150.0 million; 9% of annual worldwide sales of $150.0 million through $300.0 million; and 11% of annual worldwide sales in excess of $300.0 million.  For the three and six months ended June 30, 2012 and 2011, our royalties were 8% of our net distributor sales.  As of June 30, 2012, accrued royalties were $911,000 and are included in accrued liabilities on the Balance Sheet.

AMAG Merger Transaction Class Action Lawsuits

On July 19, 2011, we entered into an Agreement and Plan of Merger and Reorganization, or AMAG Merger Agreement, with AMAG Pharmaceuticals, Inc., or AMAG, and Alamo Acquisition Sub, Inc., as amended on August 8, 2011.  On October 21, 2011, the AMAG Merger Agreement was terminated.  In July 2011, two lawsuits were filed in the Delaware Court of Chancery relating to the proposed merger between Allos and AMAG, which two cases were later consolidated as In Re Allos Therapeutics, Inc. Shareholders Litigation, Consolidated C.A. No. 6714-VCN.  Following announcement of the proposed merger between Allos and Spectrum, the consolidated case became one of the Spectrum Transaction Class Action Lawsuits discussed below and part of the settlement memorialized in the memorandum of understanding dated May 7, 2012.

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

On April 30, 2012, an Amended Class Action Complaint was filed in the matter captioned Radmore v. Allos Therapeutics, Inc., et al., No. 1:12-cv-00948-PAB-CBS, adding allegations that the Schedule 14D-9 filed by us with the SEC on April 13, 2012, as amended, contains inadequate, incomplete and/or misleading disclosures in violation of our directors’ fiduciary duties and section 14(e) of the Securities Exchange Act of 1934.

On May 7, 2012, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the actions pending in the Delaware Court of Chancery and United States District Court for the District of Colorado signed a memorandum of understanding, or the MOU, regarding a proposed settlement of all claims asserted in the actions related to the Offer and the Merger.  In connection with the MOU, we agreed to further amend the Schedule 14D-9, previously filed with the SEC, to include certain supplemental disclosures.  Under the terms of the proposed settlement, the expected settlement award would not exceed $850,000, of which we expect a portion to be paid by our insurance carriers and Spectrum.  The settlement is contingent upon, among other items, the execution of a formal stipulation of settlement and court approval, as well as the Merger becoming effective under applicable law.  We will record our portion of the settlement upon the Merger becoming effective.  Subject to satisfaction of the conditions set forth in the MOU, the defendants will be released by the plaintiffs and all members of the relevant class of Company stockholders from all claims arising out of the Offer and the Merger, upon which occurrence defendants will seek termination of any and all continuing shareholder actions in which the released claims are asserted.  In the event the settlement is not approved or such conditions are not satisfied, we will continue to vigorously defend all the actions related to the Offer and the Merger.

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

Recent Developments

In January 2012, the European Medicines Agency, or EMA, Committee for Medicinal Products for Human Use, or CHMP, adopted an opinion recommending against approval of our Marketing Authorisation Application, or MAA, for FOLOTYN for the treatment of patients with relapsed or refractory PTCL in Europe.  We submitted a request for the re-examination of the CHMP opinion in January 2012, and, on April 19, 2012, the CHMP confirmed its position and adopted a final opinion recommending against approval of the MAA.  On the same day, the CHMP forwarded a copy of its final opinion to the European Commission, or the EC, which is the regulatory authority responsible for rendering a final decision on the MAA.  On June 21, 2012, we received a letter from the EC stating that the EC had adopted the CHMP’s opinion recommending against approval of the MAA. The decision is final and binding, and we have no means to appeal.

Acquisition by Spectrum Pharmaceuticals

On April 4, 2012, we entered into an Agreement and Plan of Merger, or the Spectrum Merger Agreement, with Spectrum and Sapphire Acquisition Sub, Inc., or Spectrum Merger Sub.  Pursuant to the Spectrum Merger Agreement and upon the terms and subject to the conditions thereof, Spectrum Merger Sub commenced a tender offer, or the Offer, pursuant to an Offer to Purchase, dated April 13, 2012, to acquire all of our issued and outstanding shares of common stock, or the Shares, for consideration per share consisting of (i) an amount in cash equal to $1.82 without interest, less any applicable withholding tax, which amount is referred to as the Cash Portion, and (ii) one contingent value right, referred to as a CVR.  The Cash Portion and the CVR together are referred to as the Offer Price.  Each CVR would have entitled the holder thereof to receive an additional cash payment of $0.11 if the following two milestones were met: (1) our MAA for FOLOTYN was approved by the EMA by December 31, 2012 and (2) the first reimbursable commercial sale of FOLOTYN was achieved in at least three of the specified major markets in the European Union, or EU, by December 31, 2013.  As discussed in Recent Developments above, our MAA was not approved by the EMA and we believe there is no longer any possibility that these milestones will be achieved.

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

Pursuant to the Spectrum Merger Agreement, we also agreed to: (i) take all action that may be necessary to cause any outstanding offer period (or similar period during which shares of the Company’s common stock may be purchased), or the Final Offering, under the Allos 2001 Employee Stock Purchase Plan, or the Company ESPP, to be terminated on the earlier to occur of (A) June 30, 2012 and (B) the date immediately following the Company’s last payroll payment date prior to the Acceptance Time, the date of such termination being referred to as the Designated Date; (ii) make any pro-rata adjustments that may be necessary to reflect the shortened Final Offering, but otherwise treat such shortened Final Offering as a fully effective and completed offering period for all purposes under the Company ESPP; and (iii) cause the exercise as of the Designated Date of each outstanding purchase right under the Company ESPP.  Pursuant to the Spectrum Merger Agreement, the Company must terminate the Company ESPP on the Designated Date and immediately following the end of the Final Offering.  Our final payroll date prior to the initial expiration date of the Offer was April 27, 2012, and, as a result, we have taken the foregoing actions and terminated the Company ESPP as of April 28, 2012.

In the Offer, each Share validly tendered and not withdrawn will be accepted for payment by Spectrum Merger Sub in accordance with the terms of the Offer (but in no event sooner than 20 business days after the commencement of the Offer).  The Offer is currently scheduled to expire at 5:00 p.m., Eastern time, on Monday, August 6, 2012, unless the Offer is extended.  Pursuant to the Spectrum Merger Agreement, following the consummation of the Offer, and subject to the satisfaction or written waiver of certain conditions set forth in the Spectrum Merger Agreement, Spectrum Merger Sub will be merged with and into us and we will continue as the surviving corporation.  This transaction is referred to as the Merger.  At the effective time of the Merger, all remaining outstanding Shares not tendered in the Offer (other than Shares owned by Spectrum or Spectrum Merger Sub, Shares owned by us as treasury stock or owned of record by any of our subsidiaries or Shares held by stockholders who properly exercise their appraisal rights under the Delaware General Corporate Law) will be cancelled and converted into the right to receive the Offer Price.

Spectrum Merger Sub’s obligation to accept for payment and pay for all Shares validly tendered pursuant to the Offer is subject to (i) the termination or expiration of any waiting period applicable to the consummation of the Offer and the Merger under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, (ii) a majority of the Shares outstanding having been tendered and not withdrawn at the expiration of the Offer and (iii) other customary closing conditions.  Following the Merger, we will become a wholly-owned subsidiary of Spectrum.

On May 10, 2012, the Company and Spectrum announced that each of the Company and Spectrum had received a Request For Additional Information and Documentary Material, or the Second Request, from the Federal Trade Commission, or the FTC, which extends the waiting period under the HSR Act until 11:59 p.m., New York time, on the 10th day after the date Spectrum has substantially complied with the Second Request, or until 11:59 p.m., New York Time, on the next business day following that date, if the 10th day falls on a Saturday, Sunday or legal holiday.  After that time, the waiting period may be extended only by a court order or with the parties’ consent. The FTC may terminate the waiting period before its expiration.  The Company and Spectrum are continuing to cooperate with the FTC in relation to the Second Request.

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

The Spectrum Merger Agreement also contains customary termination provisions for us and Spectrum and provides that, in connection with the termination of the Spectrum Merger Agreement related to a competing acquisition proposal under certain specified circumstances, we may be required to pay Spectrum a termination fee of $7.5 million.  Further, either the Company or Spectrum may terminate the Spectrum Merger Agreement if, in certain circumstances, the Offer has not been consummated by September 5, 2012, unless the failure of the Offer to be consummated is attributable to a failure of the party seeking to terminate the Spectrum Merger Agreement to perform its obligations thereunder.

Strategic Collaboration with Mundipharma

In May 2011, we entered into a strategic collaboration agreement with Mundipharma, or the Mundipharma Collaboration Agreement, pursuant to which we agreed to collaborate in the development of FOLOTYN according to a mutually agreed-upon development plan, as updated by the parties from time to time.  Under the Mundipharma Collaboration Agreement, we retain full commercialization rights for FOLOTYN in the United States and Canada with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world, or the Mundipharma territories.  We received an upfront payment of $50.0 million upon execution of the Mundipharma Collaboration Agreement.  As discussed above in “Recent Developments,” our MAA was not approved by the EMA and as a result, we believe we will not earn the $14.5 million milestone payment from Mundipharma related to obtaining conditional approval by December 31, 2012 of FOLOTYN for the treatment of patients with relapsed or refractory PTCL in Europe.  We may receive potential regulatory milestone payments of up to $11.5 million and commercial progress- and sales-dependent milestone payments of up to $289.0 million.  We are also entitled to receive tiered double-digit royalties based on net sales of FOLOTYN within the Mundipharma territories.  Of the $50.0 million upfront payment, 20%, or $10.0 million, was paid by Allos to the licensors of FOLOTYN under the terms of our license agreement, as amended, with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute, or the FOLOTYN License Agreement.  Allos and Mundipharma will jointly fund worldwide development costs, initially on a 60:40 basis, respectively; which will change to a 50:50 basis if certain pre-defined milestones are achieved.  The parties’ joint development funding supports mutually agreed-upon clinical development activities, including, but not limited to, the ongoing and planned Phase 3 registration studies of FOLOTYN in patients with previously undiagnosed PTCL and in patients with relapsed or refractory cutaneous T-cell lymphoma, or CTCL.  Pursuant to a separate supply agreement with Mundipharma Medical Company, an affiliate of Mundipharma, we will supply FOLOTYN for Mundipharma’s clinical and commercial uses. We refer to this as the Mundipharma Supply Agreement, and we refer to the Mundipharma Supply Agreement and the Mundipharma Collaboration Agreement together as the Mundipharma Agreements. During the six months ended June 30, 2012, we recognized $4.1 million of license and other revenue under the Mundipharma Agreements.

We and Mundipharma are currently seeking regulatory approval to market FOLOTYN in certain countries outside the United States and Canada for the treatment of patients with relapsed or refractory PTCL.  In July 2012, FOLOTYN was approved for marketing in South Korea for the treatment of adult patients with relapsed or refractory PTCL.  Mundipharma has also submitted applications seeking regulatory approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL in Australia, Israel, Philippines and Switzerland and may submit additional applications in Japan and other countries.  As discussed above, in June 2012, the EC adopted the CHMP’s opinion recommending against approval of our MAA for FOLOTYN for the treatment of patients with relapsed or refractory PTCL in Europe. The decision is final and binding, and we have no means to appeal.  We and Mundipharma plan to evaluate alternative registration strategies for obtaining regulatory approval to market FOLOTYN in Europe.

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

Our ability to achieve sustained profitability is dependent on our ability, alone or with partners, to significantly increase sales of FOLOTYN for the treatment of patients with relapsed or refractory PTCL in the United States.  The amount of our future product sales is subject to significant uncertainty.  We may never generate sufficient revenue from product sales to become profitable.  We recently entered into the Spectrum Merger Agreement with Spectrum.  Under the Spectrum Merger

Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger that could further adversely affect our ability to realize certain of our business strategies and our ability to achieve profitability if the Merger is not completed.  In addition, as a result of the announcement and pendency of the potential Merger, our employees have experienced uncertainty regarding their future roles with the combined company, which has disrupted our business and adversely affected our ability to retain, recruit and motivate certain key personnel, including sales employees.

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

Comparison of three months ended June 30, 2012 and 2011

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

We sell FOLOTYN to a limited number of pharmaceutical wholesale distributors, or distributors, the three largest of which are affiliates under common control of an unrelated party.  Title to the product passes upon delivery to our distributors, when the risks and rewards of ownership are assumed by the distributor (freight on board destination).  These distributors then resell FOLOTYN to the patients’ respective health care providers.  Through June 30, 2012, product returns have been negligible.  Our distributors’ contractual return rights are limited to defective product or product that was shipped in error.  Returns are not contractually allowed for expired product.  Given these limited contractual return rights, the high price of FOLOTYN and the limited number of PTCL patients in the United States, FOLOTYN distributors and their customers generally carry limited inventory.

A reconciliation of gross to net product sales for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Gross product sales	$12.1	$12.5	$23.3	$24.6
Gross to Net Sales Adjustments
Government rebates and chargebacks	(0.7)	(1.0)	(1.7)	(1.8)
Distribution fees	(0.4)	(0.4)	(0.8)	(0.7)
Product returns allowance	—	(0.1)	(0.1)	(0.3)
Net product sales	$11.0	$11.0	$20.7	$21.8

Gross product sales to distributors for the three months ended June 30, 2012 were $12.1 million, a $0.4 million decrease as compared to the same period in 2011.  This decrease relates to a 5% decrease in the number of units sold to our distributors, partially offset by a 5% increase in price, which became effective on January 1, 2012.  Gross product sales to distributors for the six months ended June 30, 2012 were $23.3 million, a $1.3 million decrease as compared to the same period in 2011.  This decrease relates to a 10% decrease in the number of units sold to our distributors, partially offset by a 5% increase in price, which became effective on January 1, 2012.

Gross to net sales adjustments as a percent of gross product sales were 10% and 12% for the three months ended June 30, 2012 and 2011, respectively.  Gross to net sales adjustments as a percent of gross product sales were 11% for both of the six month periods ended June 30, 2012 and 2011.  The decrease in gross to net sales adjustments as a percent of gross product sales for the three months ended June 30, 2012, primarily relates to decreased government rebates and chargebacks due to the change in estimates discussed below.

Balances and activity in the product returns, government rebates and chargebacks and distribution fees payable accounts for the six months ended June 30, 2012 and 2011 are as follows (in millions):

		Government
	Product	Rebates and	Distribution
	Returns	Chargebacks	Fees
Balance at December 31, 2010	$0.4	$2.2	$0.3
Reserve for current period sales	0.3	2.1	0.7
Change in estimate for prior period sales	—	(0.3)	—
Credits/payments made for prior period sales	—	(0.4)	(0.2)
Credits/payments made for current period sales	—	(1.2)	(0.6)
Balance at June 30, 2011	$0.7	$2.4	$0.2

Balance at December 31, 2011	$0.8	$2.3	$0.4
Reserve for current period sales	0.2	2.0	0.8
Change in estimate for prior period sales	(0.1)	(0.4)	—
Credits/payments made for prior period sales	—	(0.2)	(0.2)
Credits/payments made for current period sales	—	(1.5)	(0.6)
Balance at June 30, 2012	$0.9	$2.2	$0.4

Our products are subject to certain programs with federal government qualified entities whereby pricing on products is discounted below distributor list price to participating entities.  These entities purchase products through distributors at the discounted price, and the distributors charge the difference between their acquisition cost and the discounted price back to us. We account for chargebacks by establishing an accrual in an amount equal to our estimate of chargeback claims at the time of product sale.  We do not expect the impact of the 340B Public Health Services drug discount program expansion included in the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Affordability Reconciliation Act of 2010, or PPACA, to significantly change our estimated government chargeback accruals because drugs approved under an Orphan Drug designation were specifically excluded from the provisions of the PPACA.  The FDA has awarded orphan drug status to FOLOTYN for the treatment of patients with T-cell lymphoma, which includes patients with relapsed or refractory PTCL.  We evaluate previously recorded chargebacks based on data regarding specific entities’ lack of claim activity over time.  As a result of this evaluation, during the three months ended June 30, 2012 we recorded a reversal of government chargeback allowances related to prior period sales totaling $0.2 million.  As a result of a similar evaluation, during the six months ended June 30, 2012 and 2011 we recorded a reversal of government chargeback allowances related to prior period sales totaling $0.4 million and $0.3 million, respectively.  Due to estimates and assumptions inherent in determining the amount of government chargebacks, the actual amount of claims for chargebacks may be different from our estimates, at which time we would adjust our reserves accordingly.

Product returns, government rebates and chargebacks reflect management estimates which are further discussed in the “Critical Accounting Policies” section below.

License and other revenue.  In May 2011, we entered into a strategic collaboration agreement to co-develop FOLOTYN with Mundipharma.  Under the Mundipharma Collaboration Agreement, we received an upfront payment of $50.0 million and may receive potential regulatory milestone payments of up to $11.5 million and commercial progress- and sales-dependent milestone payments of up to $289.0 million as further described in the “Critical Accounting Policies” section below.

License and other revenue related to the Mundipharma Agreements for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
License	$—	$22.7	$0.1	$22.7
Regulatory	1.8	0.6	2.7	0.6
Research and development	0.7	0.2	1.3	0.2
License and other revenue	$2.5	$23.5	$4.1	$23.5

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

•                  Research and development services provided by Allos related to jointly agreed-upon clinical development activities through approximately 2022, with cost sharing discussed in Note 8 “Mundipharma Agreements” of the unaudited June 30, 2012 financial statements included herein above; and

•                  Clinical trial supply obligations to supply FOLOTYN for use in the clinical studies required by the EMA to assess the safety and efficacy of FOLOTYN in children.

Because delivery of the Licenses occurred upon the execution of the Mundipharma Collaboration Agreement in May 2011 and there is no general right of return, all allocated arrangement consideration related to the Licenses upon execution of the Mundipharma Collaboration Agreement and subsequent allocations is recognized as revenue in the period of the allocation.

We performed the regulatory services under the Mundipharma Collaboration Agreement over a period of one year, or through May 10, 2012, with no general right of return.  Therefore, all allocated arrangement consideration related to the regulatory services was recognized using the proportional performance method, by which revenue is recognized in proportion to the costs incurred, during the service period of one year.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Cost of sales, excluding amortization expense	$1.0	$1.0	$2.0	$2.0

Prior to receiving FDA approval of FOLOTYN, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense, or the reduced-cost inventory.  As of December 31, 2011, the reduced-cost finished goods inventory had been substantially utilized.  Had this reduced-cost inventory been capitalized, the impact to our research and development expense and cost of sales, excluding amortization expense, would not have been material in the three or six months ended June 30, 2012 or 2011.

The $1.0 million of cost of sales, excluding amortization expense, for both the three months ended June 30, 2012 and 2011 and the $2.0 million of cost of sales, excluding amortization expense, for both the six months ended June 30, 2012 and 2011, respectively, were primarily attributable to an 8% royalty on gross product sales payable to the licensors of FOLOTYN under the terms of the FOLOTYN License Agreement.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Cost of license and other revenue	$0.5	$10.6	$1.3	$10.6

Cost of license and other revenue for the three and six months ended June 30, 2012 consisted of costs incurred in connection with the regulatory services provided by Allos related to the MAA.  Cost of license and other revenue for the three and six months ended June 30, 2011 consisted of: (i) $10 million, or 20% of the $50.0 million upfront payment to the licensors of FOLOTYN under the terms of the FOLOTYN License Agreement and, (ii) $0.6 million of costs incurred in connection with the regulatory services provided by Allos related to the MAA.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Research and development	$5.3	$5.1	$10.6	$12.6

The $0.2 million increase in research and development expenses in the three months ended June 30, 2012 as compared to the same period in 2011 was primarily due to a $1.2 million increase in costs related to clinical trials involving FOLOTYN, including start-up costs for the post-approval studies required by the FDA and other trials with ongoing enrollment.

This increase was partially offset by:

•          a $536,000 decrease in personnel and related travel costs, mainly attributable to reduced headcount; and

•          a $377,000 decrease in costs related to clinical trials involving FOLOTYN that have closed enrollment.

The $2.0 million decrease in research and development expenses in the six months ended June 30, 2012 as compared to the same period in 2011 was primarily due to:

•          a $1.3 million decrease in personnel costs, mainly attributable to reduced headcount;

•          a $1.0 million decrease in costs related to clinical trials involving FOLOTYN that have closed enrollment;

•          a $698,000 decrease related to external costs incurred and internal costs allocated to regulatory services performed under the Mundipharma Agreements, which are included in cost of license and other revenue discussed above; and

•          a $496,000 decrease in non-cash stock-based compensation expense, as discussed in more detail in the Stock-based Compensation Expense section below.

This decrease was partially offset by a $1.7 million increase in costs related to clinical trials involving FOLOTYN, including start-up costs for the post-approval studies required by the FDA and other trials with ongoing enrollment.

Selling, General and Administrative.  Selling, general and administrative expenses include costs for sales and marketing activities, corporate development, medical affairs, executive administration, corporate offices and related infrastructure.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Selling, general and administrative	$14.6	$20.2	$30.0	$37.7

The $5.6 million decrease in selling, general and administrative expenses in the three months ended June 30, 2012 as compared to the same period in 2011 was primarily due to:

•            a $3.2 million decrease in personnel and related travel and infrastructure costs, mainly attributable to reduced headcount;

•            a $1.5 million decrease in sales and marketing costs associated with the commercialization of FOLOTYN, including promotional expenses, advisory boards, market research and costs related to trade shows;

•            a $509,000 decrease in contributions and educational grants; and

•            a $303,000 decrease in non-cash stock-based compensation expense, as discussed in more detail in the Stock-based Compensation Expense section below.

The $7.7 million decrease in selling, general and administrative expenses in the six months ended June 30, 2012 as compared to the same period in 2011 was primarily due to:

•            a $5.2 million decrease in personnel and related travel and infrastructure costs, mainly attributable to reduced headcount;

•            a $1.6 million decrease in sales and marketing costs associated with the commercialization of FOLOTYN, including promotional expenses, advisory boards, market research and costs related to trade shows;

•            a $878,000 decrease in contributions and educational grants;

•            a $741,000 decrease in non-cash stock-based compensation expense, as discussed in more detail in the Stock-based Compensation Expense section below; and

•            a $344,000 decrease in consulting and professional fees related to corporate relations.

These decreases were partially offset by an $1.1 million increase in legal and other professional fees, primarily related to our planned acquisition by Spectrum and the review by the Securities and Exchange Commission, or SEC, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the period ended September 30, 2011.

Amortization of intangible asset.  Amortization of intangible asset represents amortization expense of capitalized license costs over the expected patent life of the related product.

Amortization of intangible asset expense for the three months ended June 30, 2012 and 2011 was $113,000.  The expense was due to the amortization of the $5.8 million intangible asset resulting from a milestone payment under our license agreement for FOLOTYN in September 2009 discussed further in the “Obligations and Commitments” section below.  Amortization expense is being recorded on a straight line basis over the estimated remaining life of the composition of matter patent for FOLOTYN, which we expect to last until July 16, 2022. This includes the anticipated Hatch-Waxman extension that provides patent protection for drug compounds for a period of up to five years to compensate for time spent in development. This term is our best estimate of the life of the patent.  If, however, the Hatch-Waxman extension is not granted, the intangible asset will be amortized over a shorter period.

We expect amortization of intangible asset expense for the full year 2012 to be approximately $454,000.

Stock-based Compensation Expense.  Stock-based compensation expense for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Research and development	$0.7	$0.8	$1.5	$2.0
Selling, general and administrative	1.7	2.0	3.8	4.5
Total stock-based compensation expense	$2.4	$2.8	$5.3	$6.5

Stock-based compensation expense, by equity award type for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Restricted stock units	$1.8	$2.2	$3.6	$4.0
Stock options	0.6	0.6	1.6	2.4
Employee stock purchase plan	—	0.0	0.0	0.1
Restricted stock	—	—	—	—
Total stock-based compensation expense	$2.4	$2.8	$5.2	$6.5

The $460,000 and $1.2 million decrease in stock-based compensation expense for the three and six month periods ended June 30, 2012, respectively, as compared to the same periods in 2011 was primarily due to the RSUs that were granted to existing employees in February 2012 pursuant to our annual grants vesting over four years instead of three years for the 2011 and 2010 grants and that the 2012 grants had a lower fair value at the grant date compared to the previous grants.

As of June 30, 2012, the unrecorded stock-based compensation balance and estimated weighted-average amortization period by equity award type was as follows:

	Unrecognized	Weighted-
	stock-based	average
	compensation	amortization
	balance	period
	(in millions)
Restricted stock units	$7.0	1.6
Stock options	1.6	1.2

Liquidity and Capital Resources

As of June 30, 2012, we had $87.6 million in cash, cash equivalents, and investments.  Of this amount, $85.8 million was held in money market funds and cash accounts and $43,000 was held in certificates of deposit with a weighted average duration of the remaining time to maturity of approximately three months.  Until required for use in our business, we invest our cash reserves in bank deposits, money market funds, high-grade corporate notes and U.S. government instruments in accordance with our investment policy.

We have financed our operations primarily through public sales of our equity securities.  In addition, we began generating revenue from sales of FOLOTYN in the fourth quarter of 2009.  Net product sales were $11.0 million and $20.7 million for the three and six months ended June 30, 2012, respectively, which partially offset our operating costs and expenses for the respective periods.

Net cash used to fund our operating activities for the six months ended June 30, 2012 was $10.2 million. Net cash provided by our operating activities for the six months ended June 30, 2011 was $10.8 million, primarily related to the $50 million upfront payment received in May 2011 under the Mundipharma Agreements, net of the 20%, or $10 million sublicense fee payment we made to the licensors of FOLOTYN, offset by cash used for operating activities.

Net cash provided by investing activities for the six months ended June 30, 2012 and 2011 was $10.3 million and $9.8 million, respectively, and consisted primarily of proceeds from maturities of investments offset by purchases of investments in the 2011 period.

Net cash provided by financing activities for the six months ended June 30, 2012 and 2011 was $57,000 and $124,000, respectively, and consisted primarily of proceeds from sales of stock under our employee stock purchase plan.

Based upon the current status of our product development and commercialization plans, we believe that our $87.6 million of cash, cash equivalents, and investments as of June 30, 2012 will be adequate to support our operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.  Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Under the terms of the FOLOTYN License Agreement, we owe the licensors $3.5 million in the event we obtain regulatory approval to market FOLOTYN in Europe and we owe sublicense fees equal to 20% of any milestone payments received from Mundipharma.

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

There have been no material changes to our Critical Accounting Policies since March 31, 2012.

Recent Accounting Pronouncements

We reviewed recently issued accounting pronouncements and plan to adopt those that are applicable to us. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments as of June 30, 2012 consisted of cash, cash equivalents, investments, accounts receivable, prepaid expenses, accounts payable and accrued liabilities.  All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  We invest in marketable securities in accordance with our investment policy.  The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs.  Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.  The weighted average duration of the remaining time to maturity for our portfolio of investments in marketable securities as of June 30, 2012 was approximately three months.  As of June 30, 2012, our investments of $43,000 were all classified as held-to-maturity and were held in a variety of interest-bearing instruments, consisting mainly of certificates of deposit. We did not hold any derivative instruments, foreign exchange contracts, asset backed securities, mortgage backed securities, auction rate securities, or securities of issuers in bankruptcy in our investment portfolio as of June 30, 2012.  We have the ability and intent to hold our remaining investments to recover the entire amortized cost basis of the investments as of June 30, 2012, although we monitor our investment portfolio with the primary objectives of preserving principal and maintaining proper liquidity to meet our operating needs.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Merger Transaction Class Action Lawsuits

On July 19, 2011, we entered into an Agreement and Plan of Merger and Reorganization, or AMAG Merger Agreement, with AMAG Pharmaceuticals, Inc., or AMAG, and Alamo Acquisition Sub, Inc., as amended on August 8, 2011.  On October 21, 2011, the AMAG Merger Agreement was terminated.  In July 2011, two lawsuits were filed in the Delaware Court of Chancery relating to the proposed merger between Allos and AMAG, which two cases were later consolidated as In Re Allos Therapeutics, Inc. Shareholders Litigation, Consolidated C.A. No. 6714-VCN.  Following announcement of the proposed merger between Allos and Spectrum, the consolidated case became one of the Spectrum Transaction Class Action Lawsuits discussed below and part of the settlement memorialized in the memorandum of understanding dated May 7, 2012.

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

On May 7, 2012, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the actions pending in the Delaware Court of Chancery and United States District Court for the District of Colorado signed a memorandum of understanding, or the MOU, regarding a proposed settlement of all claims asserted in the actions related to the Offer and the Merger.  In connection with the MOU, we agreed to further amend the Schedule 14D-9, previously filed with the SEC, to include certain supplemental disclosures.  Under the terms of the proposed settlement, the expected settlement award would not exceed $850,000, of which we expect a portion to be paid by our insurance carriers and Spectrum.  The settlement is contingent upon, among other items, the execution of a formal stipulation of settlement and court approval, as well as the Merger becoming effective under applicable law.  Subject to satisfaction of the conditions set forth in the MOU, the defendants will be released by the plaintiffs and all members of the relevant class of Company stockholders from all claims arising out of the Offer and the Merger, upon which occurrence defendants will seek termination of any and all continuing shareholder actions in which the released claims are asserted.  In the event the settlement is not approved or such conditions are not satisfied, we will continue to vigorously defend all the actions related to the Offer and the Merger.

ITEM 1A.  RISK FACTORS

Our business faces significant risks. These risks include those described below and may include additional risks of which we are not currently aware or that we currently do not believe are material. If any of the events or circumstances described in the following risk factors actually occurs, they may materially harm our business, financial condition, operating results and cash flow. As a result, the market price of our common stock could decline. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, operating results and financial condition.  Stockholders and potential investors in shares of our common stock should carefully consider the following risk factors, which hereby update those risks contained in the “Risk Factors” section of our Annual Report on Form 10-K, as amended,  for the year ended December 31, 2011, in addition to other information and risk factors in this report.  We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of the Company.  We are relying upon the safe harbor for all forward-looking statements in this report, and any such statements made by or on behalf of the Company are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this report. We consistently update and include our risk factors in our Quarterly Reports on Form 10-Q. Risk factors that have been substantively changed from those set forth in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011 have been marked with an asterisk immediately following the heading of such risk factor.

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

Litigation has been filed against Allos and the members of its board of directors challenging the Offer and the Merger and an adverse judgment in any such lawsuit may prevent the Offer and the Merger from becoming effective or from becoming effective within the expected timeframe.*

In April 2012, two putative class action lawsuits were filed against Allos, Spectrum, Spectrum Merger Sub and the members of the boards of directors of Allos and Spectrum, arising out of the proposed acquisition of Allos by Spectrum, challenging the proposed acquisition and seeking, among other things, to stop or delay the acquisition of Allos by Spectrum, or rescission of the proposed acquisition in the event it is consummated.  Another preexisting putative class action lawsuit relating to the previously proposed merger between Allos and AMAG Pharmaceuticals, Inc. was amended in April 2012 to allege claims and seek relief similar to that in the two newly filed suits.  One of the conditions to the completion of the Offer and the Merger is that no temporary restraining order, preliminary or permanent injunction or other order preventing the consummation of the Offer or the Merger shall have been issued by any court of competent jurisdiction or other governmental body and be in effect. Consequently, if the plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Offer or the Merger pursuant to the terms of the Spectrum Merger Agreement, such an injunction may prevent the completion of the proposed acquisition in the expected timeframe (or altogether).

On May 7, 2012, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to these pending actions signed a memorandum of understanding regarding a proposed settlement of all claims asserted in the actions related to the Offer and the Merger.  The settlement is contingent upon, among other items, the execution of a formal stipulation of settlement and court approval, as well as the Merger becoming effective under applicable law.

Obtaining required approvals necessary to satisfy the conditions to the completion of the Offer and the Merger may delay or prevent completion of the proposed acquisition by Spectrum.*

The completion of the Offer and the Merger is conditioned upon the receipt of certain governmental authorizations, consents, orders or other approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act. Spectrum and Allos intend to pursue all required approvals in accordance with the Spectrum Merger Agreement. On May 10, 2012, the Company and Spectrum announced that each of the Company and Spectrum had received a Request For Additional Information and Documentary Material, or the Second Request, from the Federal Trade Commission, or the FTC, which extends the waiting period under the HSR Act until 11:59 p.m., New York time, on the 10th day after the date Spectrum has substantially complied with the Second Request, or until 11:59 p.m., New York Time, on the next business day following that date, if the 10th day falls on a Saturday, Sunday or legal holiday.  After that time, the waiting period may be extended only by a court order or with the parties’ consent. The FTC may terminate the waiting period before its expiration.  The Company and Spectrum are continuing to cooperate with the FTC in relation to the Second Request.  However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Spectrum Merger Agreement.

If the Offer is not consummated by September 5, 2012, either we or Spectrum may terminate the Spectrum Merger Agreement.*

Either the Company or Spectrum may terminate the Spectrum Merger Agreement if, in certain circumstances, the Offer has not been consummated by September 5, 2012, unless the failure of the Offer to be consummated is attributable to a failure of the party seeking to terminate the Spectrum Merger Agreement to perform its obligations thereunder.

Risks Related to Us, Including as a Stand-Alone Company

We have a history of net losses and an accumulated deficit, and we may never generate sufficient revenue to achieve or maintain profitability in the future.*

We have incurred significant net losses and negative cash flows from operations.  To date, we have financed our operations primarily through the public and private sale of securities and net product sales.  For the six months ended June 30, 2012, we had a net loss of $19.3 million.  As of June 30, 2012, we had accumulated a deficit of $500.4 million.  We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses.

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

•                  potential negative perceptions of doctors related to the recent decision by the European Commission to refuse approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL; and

•                  we may not have adequate financial or other resources to significantly increase sales of FOLOTYN.

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

If we are unable to maintain adequate sales, marketing or distribution capabilities or enter into agreements with third parties to perform some of these functions, we will not be able to commercialize FOLOTYN effectively.*

The approval of FOLOTYN for the treatment of patients with relapsed or refractory PTCL is our first U.S. approval.  Accordingly, we have limited experience in sales, marketing and distribution of pharmaceutical products.  We may not be able to adequately maintain the necessary sales, marketing, supply chain management and reimbursement capabilities on our own or enter into arrangements with third parties to perform these functions in a timely manner or on acceptable terms.  Additionally, maintaining sales, marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our sales, marketing and distribution capabilities to the desired levels.  We may also experience disruption in connection with entering into the Spectrum Merger Agreement with Spectrum on April 4, 2012 and the announcement of the potential Merger.  As a result of the announcement and pendency of the potential Merger, our employees have experienced uncertainty regarding their future roles with the combined company, which has disrupted our business and adversely affected our ability to retain, recruit and motivate certain key personnel, including sales employees.  To be successful we must:

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

We are dependent upon a small number of customers for a significant portion of our revenue, and the loss of, or significant reduction or cancellation in sales to, any one of these customers could adversely affect our operations and financial condition.*

In the United States, we sell FOLOTYN to a small number of distributors who in turn sell-through to patient health care providers.  These distributors also provide multiple logistics services relating to the distribution of FOLOTYN, including transportation, warehousing, cross-docking, inventory management, packaging and freight-forwarding.  We do not promote FOLOTYN to these distributors and they do not set or determine demand for FOLOTYN.  For the six months ended June 30, 2012 and 2011, three companies affiliated with AmerisourceBergen Corporation accounted for substantially all of our FOLOTYN sales.  We expect significant customer concentration to continue for the foreseeable future.  Our ability to generate sales of FOLOTYN will depend, in part, on the extent to which these distributors are able to provide adequate distribution of FOLOTYN to patient health care providers.  Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor.  The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.  For example, our distributors’ inventory levels declined during the three months ended March 31, 2012 by approximately $2.0 million, resulting in lower net product sales for the three months ended March 31, 2012 of approximately $1.7 million after gross to net sales adjustments, or $0.02 per share of common stock.  On April 4, 2012, we entered into the Spectrum Merger Agreement with Spectrum pursuant to which we would become a wholly owned subsidiary of Spectrum.  In connection with the pending Merger, some of our distributors and customers may delay or defer purchase decisions or may determine to terminate or renegotiate their relationships with us, which could negatively affect our revenues, earnings, cash flows and expenses, regardless of whether the Merger is completed.

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

We cannot predict when or if we will obtain regulatory approval to market FOLOTYN in the United States for any additional indications or in any other countries.*

We are subject to stringent regulations with respect to product safety and efficacy by various international, federal, state and local authorities. FOLOTYN has not been approved for marketing in the United States for any indication other than the treatment of patients with relapsed or refractory PTCL.  In addition, FOLOTYN has not been approved for marketing for this or any other indication in any other country.  A pharmaceutical product cannot be marketed for a particular indication in the United States or most other countries until it has completed a rigorous and extensive regulatory review and approval process for that indication.  Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources.  Of particular significance are the requirements covering research and development, preclinical and clinical testing, manufacturing, quality control, labeling and promotion of drugs for human use.  We may not obtain the necessary regulatory approvals to market FOLOTYN in the United States for any additional indications or in any other countries.  For example, in January 2012, the EMA Committee for Medicinal Products for Human Use, or CHMP, adopted an opinion recommending against approval of our Marketing Authorisation Application, or MAA, for FOLOTYN for the treatment of patients with relapsed or refractory PTCL in Europe.  We submitted a request for the re-examination of the CHMP opinion in January 2012, and, on April 19, 2012, the CHMP confirmed its position and adopted a final opinion recommending against approval of the MAA.  On the same day, the CHMP forwarded a copy of its final opinion to the European Commission, or the EC, which is the regulatory authority responsible for rendering a final decision on the MAA.  On June 21, 2012, we received a letter from the EC stating that the EC had adopted the CHMP’s opinion recommending against approval of the MAA. The decision is final and binding, and we have no means to appeal.  If we fail to obtain or maintain regulatory approvals to market FOLOTYN in the United States for any additional indications or in any other countries, our ability to generate significant revenue or achieve profitability may be adversely affected.

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

Even if FOLOTYN meets safety and efficacy endpoints in clinical trials for additional indications, regulatory authorities may not approve FOLOTYN, or we may face post-approval problems that require withdrawal of FOLOTYN from the market.*

We will not be able to market FOLOTYN in the United States for any additional indications or in any other countries for any indications until we have obtained the necessary regulatory approvals.  Our receipt of approval of FOLOTYN in the United States for the treatment of patients with relapsed or refractory PTCL does not guarantee that we will obtain regulatory approval to market FOLOTYN in the United States for any additional indications or in any other countries.  We have limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may place us at risk of delays, overspending and human resources inefficiencies.

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

In January 2012, the CHMP adopted an opinion recommending against approval of our MAA for FOLOTYN for the treatment of patients with relapsed or refractory PTCL in Europe.  We submitted a request for the re-examination of the CHMP opinion in January 2012, and, on April 19, 2012, the CHMP confirmed its position and adopted a final opinion recommending against approval of the MAA.  On the same day, the CHMP forwarded a copy of its final opinion to the EC, which is the regulatory authority responsible for rendering a final decision on the MAA.  On June 21, 2012, we received a letter from the EC stating that the EC had adopted the CHMP’s opinion recommending against approval of the MAA. The decision is final and binding, and we have no means to appeal. If we fail to obtain or maintain regulatory approvals to market FOLOTYN in the United States for any additional indications or in any other countries, our ability to generate significant revenue or achieve profitability may be adversely affected.

When we seek approval for FOLOTYN in other countries, we are subject to numerous complex regulatory requirements and if approval is denied or limited in another country, or if another country imposes post-marketing requirements, that decision could affect our ability to market FOLOTYN in other countries.*

Any potential future marketing authorizations may be subject to conditions for approval or post authorization obligations. Such conditions or obligations may be costly and time consuming to fulfill and may affect our operations. For example, additional clinical data may be required to confirm the safety or efficacy profile of FOLOTYN in the target patient population.

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

We may need to raise additional capital to support our future operations.  If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop or commercialize FOLOTYN.*

Based upon the current status of our product development and commercialization plans, we believe that our cash, cash equivalents, and investments as of June 30, 2012, should be adequate to support our operations for at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.  On April 4, 2012, we entered into the Spectrum Merger Agreement with Spectrum pursuant to which we would become a wholly owned subsidiary of Spectrum.  The Merger may never be completed.  We anticipate continuing our current development programs and beginning other long-term development projects involving FOLOTYN, including the post-approval clinical studies required for FOLOTYN.  These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful.  In addition, we expect to incur significant costs relating to the commercialization of FOLOTYN, including costs related to our sales and marketing, medical affairs and manufacturing operations.  Therefore, we may need to raise additional capital to support our future operations.  Our actual capital requirements will depend on many factors, including:

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

Our success depends on the retention of our President and Chief Executive Officer and other key personnel.*

We are highly dependent on our President and Chief Executive Officer Paul L. Berns, other members of our management team and other key employees.  We are named as the beneficiary on a term life insurance policy covering Mr. Berns in the amount of $10.0 million.  We also depend on key employees and academic collaborators for each of our research and development programs.  The loss of any members of our management team or other key employees or academic collaborators could delay the development and commercialization of FOLOTYN or result in the termination of our FOLOTYN development program in its entirety.  Mr. Berns and others on our executive management team have employment agreements with us, but the agreements provide for “at-will” employment with no specified term.  Our future success also will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization of pharmaceutical products.  We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.  Additionally, in January 2011, we implemented a strategic reduction in workforce and we may have a more difficult time in attracting and retaining the employees we need as a result of a perceived risk of future workforce and expense reductions. In addition, as a result of the announcement and pendency of the potential Merger, our employees have experienced uncertainty regarding their future roles with the combined company, which has disrupted our business and adversely affected our ability to retain, recruit and motivate certain key personnel, including sales employees.  If we are unsuccessful in our recruitment and retention efforts, our business will be harmed.

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

In our Form 10-K, as amended, for the year ended December 31, 2011, management determined that there was a material weakness in our internal control over the evaluation of, and accounting for, complex multiple element arrangements and, as a result, our internal control over financial reporting was not effective as of the end of the period covered by this report.  Due to this material weakness, management also concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

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

As of August 1, 2012, we had 106,976,912 shares of common stock outstanding, of which Warburg owned 26,124,430 shares, or approximately 24% of the voting power of our outstanding common stock.  Although Warburg has entered into a standstill agreement with us, Warburg is, and will continue to be, able to exercise substantial influence over any actions requiring stockholder approval.

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

Date: August 3, 2012	ALLOS THERAPEUTICS, INC.

/s/ Paul L. Berns
Paul L. Berns
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David C. Clark
David C. Clark
Vice President, Finance and Treasurer
(Principal Financial and Accounting Officer)

Allos Therapeutics, Inc.

Index to Exhibits

Incorporated by Reference
Exhibit			Filing		Filed
No.	Description	Form	Date	Number	Herewith
2.1*	Agreement and Plan of Merger, dated as of April 4, 2012, by and among Allos Therapeutics, Inc., Spectrum Pharmaceuticals, Inc. and Sapphire Acquisition Sub, Inc.	8-K	4/6/12	2.1
2.2	Form of Contingent Value Rights Agreement.	8-K	4/6/12	2.2
2.3	Form of Tender and Voting Agreement, dated as of April 4, 2012, by and between Spectrum Pharmaceuticals, Inc., Sapphire Acquisition Sub, Inc. and the stockholders as set forth therein.	8-K	4/6/12	2.3
4.1	Amendment, dated as of April 4, 2012, to the Rights Agreement, dated as of May 6, 2003, by and between Allos Therapeutics, Inc. and Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC), as amended.	8-K	4/6/12	2.4
31.1	Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a).				X
31.2	Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a).				X
32.1#	Section 1350 Certification.				X
101.INS†	XBRL Instance Document (furnished electronically herewith)
101.SCH†	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith)
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)

*                       Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

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