Form 10-Q/A
period 2012-06-30
ALLOS THERAPEUTICS INC
filed 2012-08-17
CIK 1097264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to the quarterly report of Allos Therapeutics, Inc. on Form 10-Q/A (“Form 10-Q/A”) amends our quarterly report on Form 10-Q for the period ended June 30, 2012, which was originally filed on August 3, 2012 (“Original Form 10-Q”). This Form 10-Q/A is being filed solely for the purpose of amending Item 6 of Part II of the Original Form 10-Q to reflect the filing of Exhibit 10.1 herewith.  As indicated herein, confidential treatment has been requested from the Securities and Exchange Commission with respect to specific portions of such exhibit. The certifications of our principal executive officer and principal financial and accounting officer are attached to this Form 10-Q/A as Exhibits 31.3, 31.4 and 32.2.  Unless the context requires otherwise, references in this Form 10-Q/A to “Allos,” the “Company,” “we,” “us,” and “our” refer to Allos Therapeutics, Inc.

Except as described above, no other changes have been made to the Original Form 10-Q, and this Form 10-Q/A does not amend, update or change the financial statements or disclosures in the Original Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

ALLOS THERAPEUTICS, INC.

FORM 10-Q/A

(Amendment No. 1)

PART II. Other Information		3

ITEM 6.	Exhibits	3

SIGNATURES		4

PART II.  OTHER INFORMATION

ITEM 6.                       EXHIBITS

The exhibits listed in the Index to Exhibits (following the signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 17, 2012	ALLOS THERAPEUTICS, INC.

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
10.1‡

License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated December 23, 2002 and amended May 9, 2006 between Allos and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.

						X
31.	1♦	Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a).
31.	2♦	Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a).
31.	3	Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a).				X
31.	4	Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a).				X
32.	1#♦	Section 1350 Certification.
32.	2#	Section 1350 Certification.				X
101.INS†♦		XBRL Instance Document.
101.SCH†♦		XBRL Taxonomy Extension Schema Document.
101.CAL†♦		XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB†♦		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†♦		XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF†♦		XBRL Taxonomy Extension Definition Linkbase Document.

*                           Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

‡                            Indicates confidential treatment has been requested with respect to specific portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

♦                           Previously filed or furnished as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2012.

#                           The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Allos Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

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